Form 10-Q
period 2021-03-31
Invesco Real Estate Income Trust Inc.
filed 2021-05-27
CIK 1756761

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 333-254931
_______________________________________________________________

Invesco Real Estate Income Trust Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________________

Maryland	82-2188696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2001 Ross Avenue Suite 3400 Dallas, Texas (address of principal executive office)	75201 (Zip Code)
Registrant’s telephone number, including area code: (972)715-7400
_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of May 27, 2021, the issuer had the following shares outstanding: 6,090,595 shares of Class N common stock, 156,066 shares of Class E Common stock and 490 shares of Class I common stock. There were no outstanding shares of Class T common stock, Class S common stock or Class D common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	March 31, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$121,935	$60,773
Investments in unconsolidated real estate entities	98,791	89,284
Investments in real estate-related securities, at fair value	4,867	877
Intangible assets, net	8,638	7,600
Cash and cash equivalents	1,575	2,968
Restricted cash	750	750
Other assets	10,094	586
Total assets	$246,650	$162,838

LIABILITIES
Revolving credit facility	$80,000	$67,700
Due to affiliates	7,304	4,868
Accounts payable, accrued expenses and other liabilities	2,200	1,844
Total liabilities	89,504	74,412

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock, $0.01 par value per share, 5,536,905 and 3,247,457 shares issued and outstanding, respectively	144,920	83,194

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, $0.01 par value per share, 3,600,000,000 shares authorized, 708,603 and 361,374 shares issued and outstanding, respectively	7	4
Additional paid-in capital	18,611	9,276
Accumulated deficit and cumulative distributions	(6,433)	(4,089)
Total equity	12,226	5,232
Total liabilities, redeemable common stock and equity	$246,650	$162,838
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
$ in thousands except share amounts	2021	2020
Revenues
Rental revenue	$2,115	$—
Other revenue	63	—
Total revenues	2,178	—
Expenses
Rental property operating	512	—
General and administrative	1,161	1,203
Performance participation allocation	182	—
Depreciation and amortization	1,525	—
Total expenses	3,380	1,203
Other income (expense), net
Income from unconsolidated real estate entities, net	1,732	—
Income from real estate-related securities	9	—
Interest expense	(503)	—
Total other income (expense), net	1,238	—
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	36	(1,203)
Dividends to preferred stockholders	(2)	—
Net income (loss) attributable to common stockholders	$34	$(1,203)

Earnings (loss) per share:
Net income (loss) per share of Class N common stock, basic and diluted	$0.01	$(150.38)
Weighted average shares of Class N common stock outstanding, basic and diluted	5,508,310	8,000
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

	Series A Preferred Stock		Class N Common Stock		Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity	Class N Redeemable Common Stock
$ in thousands except share amounts	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2020	125	$41	361,374	$4	$9,276	$(4,089)	$5,232	3,247,457	$83,194
Proceeds from issuance of common stock, net of offering costs	—	—	346,478	3	9,315	—	9,318	2,289,448	61,726
Distribution reinvestment	—	—	32	—	1	—	1	—	—
Share-based compensation	—	—	719	—	19	—	19	—	—
Net income	—	—	—	—	—	36	36	—	—
Preferred stock dividends	—	—	—	—	—	(2)	(2)	—	—
Common stock distributions	—	—	—	—	—	(2,378)	(2,378)	—	—
Balance at March 31, 2021	125	$41	708,603	$7	$18,611	$(6,433)	$12,226	5,536,905	$144,920

	Series A Preferred Stock		Class N Common Stock		Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity	Class N Redeemable Common Stock
$ in thousands except share amounts	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$—	$200	$—	$200	—	$—
Net loss	—	—	—	—	—	(1,203)	(1,203)	—	—
Balance at March 31, 2020	—	$—	8,000	$—	$200	$(1,203)	$(1,003)	—	$—

See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2021	2020
Cash flows from operating activities:
Net income (loss)	$36	$(1,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Performance participation allocation	182	—
Income from unconsolidated real estate entities, net	(1,732)	—
Depreciation and amortization	1,525	—
Share-based compensation	19	—
Straight-line rents	(207)	—
Amortization of below-market leases	(49)	—
Amortization of deferred financing costs	157	—
Unrealized loss on real estate-related securities, net	12	—
Distributions of earnings from investments in unconsolidated real estate entities	1,259	—
Other items	6	—
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Increase in other assets	(584)	(794)
Increase in due to affiliates	1,802	1,997
Increase in accounts payable, accrued expenses, and other liabilities	334	—
Net cash provided by operating activities	2,760	—
Cash flows from investing activities:
Investments in unconsolidated real estate entities	(9,528)	—
Acquisitions of real estate	(71,015)	—
Purchase of real estate-related securities	(4,328)	—
Proceeds from sale of real estate-related securities	319	—
Distributions of capital from investments in unconsolidated real estate entities	496	—
Net cash used in investing activities	(84,056)	—
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	61,726	—
Proceeds from issuance of common stock	9,344	—
Proceeds from revolving credit facility	80,000	—
Repayment of revolving credit facility	(67,700)	—
Payment of loan deposit	(685)	—
Payment of deferred financing costs	(831)	—
Common stock distributions	(1,951)	—
Net cash provided by financing activities	79,903	—
Net change in cash and cash equivalents and restricted cash	(1,393)	—
Cash and cash equivalents and restricted cash, beginning of period	3,718	200
Cash and cash equivalents and restricted cash, end of period	$2,325	$200
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,575	$200
Restricted cash	750	—
Total cash and cash equivalents and restricted cash	$2,325	$200
Supplemental disclosures:
Interest paid	$409	$—
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$68	$—
Accrued preferred dividends	$2	$—
Distributions payable	$929	$—
Accrued offering costs due to affiliates	$26	$—
Distribution reinvestment	$1	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Organization and Business Purpose
Invesco Real Estate Income Trust Inc. (the “Company” or “we”) was incorporated on October 5, 2018 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2020. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. We conduct our business through Invesco REIT Operating Partnership L.P. (“INREIT OP”) and have four reportable segments. Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds a participation interest in INREIT OP. The Company was capitalized on October 29, 2019 with a $200,000 investment by an Invesco affiliate and commenced real estate operations in September 2020.
On May 14, 2021 our Registration Statement on Form S-11 (File No. 333-254931) with respect to our public offering was declared effective by the Securities and Exchange Commission (“SEC”). We have registered with the SEC a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
We are conducting a private offering exempt from registration under the Securities Act of 1933, as amended (the “Private Offering”), of up to $400 million in shares of our Class N common stock (“Class N shares” or “Class N common stock”). As of March 31, 2021, we issued 6,239,664 shares of Class N common stock to affiliates of the Company in the Private Offering for total net proceeds of $163.4 million after deducting offering costs of $1.0 million. The initial purchase price per Class N share was $25.00. The price per Class N share for subsequent purchases is based on our NAV per Class N share at the time of purchase. As of March 31, 2021, we have aggregate investor commitments from affiliates to purchase an additional $60.2 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. See Note 8 — “Revolving Credit Facility” for further information.
As of March 31, 2021, we owned an office property, a multifamily property, two industrial properties and real estate-related securities. We also invested in a joint venture that owns a portfolio of twenty medical office buildings and a limited liability company that owns a multifamily property, as further discussed in Note 4 — “Investments in Unconsolidated Real Estate Entities”.

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and result of operations for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2020 consolidated financial statements and notes thereto included in our Registration Statement on Form S-11 (File No. 333-254931).
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
The extent to which the ongoing COVID-19 pandemic impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of

COVID-19, future action plans and vaccination distribution and efficacy. Despite recent market rebounds across many asset classes, the ongoing COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space and our ability to undertake development and redevelopment projects. These consequences, in turn, could materially impact our results of operations. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of March 31, 2021, including judgments about the financial market and economic conditions which may change over time.
Consolidation
We consolidate entities in which the Company has a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE.
We apply the equity method of accounting if we have significant influence over an entity, typically when we hold 20 percent or more of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. See Note 4 — “Investments in Unconsolidated Real Estate Entities” for further information about our investments in partially owned entities.
Cash and Cash Equivalents
We consider all highly liquid investments that have original maturity dates of three months or less when purchased to be cash equivalents. We may have bank balances in excess of federally insured amounts. We mitigate our risk of loss by maintaining cash deposits with high credit-quality institutions and actively monitoring our counterparties to minimize credit risk exposure.
Restricted Cash
As of March 31, 2021 and December 31, 2020, restricted cash consists of an interest reserve of $0.8 million that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we account for the transaction as an asset acquisition. As of March 31, 2021, we have accounted for all of our property acquisitions as asset acquisitions.
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. For transactions that are business combinations, we also evaluate the existence of goodwill or a gain from a bargain purchase. We expense acquisition-related costs associated with business combinations as they are incurred. We capitalize acquisition-related costs associated with asset acquisitions.
When a transaction is determined to be an asset acquisition, we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. We assess relative fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. We estimate future cash flows based on a number of factors including historical operating results, known and anticipated trends and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price to acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.
We record acquired above-market and below-market leases at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid under each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. When estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. When estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
Intangible assets and intangible liabilities are recorded gross on our condensed consolidated balance sheets. Intangible liabilities are presented as a component of other liabilities. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on our condensed consolidated statements of operations. The amortization of in-place leases is a component of depreciation and amortization expense on our condensed consolidated statements of operations.
The cost of buildings and improvements includes the purchase price of our properties and any acquisition-related costs, along with any subsequent improvements to such properties. Our investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building and land improvements	1 - 10 years
Furniture, fixtures and equipment	1 - 7 years
Lease intangibles and leasehold improvements	Over lease term
Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
Repairs and maintenance are expensed to operations as incurred and are included in rental property operating expense on our condensed consolidated statements of operations.
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. If we determine that an impairment has occurred, we reduce the affected assets to their fair value or fair value less cost to sell if classified as held for sale. We did not record an impairment loss for the three months ended March 31, 2021.
Investments in Unconsolidated Real Estate Entities
We account for our investments in unconsolidated real estate entities under the equity method of accounting. Under the equity method of accounting, we record our initial investment in an unconsolidated real estate entity at cost and subsequently adjust the cost for our share of the real estate entity's income or loss and cash contributions and distributions each period. We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated real estate entity for potential impairment can require us to exercise significant judgment. We did not record any impairment losses on our investments in unconsolidated real estate entities for the three months ended March 31, 2021.
Distributions received from equity method investments are classified in the condensed consolidated statements of cash flows as either operating or investing activities based on the cumulative earnings approach. Under the cumulative earnings approach, we compare distributions received to our cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. The income or loss from equity method investments is included in income from unconsolidated real estate entities, net in our condensed consolidated statements of operations.
Investments in Real Estate-Related Securities
We invest in debt and equity securities of real estate companies. We have elected the fair market value option for accounting for investments in debt securities. We record changes in fair value of debt securities, interest income on debt securities, and bond premium and discount amortization as income from real estate-related securities in our condensed consolidated statement of operations.
We record equity securities with readily determinable market values at fair value. We record dividend income on equity securities when declared. We record changes in fair value of equity securities and dividend income as income from real estate-related securities in our condensed consolidated statement of operations.
Fair Value Measurements
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Additionally, there is a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:
Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
Valuation
Our investments in real estate-related securities are reported at fair value. We generally determine the fair value of our real estate-related securities by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price. The carrying amount of the revolving credit facility approximates its fair value. Cost approximates fair value for all other assets and liabilities.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. As of March 31, 2021,

$4.2 million of investments in real estate-related debt securities were classified as Level 2. Our equity security holdings were classified as Level 1.
Deferred Financing Costs
Direct costs associated with entering into our revolving credit facility are recorded as other assets on the condensed consolidated balance sheet and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the agreement.
Revenue Recognition
We recognize rental revenue on our leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of our contracts are, or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception of a new lease, including new leases that arise from amendments, we assess the terms and conditions of the lease to determine the proper lease classification.
A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances.
Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at our properties under operating leases. Revenue under operating leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the condensed consolidated balance sheets. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
Our contracts may contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. We do not segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as rental revenues in the accompanying condensed consolidated statements of operations.
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, we have made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, we will account for the changes as a lease modification. We did not make any lease concessions in the three months ended March 31, 2021 as a result of the COVID-19 pandemic.
Income Taxes
We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) commencing with our taxable year ending December 31, 2020. If we qualify for taxation as a REIT, we will generally not be subject to federal income tax as long as we distribute at least 100% of our taxable income each year. REITs are subject to a number of organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax. As of March 31, 2021, our tax years 2018 through 2020 remain subject to examination by the United States tax authorities.
Organization and Offering Costs
The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our net asset value (“NAV”) reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
As of March 31, 2021, the Adviser and its affiliates incurred organization expenses of $1.2 million and offering expenses of $1.0 million on our behalf for the Private Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets (December 31, 2020: $1.2 million and $0.9 million, respectively). Private Offering organization and offering expenses became a liability of the Company on January 16, 2020, the date on which the Private Offering commenced. We recorded the organization expenses associated with the Private Offering as general and administrative expenses and recorded the offering costs as an offset to Class N common stock based on the relative proceeds raised in the Private Offering.
As of March 31, 2021, the Adviser and its affiliates have incurred organization expenses of $0.3 million and offering costs of $2.4 million on our behalf for the Offering (December 31, 2020: $0.2 million and $1.6 million, respectively). We have not recorded organization and offering expenses related to the Offering in our condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 because these expenses are not our obligation until the commencement of the Offering. Our Offering commenced on May 14, 2021. See additional information in Note 17 — “Subsequent Events”.
Invesco Distributors, Inc. (the “Dealer Manager”) will serve as the dealer manager for the Primary Offering. See Note 12 — “Related Party Transactions” for more information on our relationship to the Dealer Manager and a description of selling commissions and dealer manager fees.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. All classes of common stock are allocated net earnings (loss) at the same rate per share and receive the same gross distribution per share. We calculate diluted net earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. As of March 31, 2021 and 2020, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of fully-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of our Advisory Agreement. See Note 11 — “Equity” for additional information regarding share-based compensation.
Share-based compensation arrangements may include options, stock appreciation rights, restricted stock and other share-based awards. We recognize compensation expense related to share-based awards to our independent directors in our condensed consolidated financial statements based on the fair value of the award on the date of grant.

Pending Accounting Pronouncements
In January 2021, the FASB expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to GAAP for contract modifications, hedge accounting and other relationships that reference the London Interbank Offered Rate (“LIBOR”) to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). The guidance can be applied as of January 1, 2020. We will evaluate our contracts that are eligible for modification relief and may apply the elections prospectively as needed. We are currently evaluating what impact the guidance will have on our condensed consolidated financial statements.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	March 31, 2021	December 31, 2020
Building and improvements	$96,935	$44,317
Land and land improvements	24,859	16,483
Furniture, fixtures and equipment	794	—
Total	122,588	60,800
Accumulated depreciation	(653)	(27)
Investments in real estate, net	$121,935	$60,773
We acquired 100% of a multifamily real estate property in St. Louis, MO (the “Cortona Apartments”) for $71.1 million in January 2021. The following table summarizes the allocation of the total cost for the property that we acquired during the three months ended March 31, 2021:

$ in thousands	Amount
Building and improvements	$52,619
Land and land improvements	8,376
Lease intangibles (1)	1,867
Capitalized tax abatement (2)	7,427
Furniture, fixtures and equipment	794
Total purchase price (3)	$71,083

(1)Lease intangibles include in-place leases.
(2)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over the remaining useful life of the tax abatement.
(3)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets acquired in connection with our acquisition of the Cortona Apartments during the three months ended March 31, 2021 were as follows:

In-place Lease Intangible
Weighted-average amortization period (in years)	0.5

4.Investments in Unconsolidated Real Estate Entities
We have formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of March 31, 2021, the Invesco JV owns an 85% interest in a joint venture (“Vida JV LLC”) with Welltower, Inc., the prior sole owner of the Sunbelt Medical Office Portfolio and an unaffiliated third party. As of March 31, 2021, Vida JV LLC owns a portfolio of 20 separate medical office buildings. On February 4, 2021, Vida JV LLC acquired two of these medical office buildings for $9.2 million. We own a 42.5% interest in Vida JV LLC through our ownership in the Invesco JV and account for our investment using the equity method of accounting.
As of March 31, 2021, we own an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our investment is structured as a preferred membership interest. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The redemption amount will primarily be determined by the inception-to-date earnings and distributions over the term of the preferred membership interest. The investment yields a current pay rate of 6.00%, increasing 0.50% annually during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. We account for our investment using the equity method of accounting. See Note 14 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
As our investment San Simeon Holdings is structured as a preferred membership interest and our membership interest is structured to receive a fixed return, we do not participate in any economic upside or downside of San Simeon Holdings. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with San Simeon Holdings is limited. We have concluded that San Simeon Holdings is a VIE and that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact San Simeon Holding’s economic performance. Our economic risk with respect to our investment is limited to our equity ownership and any uncollected distributions.
The following tables provide summarized balance sheets of our investments in unconsolidated real estate entities and a reconciliation to our equity investment:

	March 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total assets	$417,079	$113,404	$530,483
Total liabilities	(217,462)	(77,220)	(294,682)
Total equity of unconsolidated real estate entities	199,617	36,184	235,801

INREIT's share	84,837	13,703	98,540
INREIT outside basis	251	—	251
INREIT investment in unconsolidated real estate entities	$85,088	$13,703	$98,791

	December 31, 2020
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total assets	$366,482	$112,594	$479,076
Total liabilities	(187,882)	(76,322)	(264,204)
Total equity of unconsolidated real estate entities	178,600	36,272	214,872

INREIT's share	75,914	13,118	89,032
INREIT outside basis	252	—	252
INREIT investment in unconsolidated real estate entities	$76,166	$13,118	$89,284

The following table provides summarized operating data of our investments in unconsolidated real estate entities along with a reconciliation to the net loss from our investments:

	Three Months Ended March 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total revenue	$8,588	$2,255	$10,843
Income (loss) from unconsolidated real estate entities	3,031	(224)	2,807

INREIT's share	1,288	447	1,735
Amortization of INREIT outside basis	(3)	—	(3)
INREIT income (loss) from unconsolidated real estate entities	$1,285	$447	$1,732

5.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	March 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$2,846	$163	$3,009	$(14)	$2,995	2.45%	11/29/2033
Corporate debt	1,125	102	1,227	—	1,226	1.89%	5/2/2024
Total	$3,971	$265	$4,236	$(14)	$4,221

	December 31, 2020
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$716	$11	$727	$2	$729	3.39%	1/22/2032
Corporate debt	125	9	134	3	137	2.55%	1/15/2025
Total	$841	$20	$861	$5	$866

As of March 31, 2021 and December 31, 2020, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.6 million and approximately $11,000, respectively, and a period-end weighted average yield of 6.48% and 6.52%, respectively.

6.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	March 31, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$7,341	$(779)	$6,562
Leasing commissions	2,136	(60)	2,076
Total intangible assets, net	$9,477	$(839)	$8,638

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$(49)	$1,556
Total intangible liabilities, net	$1,605	$(49)	$1,556

	December 31, 2020
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$5,475	$(7)	$5,468
Leasing commissions	2,136	(4)	2,132
Total intangible assets, net	$7,611	$(11)	$7,600

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$—	$1,605
Total intangible liabilities, net	$1,605	$—	$1,605

The estimated future amortization of our intangibles for each of the next five years and thereafter as of March 31, 2021 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2021 (remainder)	$1,696	$170	$(146)
2022	601	227	(194)
2023	601	227	(194)
2024	601	227	(194)
2025	601	227	(194)
2026	601	227	(194)
Thereafter	1,861	771	(440)
	$6,562	$2,076	$(1,556)

7.Other Assets
The following table summarizes the components of other assets:

$ in thousands	March 31, 2021	December 31, 2020
Capitalized tax abatement, net (1)	$7,358	$—
Deferred financing costs, net	1,114	440
Loan deposit	685	—
Prepaid expenses	548	130
Receivables	129	—
Other	260	16
Total	$10,094	$586
(1)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over the remaining useful life of the tax abatement.
8.Revolving Credit Facility
On January 22, 2021, INREIT OP entered into a revolving credit facility (“Revolving Credit Facility”) with Bank of America, N.A. (“Bank of America”). On February 8, 2021, INREIT OP repaid its previous revolving credit facility. The Revolving Credit Facility is secured by a $30 million capital commitment from Invesco Realty, Inc. that is not available to fund our operating or investing activities. We may be required to call capital under this commitment to repay outstanding obligations under the Revolving Credit Facility in the event of default. The Revolving Credit Facility matures on January 20, 2023 with the option to extend the maturity date to January 22, 2024. We incurred $0.8 million of direct costs in connection with entering into the Revolving Credit Facility. We are amortizing the direct costs incurred in connection with the Revolving Credit Facility and the remaining unamortized balance of our previous credit facility over the contractual term of the Revolving Credit Facility.
The maximum aggregate principal amount of outstanding loans under the Revolving Credit Facility is $100 million, provided that INREIT OP may increase the maximum aggregate principal amount of outstanding loans to up to $150 million in accordance with the terms of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at INREIT OP's option, at a rate equal to the Eurodollar rate, the LIBOR or a base rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America as its “prime rate” or (3) the Eurodollar rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. Upon the termination of the use of LIBOR, borrowings under the Revolving Credit Facility will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a related spread adjustment that has been selected or recommended by the relevant governmental body.
In addition, INREIT OP is required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at a rate per annum of 0.20% when usage is greater than 50% and at a rate per annum of 0.25% when usage is less than or equal to 50%. The Revolving Credit Facility contains customary conditions to funding and various affirmative and negative financial covenants. INREIT OP was in compliance with all of the Revolving Credit Facility's financial covenants as of March 31, 2021. As of March 31, 2021, INREIT OP had $80.0 million in outstanding loans under the Revolving Credit Facility and a total available commitment of $20.0 million. The weighted average interest rate on loans outstanding under the Revolving Credit Facility was 1.71% as of March 31, 2021. The weighted average interest rate on loans outstanding under the previous revolving credit facility was 2.00% as of December 31, 2020.

9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	March 31, 2021	December 31, 2020
Intangible liabilities, net	$1,556	$1,605
Accounts payable and accrued expenses	213	36
Tenant security deposits	196	130
Prepaid rental income	115	—
Real estate taxes payable	110	—
Accrued interest expense	10	73
Total	$2,200	$1,844

10.Redeemable Common Stock
As of March 31, 2021, Massachusetts Mutual Life Insurance Company (“MassMutual”) has committed to purchase up to $200.0 million of Class N shares in the Private Offering (the “MassMutual Capital Commitment”). MassMutual is an affiliate of Invesco. The MassMutual Capital Commitment expires on September 28, 2021. The initial purchase price per Class N share was $25.00. The price per Class N share for subsequent purchases is based on our NAV per Class N share at the time of purchase.
As of March 31, 2021, MassMutual had purchased 5,536,905 Class N shares for $144.9 million, net of offering costs. The Class N shares have been classified as redeemable common stock on our condensed consolidated balance sheet because MassMutual has the contractual right to redeem the shares under certain circumstances, as described below. MassMutual's redemption rights are not transferable.
At MassMutual's written request, we are required to repurchase MassMutual's Class N shares and any other shares of our common stock held by MassMutual (collectively, “MassMutual Shares”) at the earlier of (i) the third anniversary of the date we commenced the Offering, or (ii) the date that our aggregate NAV is at least $1.5 billion. When we are required to begin repurchasing the MassMutual Shares, we will repurchase the shares on a monthly basis at MassMutual's request. The repurchase price will generally be equal to the NAV per share for the class of shares being repurchased as of the prior month end. The aggregate amount (based upon aggregate repurchase price) of MassMutual Shares that we are required to repurchase in any month is limited to the lesser of (i) 15% of the net proceeds from the sale of shares of common stock in the Offering to persons other than MassMutual and its affiliates in the month prior to when MassMutual submits their purchase request, and (ii) 1.5% of our aggregate NAV as of the last day of the month prior to when MassMutual submits their purchase request.
When it becomes probable that the MassMutual Shares will become redeemable, we will recognize changes in the redemption value of the MassMutual Shares as they occur. The change in the redemption value will be recorded as an adjustment to additional paid-in capital and will not affect income available to common stockholders. We will limit any adjustment in the carrying amount of the redeemable common stock to the initial amount reported as redeemable common stock. The redemption of the MassMutual shares became probable when the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) effective on May 14, 2021. See Note 17 - “Subsequent Events” for additional information.
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. MassMutual's rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.

11.Equity
Authorized Capital
As of March 31, 2021 and December 31, 2020, we were authorized to issue preferred stock and six classes of common stock consisting of the following:

Classification	Number of Shares (in thousands)	Par Value
Preferred Stock	100,000	$0.01
Class S Shares	600,000	$0.01
Class T Shares	600,000	$0.01
Class D Shares	600,000	$0.01
Class I Shares	600,000	$0.01
Class E Shares	600,000	$0.01
Class N Shares	600,000	$0.01
Total	3,700,000
Preferred Stock
As of March 31, 2021, we have sold 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock (“Series A Preferred Stock”) for $500.00 per share in a private placement exempt from registration under the Securities Act of 1933, as amended. The offering was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the requirements for qualification as a REIT under the Internal Revenue Code. Total proceeds from the sale of the Series A Preferred Stock were $62,500 before issuance costs of $21,900. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually commencing with the first dividend payment date on December 31, 2020. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.
Common Stock
We issued 6,245,508 shares of Class N common stock as of March 31, 2021 (December 31, 2020: 3,608,831 shares). As discussed in Note 10 — “Redeemable Common Stock,” 5,536,905 of our Class N shares have been classified as redeemable common stock as of March 31, 2021 (December 31, 2020: 3,247,457 shares) because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. The remaining 708,603 Class N shares that were issued as of March 31, 2021 (December 31, 2020: 361,374 shares) have been recorded as common stock.
As of March 31, 2021, our affiliates have committed to purchase an additional $60.2 million of Class N common stock, including the MassMutual Capital Commitment of $54.2 million discussed in Note 10 — “Redeemable Common Stock” and a commitment from other affiliates of Invesco of $6.0 million described in Note 12 — “Related Party Transactions”. Our investor commitments exclude a $30 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three months ended March 31, 2021, we declared distributions of $2.4 million. We accrued $0.9 million and $0.5 million for distributions payable as a component of due to affiliates in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. We did not declare any distributions for the three months ended March 31, 2020.

The following table details the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2021:

	Series A Preferred Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4280
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders (other than stockholders residing in certain states, as discussed below) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders residing in Alabama, Idaho, Kansas, Kentucky, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased under the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable. The transaction price will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees for shares of our Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. The total amount of share repurchases under the plan is limited to 2% of our aggregate NAV per month and 5% of our aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Our transaction price will generally equal our prior month's NAV per share for that share class. Shares repurchased within one year of the date of issuance will be repurchased at 95% of the current transaction price (the “Early Repurchase Deduction”). The Early Repurchase Deduction will not apply to shares acquired through the distribution reinvestment plan, and we may waive the Early Repurchase Deduction in the case of repurchases resulting from a stockholder’s death, qualifying disability or divorce. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests, and we have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Our Board of Directors may modify or suspend the share repurchase plan.
Share-Based Compensation Plan
During the three months ended March 31, 2021, we awarded independent members of our Board of Directors 719 shares of Class N common stock under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 of compensation expense related to these awards. As of March 31, 2021, 194,156 shares of common stock remain available for future issuance under the Incentive Plan.
12.Related Party Transactions
Management Fee and Performance Participation Allocation
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our Board of Directors and has only such functions and authority as we delegate to it.
We will pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Private Offering of Class N shares, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive payment of management fees in either Class I shares, INREIT OP Class I Units or cash.

The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. The Adviser is not obligated to dedicate any of its employees exclusively to us, nor is the Adviser obligated to dedicate any specific portion of time to our business. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. Such services may include accounting and internal audit services, account management services, corporate and secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters. In such event, we will reimburse the Adviser or the Adviser's affiliate, as applicable, the cost of performing such services (including employment costs and related expenses allocable thereto) provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction. During the three months ended March 31, 2021, we incurred $0.3 million for costs of support personnel that were provided by the Adviser.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The allocations started to accrue in March 2021 and are calculated and payable on an annual basis. As of March 31, 2021, we accrued $0.2 million for the Special Limited Partner's performance participation interest. The Adviser may elect to receive payment of the performance participation interest in either Class I shares, INREIT OP Class I Units or cash.
The Dealer Manager is a registered broker-dealer affiliated with the Adviser. We intend to enter into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Primary Offering.
The Dealer Manager will be entitled to receive selling commissions and stockholder servicing fees for certain classes of shares. We will accrue the full cost of the stockholder servicing fee, up to the 8.75% threshold, as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. There will not be a stockholder servicing fee with respect to Class I and Class E shares. As of March 31, 2021, we have not incurred any selling commissions or stockholder servicing fees.
Due to Affiliates
Due to affiliates consists of:

$ in thousands	March 31, 2021	December 31, 2020
Other general and administrative expenses	$4,006	$2,205
Private organization expenses	1,210	1,210
Private offering costs	958	931
Distributions payable	929	503
Performance participation allocation	182	—
Share-based compensation payable	19	19
Total	$7,304	$4,868
The Adviser also advanced $2.6 million of organization and offering costs related to the Offering on our behalf through March 31, 2021 ($1.8 million as of December 31, 2020) that are excluded from the table above. Organization and offering expenses related to the Offering have not been recognized in the accompanying condensed consolidated financial statements as they are not our obligation until the commencement of the Offering. Our Offering commenced May 14, 2021. See additional information in Note 17 — “Subsequent Events”.

Related Party Share Ownership
As of March 31, 2021, all of our Class N common stock is held by affiliates and MassMutual is the sole owner of our Class N redeemable common stock. MassMutual is an affiliate of the Company and is considered an affiliate of Invesco and the Adviser because MassMutual has a material financial interest in and the right to appoint a member of the board of directors of Invesco.
Through March 31, 2021, affiliates had purchased the following amounts of our Class N common stock:

$ in thousands	Number of Class N Common Stock	Purchase Price
MassMutual	5,536,905	$145,777
Invesco Realty, Inc.	553,691	14,578
Members of our Board of Directors and employees of our Adviser(1)	149,068	3,992
	6,239,664	$164,347
(1)Excludes 5,844 shares that have been awarded to our Board of Directors under our Incentive Plan.
We have committed to exchange all shares of Class N common stock held by our directors into shares of Class E common stock when we commence the Offering.
As of March 31, 2021, our affiliates have committed to purchase an additional $60.2 million of Class N common stock, including the MassMutual Capital Commitment of $54.2 million and a commitment from other affiliates of Invesco of $6.0 million. Our investor commitments exclude a $30 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default. This commitment is not available to fund our operating or investing activities.
13.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of March 31, 2021 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Real Estate Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. Under the terms of the limited liability company agreement of San Simeon Holdings, we are required to fund our commitment as requested through December 31, 2023. As of March 31, 2021, our undrawn capital commitment was $10.3 million.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2021.
As of March 31, 2021 and December 31, 2020, we were not subject to any material litigation or aware of any pending or threatened material litigation.
15.Tenant Leases
Our real estate properties are leased to tenants under operating lease agreements that expire on various dates. Certain leases have the option to extend or terminate at the tenant’s discretion and have termination options that may result in additional fees due to the Company.
Rental revenue is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. The leases do not have material variable payments, material residual value guarantees or material restrictive covenants.

The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended March 31,
$ in thousands	2021	2020
Fixed lease payments	$1,854	$—
Variable lease payments	261	—
Rental revenue	$2,115	$—
Aggregate minimum annual rentals for our wholly-owned real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2021 (remainder)	$2,643
2022	3,610
2023	3,708
2024	3,808
2025	3,912
2026	4,018
Thereafter	16,554
Total	$38,253

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
16.Segment Reporting
We operated in four reportable segments: healthcare properties, office properties, industrial properties and multifamily properties. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenues and property operating expenses and the net of revenues and property operating expenses of unconsolidated real estate entities that is allocable to the Company's ownership interest.
The following table summarizes our total assets by segment:

$ in thousands	March 31, 2021	December 31, 2020
Healthcare	$85,088	$76,166
Office	37,256	35,788
Industrial	31,108	31,143
Multifamily	83,924	13,118
Corporate and other	9,274	6,623
Total assets	$246,650	$162,838

The following table summarizes our financial results by segment for the three months ended March 31, 2021:

$ in thousands	Healthcare	Office	Industrial	Multifamily	Corporate and Other	Total
Revenues:
Rental revenue	$—	$687	$566	$862	$—	$2,115
Other revenue	—	—	—	63	—	63
Total revenues	—	687	566	925	—	2,178

Expenses:
Rental property operating	—	96	163	253	—	512
Total expenses	—	96	163	253	—	512
Income from unconsolidated real estate entities	5,959	—	—	447	—	6,406
Income from real estate-related securities	—	—	—	—	9	9
Segment net operating income	$5,959	$591	$403	$1,119	$9	$8,081

Depreciation and amortization	$(4,674)	$(298)	$(211)	$(1,016)	$—	$(6,199)
General and administrative						(1,161)
Interest expense						(503)
Performance participation allocation						(182)
Net income attributable to Invesco Real Estate Income Trust Inc.						36
Dividends to preferred stockholders						(2)
Net income attributable to common stockholders						$34
The following table reconciles our segment income from unconsolidated real estate entities to income from unconsolidated real estate entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2021:

$ in thousands
Segment income from unconsolidated real estate entities	$6,406
Depreciation and amortization attributable to unconsolidated real estate entities	(4,674)
Income from unconsolidated real estate entities	$1,732
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2021:

$ in thousands
Segment depreciation and amortization	$(6,199)
Depreciation and amortization attributable to unconsolidated real estate entities	4,674
Depreciation and amortization	$(1,525)

17.Subsequent Events
Commencement of the Public Offering
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) with respect to our Offering was declared effective by the SEC. We recorded the following to our financial statements in May 2021 because our Offering commenced:
•We recorded organization expenses of $0.3 million and offering costs of $2.4 million that were advanced by our Adviser as an increase in due to affiliates on our condensed consolidated balance sheet. As discussed in Note 2 - “Summary of Significant Accounting Policies”, these costs were not our obligation until the Offering commenced.
•We recorded an increase to redeemable common stock and a decrease to additional paid-in capital of $6.9 million to adjust the value of redeemable common stock to our April 30, 2021 NAV because the redemption of our redeemable common stock became probable when the SEC declared our Registration Statement effective.
Financing
On May 25, 2021, we entered into a seven-year mortgage loan with an unaffiliated lender for $45.0 million secured by the Cortona Apartments (the “Cortona Loan”). The Cortona Loan bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) LIBOR and matures on June 1, 2028.
On May 25, 2021, the Revolving Credit Facility was paid down by $44.0 million with proceeds from the Cortona Loan.
Exchange of Class N Shares
On May 14, 2021, we exchanged 156,066 Class N shares of our common stock held by our directors and employees of the Adviser and its affiliates, for no additional consideration, on a one-for-one basis into Class E shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Invesco Real Estate Income Trust Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Adviser,” and we refer to the indirect parent company of our Adviser, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as “Invesco”.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to our unaudited condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report.
Forward Looking Statements
We make forward-looking statements in this Quarterly Report and other filings we make with the SEC within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
•ongoing spread and economic and operational impact of the COVID-19 pandemic;
•economic and regulatory changes that impact the real estate market in general;
•our business and investment strategy;
•our ability to achieve our investment objective;
•our investment portfolio and pipeline;
•our ability to raise a substantial amount of capital on an ongoing basis;
•our ability to deploy capital quickly to capitalize on potential investment opportunities;
•increases in interest rates and lack of availability of financing;
•valuations and appraisals of our real properties, real estate-related securities and any property-level and entity-level debt, and their impact on NAV;
•difference between actual operating results and what was budgeted for that period;
•our intention and ability to make distributions, including our ability to fund distributions from sources other than cash flow from operations, including without limitation, the sale of or repayments under our assets, borrowing, or offering proceeds;
•our ability to satisfy repurchase requests;
•the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
•our ability to maintain sufficient liquidity to meet our short-term liquidity needs; and
•our reliance on the Adviser to conduct our operations.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Summary
We are a Maryland corporation focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (“INREIT OP”), of which we are the sole general partner.
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We intend to qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2020. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
On May 14, 2021, the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of the date of this Quarterly Report, we have not sold any shares in the Primary Offering.
We are conducting a private offering (the “Private Offering”) of up to $400 million in shares of our Class N common stock (“Class N shares” or “Class N common stock”). As of March 31, 2021, we issued 6,239,664 shares of Class N common stock to affiliates of the Company in the Private Offering for total net proceeds of $163.4 million after deducting offering costs of $1.0 million. As of March 31, 2021, we have aggregate investor commitments from affiliates to purchase an additional $60.2 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility.
We commenced real estate operations in September 2020. As of March 31, 2021, we owned an office property, a multifamily property, two industrial properties and real estate-related securities. We also hold interests in a joint venture that owns a portfolio of twenty medical office buildings and a limited liability company that owns a multifamily property.
Q1 2021 Highlights
Operating Results
•Raised net proceeds of $71.1 million from the sale of our Class N shares in our private offering.
•Entered into a new $100 million revolving credit facility and repaid all borrowings outstanding under our former credit facility.
•Declared monthly Class N common stock distributions totaling $2.4 million ($0.4280 per share).
•Generated year-to-date and inception-to-date total returns through March 31, 2021 of 3.9% and 13.1%, respectively, for our Class N shares. Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
Investments
•Purchased one multifamily property for $71.1 million. The acquisition is consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the United States.

•Acquired a 42.5% indirect interest in two medical office buildings for $9.2 million.
•Increased our investments in real estate-related securities to $4.9 million as of March 31, 2021.
Investment Portfolio
Summary of Portfolio
The following table summarizes the allocation of our investment portfolio based on fair value as of March 31, 2021

Asset Allocation ($ in thousands)	Percentage
Real Estate	97%
Real Estate-Related Securities	2%
Cash and Cash Equivalents	1%
Total	100%
The following tables describes the diversification of our investments in real estate based on fair value as of March 31, 2021:

By Property Type (1)	Percentage
Healthcare	54%
Industrial	9%
Office	11%
Multifamily	26%
Total	100%

By Geography (1)	Percentage
South	50%
West	28%
East	—%
Midwest	22%
Total	100%

(1)The tables herein include our investments in both consolidated and unconsolidated real estate. The Sunbelt Medical Office Portfolio is included at our pro rata share (42.5%) of the underlying real estate. For San Simeon Apartments, we included the fair value of our investment in San Simeon Holdings. See “—Real Estate” below for additional information on these investments.

As of March 31, 2021, we had acquired an ownership interest in 25 properties for a total purchase price of $238.1 million, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of healthcare, office, industrial and multifamily properties, concentrated in growth markets across the United States.
The following table provides a summary of our portfolio as of March 31, 2021:

Segment	Number of Properties	Sq. Feet / Units	Occupancy Rate	Gross Asset Value ($ in thousands) (1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Healthcare	20	1,030,397 sq. ft.	96%	$176,937	$5,959	69%
Industrial	2	94,007 sq. ft.	100%	31,500	566	7%
Office	1	80,980 sq. ft.	100%	35,800	687	8%
Multifamily	2	709 units	93%	84,971	1,372	16%
Total	25			$329,208	$8,584	100%

(1)Based on fair value as of March 31, 2021. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The Sunbelt Medical Office Portfolio is included at our pro rata share (42.5%) of the underlying real estate. For San Simeon Apartments, we included the fair value of our investment in San Simeon Holdings. See additional information on these investments below in Real Estate.

(2)Segment revenue is presented for the three months ended March 31, 2021. Healthcare and Multifamily segment revenue includes income from unconsolidated entities.
Real Estate
The following table provides information regarding our portfolio of real estate as of March 31, 2021:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	96%
Total Healthcare	20				86,416	1,030,397	sq. ft.
Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Total Industrial	2				31,077	94,007	sq. ft.
Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.
Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	95%
San Simeon Apartments (2)	1	Houston, TX	December 2020	51%	13,789	431	units	92%
Total Multifamily	2				84,872	709	units
Total Investment Properties	25				$238,094

(1)We hold our interest in the Sunbelt Medical Office Portfolio through a 50% ownership interest in the Invesco JV, a joint venture between INREIT OP and Invesco U.S. Income Fund L.P., an affiliate of Invesco. The Invesco JV holds an 85% ownership interest in a joint venture with Welltower, Inc., the prior owner of the Sunbelt Medical Office Portfolio. We account for our investment using the equity method of accounting. The dates of acquisition and aggregate purchase price in the table above reflect the dates of our investments and the total amount of our investment in the Invesco JV.
(2)We own an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns San Simeon Apartments. Our investment is structured as a preferred membership interest and we account for our investment in the San Simeon Apartments using the equity method of accounting. The acquisition date and purchase price in the table above reflect the date and amount of our equity investment in San Simeon Holdings. Purchase price represents our initial equity investment into San Simeon Holdings and includes an interest reserve held in restricted cash of $0.8 million.
Investments in Real Estate-Related Securities
As of March 31, 2021, our Real Estate-Related Securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt and preferred stock in real estate investment trusts. The following table details our investments in real estate-related debt securities as of March 31, 2021:

	March 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$2,846	$163	$3,009	$(14)	$2,995	2.45%	11/29/2033
Corporate debt	1,125	102	1,227	—	1,226	1.89%	5/2/2024
Total	$3,971	$265	$4,236	$(14)	$4,221

As of March 31, 2021 we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.6 million and a period-end weighted average yield of 6.48%.

Lease Expirations
The following schedule details the expiring leases at our industrial, office and healthcare properties by annualized base rent and square footage as of March 31, 2021.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	21	$1,190	4%	70,190	6%
2022	40	2,773	9%	92,757	8%
2023	39	2,547	8%	100,510	9%
2024	37	3,343	11%	132,231	11%
2025	14	971	3%	42,927	4%
2026	12	4,224	14%	124,296	11%
2027	12	988	3%	38,955	3%
2028	16	2,972	10%	77,746	7%
2029	8	2,898	9%	113,651	10%
2030	7	1,837	6%	86,273	7%
Thereafter	16	6,818	23%	271,886	24%
Total	222	$30,561	100%	1,151,422	100%

(1)Annualized base rent is determined from the annualized March 31, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.

Factors Affecting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions, and the competitive environment for real estate assets.
Rental Property Operating Results
We generate rental property income primarily from rental revenue received by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with increasing or market value rents for the properties that we acquire, and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.
General and Administrative
Our operating expenses include general and administrative expenses, including legal, accounting, and other expenses related to corporate governance, public reporting and compliance with the various provisions of securities laws. Increases or decreases in our operating expenses will impact our overall financial performance.
Income From Unconsolidated Real Estate Entities, Net
We have two investments in unconsolidated real estate entities that are accounted for using the equity method of accounting. Our income or loss from these investments is reported in our condensed consolidated statement of operations as income from unconsolidated real estate entities, net.
Market Conditions
The COVID-19 pandemic has slowed global economic activity, caused significant volatility in financial markets and negatively impacted most commercial real estate property types. The responses of many countries, including the United States, to the pandemic have included mandatory quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, restrictions on travel and mandatory closures. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners of real estate. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Occupier demand and property valuations are dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. The extent to which COVID-19 impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the implementation of vaccines to combat and eventually bring an end to the COVID-19 pandemic. Business disruption resulting from the COVID-19 pandemic could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects. These consequences, in turn, could materially impact our results of operations.
Competitive Environment
We face competition from a diverse mix of market participants, including but not limited to, other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Competition from others may diminish our opportunities to acquire a desired investment on favorable terms or at all. In addition, the competition we face may put pressure on us to reduce the rental rates for the properties that we acquire below those that we expect to charge, which would adversely affect our financial results.
Proposed Changes to the London Interbank Offered Rate (“LIBOR”)
In 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR will not be guaranteed after 2021. The Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from LIBOR, has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Further, on March 5, 2021, the FCA announced that December 31, 2021 will be the cessation date for one week and two month U.S. Dollar (“USD”) LIBOR. The FCA also set June 30, 2023 as the cessation date for the other five tenors (overnight and one, three, six and twelve months) of USD LIBOR.
On April 6, 2021, New York State (“NYS”) put into law legislation to help address challenges surrounding legacy LIBOR contracts that have no effective means to transition away from LIBOR and to incentive the selection of SOFR-based fallback rates in other contracts. The law applies to existing USD LIBOR contracts governed by NYS law that use LIBOR as a benchmark and contain no fallback provisions or contain fallback provisions that result in a benchmark replacement that is based in any way on any LIBOR value. For these in scope contracts, the NYS law provides that on and after “LIBOR Replacement Date” (the date that USD LIBOR ceases to be published or to be representative), USD LIBOR is replaced by operation of law with the relevant SOFR-based rate plus the spread adjustment recommended for that contract type by the US Federal Reserve or the ARRC, and any LIBOR-based fallback provisions are permanently overridden. Additionally, the law applies to existing USD LIBOR contracts governed by NYS law that contain fallback provisions that permit or require a party to select a benchmark replacement that is based in any way on any LIBOR value or otherwise in its discretion. For such contracts, the law authorizes and safe harbors the selection by such party of the relevant SOFR-based rate plus the spread adjustment recommended for that contract type by the Fed or the ARRC to apply on and after the “LIBOR Replacement Date”.
SOFR is an overnight rate unlike LIBOR which is a forward-looking term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. The ARRC has announced that they will not recommend a forward-looking SOFR term rate by mid-2021, as previously announced, due to insufficient development of the SOFR derivatives markets. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time or to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread and there is no assurance that the spread adjustment will avoid negative financial impacts on our portfolio at the time of transition.
We have contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences related to contracts that are indexed to LIBOR.
In October 2019, the IRS and Treasury proposed regulations that are expected to provide taxpayers relief from adverse impacts resulting from the transition away from LIBOR to an alternative reference rate. The proposed regulations make clear that a change in the reference rate (and associated alterations to payment terms) of a financial instrument is generally not considered a taxable event, provided the fair value of the modified instrument is substantially equivalent to the fair value of the unmodified instrument.
The Financial Accounting Standards Board has also issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met.
Qualification as a REIT
We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We believe that we have been organized and will operate in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code so long as our board of directors determines that REIT qualification remains in our best interest. Many of the requirements for taxation as a REIT are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. However, if we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which REIT qualification was lost unless we were entitled to relief under specific statutory provisions.
Results of Operations
We commenced real estate operations in September 2020. Accordingly, our results of operations for the three months ended March 31, 2021 and 2020 are not comparable and we have not described the increases (decreases) from the corresponding 2020 period when we had no real estate operations. We expect revenues and expenses to increase during the year ending December 31, 2021 because we will have a full year of operations in 2021 and expect to continue making additional investments.
The following table sets forth the results of our operations:

	Three Months Ended March 31,
$ in thousands	2021	2020
Revenues
Rental revenue	$2,115	$—
Other revenue	63	—
Total revenues	2,178	—
Expenses
Rental property operating	512	—
General and administrative	1,161	1,203
Performance participation allocation	182	—
Depreciation and amortization	1,525	—
Total expenses	3,380	1,203
Other income (expense), net
Income from unconsolidated real estate entities, net	1,732	—
Income from real estate-related securities	9	—
Interest expense	(503)	—
Total other income (expense), net	1,238	—
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$36	$(1,203)
Dividends to preferred stockholders	$(2)	$—
Net income (loss) attributable to common stockholders	$34	$(1,203)
Rental Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. During the three months ended March 31, 2021, we acquired the Cortona Apartments and assumed the underlying tenant leases when we acquired the property.
General and Administrative Expenses
During the three months ended March 31, 2021, general and administrative expenses were $1.2 million, and consisted primarily of accounting, audit and tax fees, legal fees, other professional services fees and directors expenses. During the three months ended March 31, 2020, general and administrative expenses were $1.2 million, and consisted primarily of organization costs related to our Private Offering.
Income from Unconsolidated Real Estate Entities, Net
During the three months ended March 31, 2021, our net income from unconsolidated real estate entities totaled $1.7 million on two investments. We recorded net income of $1.3 million on our investment in a real estate joint venture that owns the Sunbelt Medical Office Portfolio. We recorded net income of $0.4 million on our preferred membership interest in the limited liability company that owns the San Simeon Apartments as this investment has a current pay rate of 6.00% and a preferred accrued return of 4.00%.
Performance Participation Allocation
During the three months ended March 31, 2021, the performance participation allocation accrual was $0.2 million.
Depreciation and Amortization
During the three months ended March 31, 2021, depreciation and amortization expenses were $1.5 million, driven by depreciation and amortization on the four consolidated properties we owned during the quarter.
Interest Expense
For the three months ended March 31, 2021, we incurred interest expense of $0.5 million that primarily consists of interest expense of $0.3 million on loans outstanding under our credit facilities. Interest expense also includes amortization of deferred financing costs of $0.2 million. See “Liquidity and Capital Resources” below as well as Note 8 — “Revolving Credit Facility” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization, and (iv) similar adjustments for non-controlling interests and unconsolidated real estate entities. We did not sell any real estate property or record any impairment during the three months ended March 31, 2021.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of below-market lease intangibles, (iii) organization costs and certain operating expenses advanced by the Adviser, (iv) unrealized losses (gains) from changes in fair value of real estate-related securities, (v) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us and (vi) similar adjustments for non-controlling interests and unconsolidated real estate entities. We may add additional adjustments to FFO to arrive at AFFO as appropriate.
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized gains (losses) on investments in real estate-related securities and (ii) management fee paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period, and (c) similar adjustments for non-controlling interests and unconsolidated real estate entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions, and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.
The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

Three Months Ended March 31,
$ in thousands	2021
Net income attributable to our stockholders	$34
Adjustments to arrive at FFO:
Real estate depreciation and amortization	1,525
Amount attributed to unconsolidated real estate entities for above adjustment	1,986
FFO attributable to our stockholders	3,545
Adjustments to arrive at AFFO:
Straight-line rental income	(207)
Amortization of below-market lease intangibles	(49)
Accrued preferred return from preferred membership interest	(241)
Unrealized losses from changes in the fair value of real estate-related securities	12
Non-cash share based compensation awards	19
Non-cash performance participation allocation	182
Other operating expenses (1)	1,240
Amount attributed to unconsolidated real estate entities for unrealized gains on derivatives	(1,551)
Amount attributed to unconsolidated real estate entities for above adjustments	(258)
AFFO attributable to our stockholders	2,692
Adjustments to arrive at FAD:
Recurring capital expenditures attributed to unconsolidated real estate entities (2)	(143)
FAD attributable to our stockholders	$2,549

(1)The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021.
(2)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.

Net Asset Value
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus any applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including securities investments), the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV:

$ in thousands	March 31, 2021
Stockholders' equity	$12,226
Adjustments:
Redeemable common stock (1)	144,920
Organization costs, offering costs and certain operating expenses (2)	6,173
Unrealized real estate appreciation (3)	5,547
Accumulated depreciation and amortization (4)	4,556
Other assets (2)	(1,325)
NAV	$172,097

(1)MassMutual's Class N shares are redeemable common stock and we include the value of these shares as a component of our NAV. MassMutual’s Class N shares have been classified as redeemable common stock on our condensed consolidated balance sheets because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable.
(2)The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021. These costs include certain prepaid expenses that are classified as other assets in our GAAP condensed consolidated financial statements that has also been excluded from our NAV.
Under GAAP, organization and operating costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, all such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
(3)Our investments in real estate are presented under historical cost in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.
(4)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization, including depreciation and amortization related to our investments in unconsolidated entities, is excluded for purposes of determining our NAV.

The following table provides a breakdown of the major components of our NAV as of March 31, 2021:

$ in thousands, except share data
Components of NAV	March 31, 2021
Investments in real estate	$138,600
Investments in real estate-related securities	4,867
Investments in unconsolidated entities	106,619
Cash and cash equivalents	1,575
Restricted cash	750
Other assets	1,461
Revolving credit facility	(80,000)
Other liabilities	(1,593)
Accrued performance participation allocation	(182)
Net Asset Value	$172,097
Number of Class N shares outstanding	6,245,508

We calculate our NAV per Class N share as follows as of March 31, 2021:

NAV Per Share ($ in thousands, except per share data)	March 31, 2021
NAV	$172,097
Number of outstanding Class N shares	6,245,508
NAV Per Class N Share	$27.5554
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the March 31, 2021 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.1%	5.6%
Office	6.8%	5.8%
Multifamily	6.0%	5.3%
Industrial	6.1%	5.4%
These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Multifamily Investment Values	Industrial Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.2%	+2.0%	+1.9%
(weighted average)	0.25% increase	(1.9)%	(2.0)%	(1.8)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.4%	+3.1%	+3.2%
(weighted average)	0.25% increase	(2.7)%	(2.8)%	(2.8)%	(2.9)%

Distributions
In November 2020, we began declaring monthly distributions. We generally pay our distributions 20 days after month-end. The following table details the distribution for our Class N shares for the three months ended March 31, 2021:

Declaration Date	Class N Shares
January 31, 2021	$0.1364
February 28, 2021	0.1428
March 31, 2021	0.1488
Total	$0.4280

For the three months ended March 31, 2021, we declared distributions in the amount of $2.4 million.
The following table summarizes our distributions declared during the three months ended March 31, 2021. We did not make any distributions prior to commencing operations in September 2020.

	Three Months Ended
	March 31, 2021
$ in thousands	Amount	Percentage
Distributions
Payable in cash	$2,377	100%
Reinvested in shares	1	—%
Total distributions	$2,378	100%
Sources of Distributions
Cash flows from operating activities	$2,378	100%
Offering proceeds	—	—
Total sources of distributions	$2,378	100%

Cash flows from operating activities	$2,760
Funds from Operations (1)	$3,545
Adjusted Funds from Operations (1)	$2,692
Funds Available for Distribution (1)	$2,549

(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net income attributable to INREIT stockholders, and for considerations on how to review these metrics.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offering, our Primary Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offering, the Offering and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of real estate investments is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt, and allocation of debt from investments in real estate funds managed by the Adviser or its affiliates in which we may invest, net of cash and restricted cash, by (2) the asset value of our real estate investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost of gross real estate), including our investments in unconsolidated real estate entities. Our leverage ratio calculation does not include (i)

indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on our real estate securities investments, or (iv) the pro rata share of debt within our unconsolidated investments. Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our offering and operating fees and expenses include, among other things, the management fee we pay to the Adviser, the performance participation allocation that INREIT OP will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise by performed by third parties. In such event, we will reimburse the Adviser or the Adviser's affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction.
The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. We will reimburse the Adviser for our advanced operating expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. We will reimburse the Adviser for any subsequent offering expenses as incurred. As of March 31, 2021, the Adviser has advanced $4.0 million of general and administrative expenses on our behalf.
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. As of March 31, 2021, the Adviser had incurred offering expenses of $1.0 million and organization costs of $1.2 million on our behalf in connection with the private offering of our Class N shares that are recorded as a component of due to affiliates on our condensed consolidated balance sheet. The Adviser and its affiliates have also incurred organization and offering expenses of $2.6 million on our behalf in connection with the Offering. We have not recorded organization and offering expenses related to the Offering in our consolidated financial statements as of March 31, 2021 because these expenses did not become our obligation until the commencement of the Offering. Our Offering commenced May 14, 2021. See additional information in Note 17 — “Subsequent Events” to our condensed consolidated financial statements.
On September 23, 2020, INREIT OP entered into a $75 million revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”). We repaid the outstanding balance of and terminated the Credit Facility on February 8, 2021.
On January 22, 2021, INREIT OP entered into a new $100 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America. The Revolving Credit Facility is secured by a $30 million capital commitment from Invesco Realty, Inc. that is not available to fund our operating or investing activities. We may be required to call capital under this commitment to repay outstanding obligations under the Revolving Credit Facility in the event of default. The Revolving Credit Facility matures on January 20, 2023 with the option to extend the maturity date to January 22, 2024.
The maximum aggregate principal amount of outstanding loans under the Revolving Credit Facility is $100 million, provided that INREIT OP may increase the maximum aggregate principal amount of outstanding loans to up to $150 million in accordance with the terms of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest, at INREIT OP's option, at a rate equal to the Eurodollar rate, the LIBOR or a base rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America as its “prime rate” or (3) the Eurodollar rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. Upon the termination of the use of LIBOR, borrowings under the Revolving Credit Facility will bear interest at the SOFR plus a related spread adjustment that has been selected or recommended by the relevant governmental body.
In addition, INREIT OP is required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at a rate per annum of 0.20% when usage is greater than 50% and at a rate per annum of 0.25% when usage is less than or equal to 50%. As of March 31, 2021, INREIT OP had borrowed $80.0 million on the Revolving Credit Facility. See Note 8 — “Revolving Credit Facility” to our condensed consolidated financial statements for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At March 31, 2021, we had cash and cash equivalents of $1.6 million and restricted cash of $0.8 million. Our restricted cash consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in the limited liability company that owns the San Simeon Apartments.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. Under the terms of our limited liability agreement, we are required to fund these commitments as requested through December 31, 2023. As of March 31, 2021, our undrawn capital commitment was $10.3 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2021.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from the private offering of our Class N shares and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
$ in thousands	2021	2020
Cash flows provided by operating activities	$2,760	$—
Cash flows used in investing activities	(84,056)	—
Cash flows provided by financing activities	79,903	—
Net decrease in cash and cash equivalents and restricted cash	$(1,393)	$—
Operating Activities — Net cash provided by operating activities of $2.8 million for the three months ended March 31, 2021 consists of our net income of approximately $36,000 adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities — We used net cash of $84.1 million during the three months ended March 31, 2021, primarily to make investments of $84.9 million in real estate, unconsolidated real estate entities and real-estate related securities. Cash used to fund these investments was partially offset by cash distributions from unconsolidated real estate entities of $0.5 million.
Financing Activities — Our financing activities provided net cash of $79.9 million for the three months ended March 31, 2021. Our primary sources of cash from financing activities were net proceeds from the issuance of our common stock of $71.1 million and net proceeds from borrowings under the Revolving Credit Facility of $80.0 million. These cash inflows were offset by the repayment of the previous credit facility of $67.7 million and paid distributions of $2.0 million.
Critical Accounting Policies
Below is a discussion of our critical accounting policies. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the financial statements in accordance with GAAP requires us to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Principles of Consolidation and Variable Interest Entities
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE.
We apply the equity method of accounting if we have significant influence over an entity, typically when we hold 20 percent or more of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent.
We have an investment in a limited liability company that is structured as preferred membership interest, and our equity interest is structured to receive a fixed return. Accordingly, we do not participate in any economic upside or downside of the limited liability company. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with the limited liability company is limited. We have concluded that the limited liability company is a VIE and that we are not the primary beneficiary because we do not have the power to direct the activities of the VIE that most significantly impact its economic performance. Our economic risk with respect to our investment is limited to our equity ownership and any uncollected distributions.
Purchase Price Allocation of Acquired Real Estate
We generally account for the acquisition of real estate as an asset acquisition which requires that we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. We assess relative fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. We estimate future cash flows based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price to acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.
We record acquired above-market and below-market leases at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid under each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. When estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. When estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investments in Real Estate
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. Our estimate of undiscounted future cash flows includes, but is not limited to, factors such as market conditions, rental prices, hold period and occupancy levels. These assumptions could differ materially from actual results. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value, less cost to sell, if classified as held for sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, we reduce the affected assets to their fair value or fair value, less cost to sell if classified as held for sale.
Impairment of Investments in Unconsolidated Real Estate Entities
We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated real estate entity for potential impairment can require us to exercise significant judgment.
Rental Revenue and Collectability
We recognize rental revenue on our leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of our contracts are, or contain leases, and therefore revenue is recognized when the lessee takes possession of or controls the physical use of the leased assets. In most instances this occurs on the lease commencement date. At the inception of a new lease, including new leases that arise from amendments, we assess the terms and conditions of the lease to determine the proper lease classification.
A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably expected to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to us at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances.
Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at our industrial, office and healthcare properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the condensed consolidated balance sheets. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
Pending Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of pending accounting pronouncements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or results of operations, liquidity, capital expenditures or capital resources other than those described in the table below.

Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2021:

$ in thousands
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$80,000	$—	$80,000	$—	$—
Interest expense on Credit Facility (1)	2,436	993	1,443	—	—
Commitment to fund property improvements (2)	10,338	4,811	5,378	149	—
Tenant improvement allowance (3)	3,501	3,501	—	—	—
Total	$96,275	$9,305	$86,821	$149	$—

(1)Interest expense on the Revolving Credit Facility is calculated based on principal outstanding of $80.0 million at the weighted-average interest rate of 1.71% at March 31, 2021 through the maturity date of January 20, 2023. See Note 8 — “Revolving Credit Facility” to our condensed consolidated financial statements in this Quarterly Report for a discussion of our borrowing arrangements.
(2)We hold a preferred membership interest in the unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund an additional $10.3 million to the San Simeon Apartments. Under the terms of the limited liability company agreement, we are required to fund our commitment as requested through December 31, 2023. We have attributed the total undrawn capital commitment based on the capital expenditure budget for the property. See Note 4 — “Investments in Unconsolidated Real Estate Entities” and Note 14 — “Commitments and Contingencies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion of our preferred membership interest and capital commitment.
(3)We have committed to fund up to $3.5 million of tenant leasehold improvements at our Willows Facility through December 31, 2021.
The Adviser has advanced $4.0 million of general and administrative expenses and $2.2 million of organization and offering expenses on our behalf with respect to the Private Offering as of March 31, 2021. The Adviser also advanced $2.6 million of organization and offering costs related to the Offering on our behalf through March 31, 2021. We will reimburse the Adviser for such advanced operating expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. We will reimburse the Adviser for all such advanced organization and offering expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We have excluded the amounts due to the Adviser from the table above as these obligations do not have fixed and determinable payments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary components of our market risk are related to interest rates, credit and real estate values. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
For additional discussion of market risk associated with the COVID-19 pandemic see the discussion in “Risk Factors” in our SEC Registration Statement on Form S-11 (File 333-254931) and elsewhere in this quarterly report on Form 10-Q.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with the Revolving Credit Facility and our investments in real estate securities. We are also subject to interest rate risk through our investments in unconsolidated real estate entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates. Additionally, we may hedge our interest rate risk by using derivative contracts to fix or cap the interest expense on a portion of our floating-rate debt.
As of March 31, 2021, we had borrowed $80.0 million under the Revolving Credit Facility. The interest rate on the Revolving Credit Facility is indexed to one-month U.S. Dollar denominated LIBOR (“Reference Rate”). As of March 31, 2021, a 10% increase in the Reference Rate would have resulted in a $13,000 increase in interest expense.
We have invested a portion of our portfolio in fixed rate real estate debt securities and intend to invest in both fixed and floating rate real estate debt securities in the future. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. Additionally, interest rate movement can impact the valuation of debt securities depending on various aspects of the instrument, including, but not limited to, the credit rating, duration and structure of the interest rate payments.
Credit Risk
We are exposed to credit risk with respect to the tenants that occupy properties we own. To mitigate this risk, we undertake a credit evaluation of major tenants prior to making an investment. This analysis includes extensive due diligence of a potential tenant’s creditworthiness and business, as well as an assessment of the strategic importance of the property to the tenant’s core business operations.
Additionally, we are exposed to credit risk in the real estate-related debt investments that we make with respect to a borrower’s ability to make required interest and principal payments on scheduled due dates. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our real estate-related debt portfolio. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis under fundamental considerations such as gross domestic product, unemployment, interest rates, retail sales, store closing/openings, corporate earnings, housing inventory, affordability and regional home price trends.
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
Real Estate Market Value Risk
Commercial property values are subject to volatility and may be adversely affected by a number of factors, including but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Registration Statement on Form S-11 (File 333-254931) that was declared effective by the Securities and Exchange Commission on May 14, 2021.
We may invest in operating companies.
We may selectively invest in real estate-related operating companies, such as development companies or property managers, which in turn may develop or service the assets of, or provide technology or services to, (i) our Company, (ii) the Adviser or its affiliates, (iii) Other Invesco Accounts or (iv) third parties. We may make such investments in order to provide access to real estate investments within our investment strategy or to enhance our financial performance. Our investments in real estate-related operating companies may take the form of preferred equity or other non-controlling interests, including debt interests. The nature of our interest in a real estate-related operating company may not permit us to actively manage or control the operations of such real estate-related operating company. A real estate-related operating company in which we invest may not be profitable at the time of our investment, or at any time. As a result of the foregoing risks and the risks inherent in an investment in any business, we may not be able to fully recover our investment in an operating company.
Other Invesco Accounts means collective investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised, or managed by Invesco or one of its affiliates, including the affiliated funds, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, seed funds, co-investment vehicles and other entities formed in connection with Invesco or its affiliates side-by-side or additional general partner investments with respect thereto).
The Adviser may face conflicts of interest related to the Company’s investments in operating companies.
The Company may invest in real estate-related operating companies, including property managers and development companies, that service owners and operators of real estate (each, a “Service Company”). A Service Company may be engaged by the Adviser, Other Invesco Accounts or their affiliates to service or develop assets in which the Adviser or Other Invesco Accounts hold an interest. The Adviser (and the Service Company as a result of its relationship with the Adviser) may have an incentive to provide lower pricing to Other Invesco Accounts. In addition to pricing, conflicts of interest may arise in determining the scope of services to be provided by a Service Company to an Other Invesco Account and the terms of any such engagement, including indemnification provisions. The Adviser (and the Service Company) also may face conflicts of interest in determining whether and the extent to which to exercise remedies against a defaulting Other Invesco Account, which may adversely impact the returns on the Company’s investment in the Service Company.
Similarly, Other Invesco Accounts may invest in real estate-related operating companies, including property managers, development companies or other real estate service providers (each, a “Related Service Company”). The Adviser may be incentivized to direct work for its clients and affiliates, including the Company and assets owned by the Company, towards such Related Service Companies, both to nurture these businesses and due to the compensation received as a result of the Other Invesco Accounts’ interest in such Related Service Companies. Conflicts may arise in determining whether the Company should engage a Related Service Company to service an asset and in determining the terms of such engagement, including price and other terms, such as indemnification provisions. The Adviser also may be conflicted in determining whether a Related Service Company has adequately performed its obligations to the Company and whether to impose any penalties available for failure to do so, which may adversely impact the assets serviced by a Related Service Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On January 22, 2021, Invesco Realty, Inc. purchased 173,742 shares of our Class N common stock, at a purchase price per share of $26.96, for an aggregate purchase price of $4.7 million. On February 3, 2021, Invesco Realty, Inc. purchased 55,201 shares of our Class N common stock, at a purchase price per share of $26.93, for an aggregate purchase price of $1.5 million.

On January 22, 2021, Massachusetts Mutual Life Insurance Company purchased 1,737,428 shares of our Class N common stock, at a purchase price per share of $26.96, for an aggregate purchase price of $46.8 million. On February 3, 2021, Massachusetts Mutual Life Insurance Company purchased 552,019 shares of our Class N common stock, at a purchase price per share of $26.93, for an aggregate purchase price of $14.9 million.
On January 22, 2021, five of our directors purchased an aggregate of 16,939 shares of our Class N common stock, at a purchase price per share of $26.96, for an aggregate purchase price of $0.5 million. On February 3, 2021, five of our directors purchased an aggregate of 5,382 shares of our Class N common stock, at a purchase price per share of $26.93, for an aggregate purchase price of $0.1 million.
On March 1, 2021, eleven employees of the Adviser or its affiliates purchased an aggregate of 95,211 Class N shares, at a purchase price per share of $26.99, for an aggregate purchase price of $2.6 million.
On February 1, 2021, we granted our independent directors an aggregate of 719 shares of Class N common stock in accordance with our equity incentive plan.
Each of the transactions described above was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.
During the period ended March 31, 2021, we did not repurchase any shares of our common stock pursuant to our share repurchase plan.
Use of Offering Proceeds
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. We had not sold any shares of common stock under our Primary Offering as of March 31, 2021.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11filed on March 31, 2021 and incorporated herein by reference).

10.1
Revolving Credit Agreement dated as of January 22, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.2+
Contract of Sale, dated as of January 13, 2021, by and among Invesco Advisers, Inc., BIT HIGHLAND PARK APARTMENTS, LLC and BIT ENCORE AT FOREST PARK APARTMENTS, LLC (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.3
Waiver and First Amendment to Revolving Credit Agreement, dated March 25, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A. (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
* Filed herewith

The agreements and other documents filed as exhibits to this quarterly report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco Real Estate Income Trust Inc.

/s/ R. Scott Dennis
R. Scott Dennis
Chairperson of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Lee Phegley, Jr.
R. Lee Phegley, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 27, 2021