Form 10-Q
period 2021-06-30
Invesco Real Estate Income Trust Inc.
filed 2021-08-12
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 333-254931
_______________________________________________________________

Invesco Real Estate Income Trust Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________________

Maryland	83-2188696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2001 Ross Avenue Suite 3400 Dallas, Texas (address of principal executive office)	75201 (Zip Code)
Registrant’s telephone number, including area code: (972)715-7400
_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of August 12, 2021, the issuer had the following shares outstanding: 91 shares of Class T common stock, 91 shares of Class S common stock, 91 shares of Class D common stock, 495 shares of Class I common stock, 940,174 shares of Class E common stock and 5,305,571 shares of Class N common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	June 30, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$122,605	$60,773
Investments in unconsolidated real estate entities	98,591	89,284
Investments in real estate-related securities, at fair value	4,747	877
Intangible assets, net	7,497	7,600
Cash and cash equivalents	2,123	2,968
Restricted cash	859	750
Other assets	12,135	586
Total assets	$248,557	$162,838

LIABILITIES
Mortgage note and revolving credit facility, net	$81,281	$67,700
Due to affiliates	11,623	4,868
Accounts payable, accrued expenses and other liabilities	3,537	1,844
Total liabilities	96,441	74,412

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock, $0.01 par value per share, 5,536,905 and 3,247,457 shares issued and outstanding, respectively	155,169	83,194

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 91 and no shares issued and outstanding, respectively (see Note 11)	—	—
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 91 and no shares issued and outstanding, respectively (see Note 11)	—	—
Common stock, Class D shares , $0.01 par value per share, 600,000,000 shares authorized; 91 and no shares issued and outstanding, respectively (See Note 11)	—	—
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 492 and no shares issued and outstanding, respectively (See Note 11)	—	—
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 156,066 and no shares issued and outstanding, respectively	2	—
Common stock, Class N shares, $0.01 par value per share, 3,600,000,000 shares authorized; 553,690 and 361,374 shares issued and outstanding, respectively	5	4
Additional paid-in capital	8,401	9,276
Accumulated deficit and cumulative distributions	(11,502)	(4,089)
Total equity	(3,053)	5,232
Total liabilities, redeemable common stock and equity	$248,557	$162,838
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands except share amounts	2021	2020	2021	2020
Revenues
Rental revenue	$2,452	$—	$4,567	$—
Other revenue	117	—	180	—
Total revenues	2,569	—	4,747	—
Expenses
Rental property operating	599	—	1,111	—
General and administrative	979	353	2,140	1,556
Performance participation allocation	609	—	791	—
Depreciation and amortization	2,037	—	3,562	—
Total expenses	4,224	353	7,604	1,556
Other income (expense), net
Income (loss) from unconsolidated real estate entities, net	(228)	—	1,503	—
Income from real estate-related securities	55	—	64	—
Interest expense	(580)	—	(1,082)	—
Total other income (expense), net	(753)	—	485	—
Net loss attributable to Invesco Real Estate Income Trust Inc.	(2,408)	(353)	(2,372)	(1,556)
Dividends to preferred stockholders	(2)	—	(4)	—
Net loss attributable to common stockholders	$(2,410)	$(353)	$(2,376)	$(1,556)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.39)	$(44.13)	$(0.40)	$(194.50)
Weighted average shares of common stock outstanding, basic and diluted	6,246,332	8,000	5,879,503	8,000
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity	Class N Redeemable Common Stock
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$83,194
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	3	9,315	—	9,318	61,726
Distribution reinvestment	—	—	—	—	—	—	—	1	—	1	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—
Net income	—	—	—	—	—	—	—	—	36	36	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,378)	(2,378)	—
Balance at March 31, 2021	$41	$—	$—	$—	$—	$—	$7	$18,611	$(6,433)	$12,226	$144,920
Proceeds from issuance of common stock, net of offering costs (see Note 11)	—	—	—	—	—	—	—	(6)	—	(6)	—
Distribution reinvestment	—	—	—	—	—	—	—	26	—	26	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—
Net loss	—	—	—	—	—	—	—	—	(2,408)	(2,408)	—
Exchange of common stock	—	—	—	—	—	2	(2)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,659)	(2,659)	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	(10,249)	—	(10,249)	10,249
Balance at June 30, 2021	$41	$—	$—	$—	$—	$2	$5	$8,401	$(11,502)	$(3,053)	$155,169

See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity	Class N Redeemable Common Stock
Balance at December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$200	$—	$200	$—
Net loss	—	—	—	—	—	—	—	—	(1,203)	(1,203)	—
Balance at March 31, 2020	$—	$—	$—	$—	$—	$—	$—	$200	$(1,203)	$(1,003)	$—
Net loss	—	—	—	—	—	—	—	—	(353)	(353)	—
Balance at June 30, 2020	$—	$—	$—	$—	$—	$—	$—	$200	$(1,556)	$(1,356)	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2021	2020
Cash flows from operating activities:
Net loss	$(2,372)	$(1,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Performance participation allocation	791	—
Income from unconsolidated real estate entities, net	(1,503)	—
Depreciation and amortization	3,562	—
Share-based compensation	39	—
Straight-line rents	(310)	—
Amortization of below-market leases	(98)	—
Amortization of deferred financing costs	318	—
Unrealized gain on real estate-related securities, net	(13)	—
Distributions of earnings from investments in unconsolidated real estate entities	780	—
Other items	31	—
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Increase in other assets	(583)	(924)
Increase in due to affiliates	2,720	2,480
Increase in accounts payable, accrued expenses and other liabilities	285	—
Net cash provided by operating activities	3,647	—
Cash flows from investing activities:
Investments in unconsolidated real estate entities	(11,096)	—
Acquisitions of real estate	(71,015)	—
Capital improvements to real estate	(24)	—
Purchase of real estate-related securities	(4,452)	—
Proceeds from sale of real estate-related securities	564	—
Distributions of capital from investments in unconsolidated real estate entities	2,512	—
Net cash used in investing activities	(83,511)	—
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	61,726	—
Proceeds from issuance of common stock	9,351	—
Proceeds from revolving credit facility	80,900	—
Repayment of revolving credit facility	(111,700)	—
Borrowings from mortgages payable	45,000	—
Payment of deferred financing costs	(1,457)	—
Common stock distributions	(4,688)	—
Preferred stock dividends	(4)	—
Net cash provided by financing activities	79,128	—
Net change in cash and cash equivalents and restricted cash	(736)	—
Cash and cash equivalents and restricted cash, beginning of period	3,718	200
Cash and cash equivalents and restricted cash, end of period	$2,982	$200

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,123	$200
Restricted cash	859	—
Total cash and cash equivalents and restricted cash	$2,982	$200
Supplemental disclosures:
Interest paid	$736	$—
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$68	$—
Accrued capital expenditures	$1,438	$—
Distributions payable	$825	$—
Accrued offering costs due to affiliates	$2,922	$—
Distribution reinvestment	$27	$—
Adjustment to carrying value of redeemable common stock	$10,249	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Organization and Business Purpose
Invesco Real Estate Income Trust Inc. (the “Company” or “we”) was incorporated in October 2018 as a Maryland corporation and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2020. We are focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (“INREIT OP”), of which we are the sole general partner. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds a participation interest in INREIT OP. The Company was capitalized in October 2019 by an Invesco affiliate and commenced real estate operations in September 2020.
On May 14, 2021 our Registration Statement on Form S-11 (File No. 333-254931) with respect to our public offering was declared effective by the Securities and Exchange Commission (“SEC”). We have registered with the SEC a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. As of June 30, 2021, we received aggregate proceeds of approximately $21,000 from selling shares of the Company’s common stock through the Offering.
We are conducting a private offering exempt from registration under the Securities Act of 1933, as amended (the “Private Offering”), of our Class N common stock (“Class N shares” or “Class N common stock”). In July 2021, the Private Offering was increased from $400 million to $500.0 million. As of June 30, 2021, we issued 6,090,595 shares of Class N common stock to affiliates of the Company in the Private Offering for total net proceeds of $159.4 million after deducting offering costs of $1.0 million. The initial purchase price per Class N share was $25.00. The price per Class N share for subsequent purchases is based on our Net Asset Value (“NAV”) per Class N share at the time of purchase. As of June 30, 2021, we have aggregate investor commitments from affiliates to purchase an additional $60.2 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. See Note 8 — “Mortgage Note and Revolving Credit Facility” for further information. In July 2021, we secured additional investor commitments in the Private Offering. See additional information in Note 17 — “Subsequent Events”.
As of June 30, 2021, we owned an office property, a multifamily property, two industrial properties and real estate-related securities. We also invested in a joint venture that owns a portfolio of twenty medical office buildings and a limited liability company that owns a multifamily property, as further discussed in Note 4 — “Investments in Unconsolidated Real Estate Entities”.

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2020 consolidated financial statements and notes thereto included in our Registration Statement on Form S-11 (File No. 333-254931).

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
The extent to which the ongoing COVID-19 pandemic impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, future action plans and vaccination distribution and efficacy. Despite recent market rebounds across many asset classes, the ongoing COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space and our ability to undertake development and redevelopment projects. These consequences, in turn, could materially impact our results of operations. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of June 30, 2021, including judgments about the financial market and economic conditions which may change over time.
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
Restricted Cash
As of June 30, 2021, restricted cash primarily consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company. Restricted cash also includes amounts in escrow related to a mortgage at one of our properties and security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we account for the transaction as an asset acquisition. As of June 30, 2021, we have accounted for all of our property acquisitions as asset acquisitions.
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
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. We did not record an impairment loss for the three and six months ended June 30, 2021.

Investments in Unconsolidated Real Estate Entities
We account for our investments in unconsolidated real estate entities under the equity method of accounting. Under the equity method of accounting, we record our initial investment in an unconsolidated real estate entity at cost and subsequently adjust the cost for our share of the real estate entity's income or loss and cash contributions and distributions each period. We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated real estate entity for potential impairment can require us to exercise significant judgment. We did not record any impairment losses on our investments in unconsolidated real estate entities for the three and six months ended June 30, 2021.
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

Valuation
Our investments in real estate-related securities are reported at fair value. We generally determine the fair value of our real estate-related securities by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price. The carrying amount of the revolving credit facility and mortgage note approximates fair value. Cost approximates fair value for all other assets and liabilities.
In determining the fair value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. As of June 30, 2021 and December 31, 2020, investments in real estate-related debt securities were classified as Level 2 and our equity security holdings were classified as Level 1.
Deferred Financing Costs
Direct costs associated with entering into our revolving credit facility are recorded as other assets on the condensed consolidated balance sheet and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the agreement. Direct costs associated with entering into our mortgage note are recorded as an offset to the related liability and are being amortized over the term of the mortgage note.
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

In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, we have made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, we will account for the changes as a lease modification. We did not make any lease concessions in the six months ended June 30, 2021 as a result of the COVID-19 pandemic.
Income Taxes
We qualified as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2020. As long as we qualify for taxation as a REIT, we will generally not be subject to federal income tax as long as we distribute at least 100% of our taxable income each year. REITs are subject to a number of organizational and operational requirements. As a REIT, we may still be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax. As of June 30, 2021, our tax years 2018 through 2020 remain subject to examination by the United States tax authorities.
Organization and Offering Costs
The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our net asset value (“NAV”) reaches $1.0 billion and (2) December 31, 2022, at which time we will reimburse the Adviser for all of our advanced expenses ratably over 60 months. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
As of June 30, 2021, the Adviser and its affiliates incurred organization expenses of $1.2 million and offering expenses of $1.0 million (December 31, 2020: $1.2 million and $0.9 million, respectively) on our behalf for the Private Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. Private Offering organization and offering expenses became a liability of the Company on January 16, 2020, the date on which the Private Offering commenced. We recorded the organization expenses associated with the Private Offering as general and administrative expenses and recorded the offering costs as an offset to Class N common stock based on the relative proceeds raised in the Private Offering.
As of June 30, 2021, the Adviser and its affiliates have incurred organization expenses of $0.3 million and offering costs of $2.9 million on our behalf for the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. Organization and offering expenses related to the Offering became a liability of the Company on May 14, 2021, the date on which the Offering commenced. We recorded the organization expenses associated with the Offering as general and administrative expenses and recorded the offering costs as a component of other assets on our condensed consolidated balance sheets. Offering costs will be recorded as an offset to additional paid-in capital as proceeds are raised in the Offering. As of December 31, 2020, the Adviser incurred organization and offering costs on our behalf for the Offering of $0.2 million and $1.6 million, respectively; however, we did not record organization and offering expenses related to the Offering in our consolidated financial statements as of December 31, 2020, because these expenses were not our obligation until the Offering commenced on May 14, 2021.
Invesco Distributors, Inc. (the “Dealer Manager”) is serving as the dealer manager for the Primary Offering. See Note 12 — “Related Party Transactions” for more information on our relationship to the Dealer Manager and a description of selling commissions and dealer manager fees.

Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. All classes of common stock are allocated net earnings (loss) at the same rate per share and receive the same gross distribution per share. We calculate diluted net earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. As of June 30, 2021 and 2020, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of fully-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of our Advisory Agreement; however, as of June 30, 2021, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 11 — “Equity” for additional information regarding share-based compensation.
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
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	June 30, 2021	December 31, 2020
Building and improvements	$98,396	$44,317
Land and land improvements	24,859	16,483
Furniture, fixtures and equipment	796	—
Total	124,051	60,800
Accumulated depreciation	(1,446)	(27)
Investments in real estate, net	$122,605	$60,773
We acquired 100% of a multifamily real estate property in St. Louis, MO (the “Cortona Apartments”) for $71.1 million in January 2021. We did not acquire any properties during the three months ended June 30, 2021.

The following table summarizes the allocation of the total cost for the Cortona Apartments:

$ in thousands	Amount
Building and building improvements	$52,619
Land and land improvements	8,376
Lease intangibles (1)	1,867
Capitalized tax abatement (2)	7,427
Furniture, fixtures and equipment	794
Total purchase price (3)	$71,083
(1)Lease intangibles consist of in-place leases with a weighted average amortization period of 0.5 years.
(2)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over the remaining useful life of the tax abatement.
(3)Includes acquisition-related costs.
4.Investments in Unconsolidated Real Estate Entities
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of June 30, 2021, the Invesco JV owns an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of June 30, 2021, Vida JV LLC owns a portfolio of twenty separate medical office buildings. We own a 42.5% interest in Vida JV LLC through our ownership in the Invesco JV and account for our investment using the equity method of accounting.
As of June 30, 2021, we own an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our investment is structured as a preferred membership interest. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The redemption amount includes the preferred investment outstanding balance, the preferred accrued return and any unpaid accrued interest. The investment yields a current pay rate of 6.00%, increasing 0.50% annually during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. We account for our investment using the equity method of accounting. See Note 14 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
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

The following tables provide summarized balance sheets of our investments in unconsolidated real estate entities and a reconciliation to our equity investment:

	June 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total assets	$413,922	$114,989	$528,911
Total liabilities	(219,047)	(78,136)	(297,183)
Total equity of unconsolidated real estate entities	194,875	36,853	231,728

INREIT's share	82,822	15,520	98,342
INREIT outside basis	249	—	249
INREIT investment in unconsolidated real estate entities	$83,071	$15,520	$98,591

	December 31, 2020
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total assets	$366,482	$112,594	$479,076
Total liabilities	(187,882)	(76,322)	(264,204)
Total equity of unconsolidated real estate entities	178,600	36,272	214,872

INREIT's share	75,914	13,118	89,032
INREIT outside basis	252	—	252
INREIT investment in unconsolidated real estate entities	$76,166	$13,118	$89,284
The following tables provide summarized operating data of our investments in unconsolidated real estate entities along with a reconciliation to the net income (loss) from unconsolidated entities:

	Three Months Ended June 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total revenue	$9,251	$2,123	$11,374
Loss from unconsolidated real estate entities	(1,643)	(495)	(2,138)

INREIT's share	(697)	471	(226)
Amortization of INREIT outside basis	(2)	—	(2)
INREIT income (loss) from unconsolidated real estate entities	$(699)	$471	$(228)

	Six Months Ended June 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total revenue	$17,840	$4,379	$22,219
Income (loss) from unconsolidated real estate entities	1,388	(719)	669

INREIT's share	590	918	1,508
Amortization of INREIT outside basis	(5)	—	(5)
INREIT income from unconsolidated real estate entities	$585	$918	$1,503

5.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	June 30, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$2,846	$152	$2,998	$3	$3,001	2.52%	12/1/2033
Corporate debt	1,125	94	1,219	7	1,226	1.90%	5/3/2024
Total	$3,971	$246	$4,217	$10	$4,227

	December 31, 2020
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$716	$11	$727	$2	$729	3.39%	1/22/2032
Corporate debt	125	9	134	3	137	2.55%	1/15/2025
Total	$841	$20	$861	$5	$866
As of June 30, 2021 and December 31, 2020, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.5 million and approximately $11,000, respectively, and a period-end weighted average yield of 6.64 % and 6.52%, respectively.
6.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	June 30, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$7,341	$(1,864)	$5,477
Leasing commissions	2,136	(116)	2,020
Total intangible assets, net	$9,477	$(1,980)	$7,497

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$(98)	$1,507
Total intangible liabilities, net	$1,605	$(98)	$1,507

	December 31, 2020
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$5,475	$(7)	$5,468
Leasing commissions	2,136	(4)	2,132
Total intangible assets, net	$7,611	$(11)	$7,600

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$—	$1,605
Total intangible liabilities, net	$1,605	$—	$1,605

The estimated future amortization of our intangibles for each of the next five years and thereafter as of June 30, 2021 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Below-market Lease Intangibles
2021 (remainder)	$611	$114	$(97)
2022	601	227	(194)
2023	601	227	(194)
2024	601	227	(194)
2025	601	227	(194)
2026	601	227	(194)
Thereafter	1,861	771	(440)
	$5,477	$2,020	$(1,507)
7.Other Assets
The following table summarizes the components of other assets:

$ in thousands	June 30, 2021	December 31, 2020
Capitalized tax abatement, net (1)	$7,254	$—
Offering costs(2)	2,882	—
Deferred financing costs, net	959	440
Prepaid expenses	616	130
Other	424	16
Total	$12,135	$586
(1)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over the remaining useful life of the tax abatement as a component of depreciation and amortization in the condensed consolidated statements of operations.
(2)Represents offering costs paid by the Adviser on our behalf for the Offering that are in excess of proceeds received to date in the Offering.
8.Mortgage Note and Revolving Credit Facility
The following tables summarize certain characteristics of our mortgage note and revolving credit facility:

	June 30, 2021
$ in thousands	Principal Balance Outstanding	Weighted Average Interest Rate(2)	Maturity Date(3)	Maximum Facility Size(4)
Variable rate loans:
Variable rate mortgage loan	$45,000	2.65%	6/1/2028	N/A
Variable rate revolving credit facility(1)	36,900	1.70%	1/22/2024	$100,000
Total variable rate loans	81,900	1.91%
Deferred financing costs, net(5)	(619)
Mortgage note and revolving credit facility, net	$81,281

	December 31, 2020
$ in thousands	Principal Balance Outstanding	Weighted Average Interest Rate(2)	Maturity Date(3)	Maximum Facility Size
Variable rate loans:
Variable rate revolving credit facility(1)	$67,700	2.00%	9/22/2021	$75,000
Deferred financing costs, net	—
Mortgage note and revolving credit facility, net	$67,700
(1)During the six months ended June 30, 2021, we entered into a new revolving credit facility (“Revolving Credit Facility”) and repaid our previous revolving credit facility.
(2)Borrowings under the Revolving Credit Facility bear interest at a rate equal to one-month LIBOR or a base rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America as its “prime rate” or (3) the one-month LIBOR rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio.
(3)For loans where the Company, at its sole discretion, has extension options, the maximum maturity date has been assumed.
(4)INREIT OP may increase the maximum aggregate principal amount of the Revolving Credit Facility to up to $150 million in accordance with the terms of the Revolving Credit Facility. As of June 30, 2021, the borrowing capacity on the Revolving Credit Facility is $6.1 million. We have the ability to increase the borrowing capacity in connection with the acquisition of additional investments in real estate, which allows us to utilize the full maximum facility size up to $100 million or $150 million, as applicable.
(5)Deferred financing costs relate to the variable rate mortgage loan.
The following table presents the future principal payment due under our mortgage note and Revolving Credit Facility as of June 30, 2021:

Year ($ in thousands)	Amount
2021 (remaining)	$—
2022	—
2023	—
2024	36,900
2025	—
2026	—
Thereafter	45,000
Total	$81,900
On May 25, 2021, we entered into a seven-year mortgage loan with an unaffiliated lender for $45.0 million (the “Cortona Loan”) secured by the Cortona Apartments. The Cortona Loan bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR and matures on June 1, 2028. The Cortona Loan contains customary conditions to funding and various affirmative and negative financial covenants.
We are subject to various financial and operational covenants under the executed mortgage note and Revolving Credit Facility agreement. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of June 30, 2021, the Company believes it was in compliance with all of its loan covenants that could result in a default under such agreements.
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$1,653	$36
Intangible liabilities, net	1,507	1,605
Tenant security deposits	206	130
Accrued interest expense	101	73
Real estate taxes payable	63	—
Prepaid rental income	7	—
Total	$3,537	$1,844

10.Redeemable Common Stock
As of June 30, 2021, Massachusetts Mutual Life Insurance Company (“MassMutual”) has committed to purchase up to $200.0 million of Class N shares in the Private Offering (the “MassMutual Capital Commitment”). MassMutual is an affiliate of Invesco. The MassMutual Capital Commitment expires on September 28, 2021. The initial purchase price per Class N share was $25.00. The price per Class N share for subsequent purchases is based on our NAV per Class N share at the time of purchase.
As of June 30, 2021, MassMutual had purchased 5,536,905 Class N shares for $144.9 million, net of offering costs. The Class N shares have been classified as redeemable common stock on our condensed consolidated balance sheets because MassMutual has the contractual right to redeem the shares under certain circumstances, as described below. MassMutual's redemption rights are not transferable.
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
We began to recognize changes in the value of the MassMutual Shares when redemption of the shares became probable. The redemption of the MassMutual shares became probable when the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) effective on May 14, 2021. As of June 30, 2021, we recorded an increase to redeemable common stock and a decrease to additional paid-in capital of $10.2 million to adjust the value of the MassMutual Shares to our June 30, 2021 NAV per Class N share. We will limit any adjustment in the carrying amount of the redeemable common stock to the initial amount reported as redeemable common stock on the condensed consolidated balance sheet. The change in the redemption value does not affect income available to common stockholders.
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
On July 29, 2021, MassMutual committed to purchase an additional $200.0 million of Class N shares in the Private Offering and modified their redemption rights in connection with the new subscription agreement. See additional information in Note 17 — “Subsequent Events”.
11.Equity
Preferred Stock
On November 20, 2020, we sold 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock (“Series A Preferred Stock”) for $500.00 per share in a private placement exempt from registration under the Securities Act of 1933, as amended. No additional shares have been sold as of June 30, 2021. The offering was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the requirements for qualification as a REIT under the Internal Revenue Code. Total proceeds from the sale of the Series A Preferred Stock were $62,500 before issuance costs of $21,900. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually commencing with the first dividend payment date on December 31, 2020. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Six Months Ended June 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2020	—	—	—	—	—	3,608,830	3,608,830
Issuance of common stock	—	—	—	—	—	2,636,645	2,636,645
Distribution reinvestment	—	—	—	—	—	32	32
Balance at March 31, 2021	—	—	—	—	—	6,245,507	6,245,507
Issuance of common stock	91	91	91	—	—	1,154	1,427
Exchange of common stock(1)	—	—	—	—	156,066	(156,066)	—
Distribution reinvestment(2)	—	—	—	492	—	—	492
Balance at June 30, 2021	91	91	91	492	156,066	6,090,595	6,247,426

	Six Months Ended June 30, 2020
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2019	—	—	—	—	—	8,000	8,000
Balance at March 31, 2020	—	—	—	—	—	8,000	8,000
Balance at June 30, 2020	—	—	—	—	—	8,000	8,000
(1)On May 14, 2021, we exchanged 156,066 Class N shares of our common stock held by our directors and employees of the Adviser and its affiliates, for no additional consideration, on a one-for-one basis into Class E shares of our common stock.
(2)As of June 30, 2021, certain of our directors and employees of the Adviser and its affiliates who held Class E shares elected distribution reinvestment which are granted in Class I shares.
As discussed in Note 10 — “Redeemable Common Stock,” 5,536,905 of our Class N shares have been classified as redeemable common stock as of June 30, 2021 (December 31, 2020: 3,247,457 shares) because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. The remaining 553,690 Class N shares that were issued as of June 30, 2021 (December 31, 2020: 361,374 shares) have been recorded as common stock.
As of June 30, 2021, our affiliates have committed to purchase an additional $60.2 million of Class N common stock, including the MassMutual Capital Commitment of $54.2 million discussed in Note 10 — “Redeemable Common Stock” and a commitment from other affiliates of Invesco of $6.0 million described in Note 12 — “Related Party Transactions”. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and six months ended June 30, 2021, we declared distributions of $2.7 million and $5.0 million, respectively. We accrued $0.8 million and $0.5 million for distributions payable as a component of due to affiliates in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. We did not declare any distributions for the three and six months ended June 30, 2020.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.1320	$0.1320	$0.1320	$0.2622	$0.2622	$0.4242
Stockholder servicing fee per share(1)	—	(0.0195)	(0.0195)	(0.0057)	—	—	—
Net distributions declared per share	$31.2500	$0.1125	$0.1125	$0.1263	$0.2622	$0.2622	$0.4242

	Six Months Ended June 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.1320	$0.1320	$0.1320	$0.2622	$0.2622	$0.8522
Stockholder servicing fee per share(1)	—	(0.0195)	(0.0195)	(0.0057)	—	—	—
Net distributions declared per share	$31.2500	$0.1125	$0.1125	$0.1263	$0.2622	$0.2622	$0.8522
(1)See Note 12 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders (other than stockholders residing in certain states, as discussed below) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders residing in Alabama, Idaho, Kansas, Kentucky, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased under the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable. The transaction price will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the distribution reinvestment plan. The stockholder servicing fees for shares of our Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
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
Share-Based Compensation Plan
During the three and six months ended June 30, 2021, we awarded independent members of our board of directors 703 and 1,422 shares, respectively, of Class N common stock under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 and $39,000, respectively, of compensation expense related to these awards. In May 2021, all Class N common stock awarded to the board of directors were converted on a one-for-one basis into Class E shares of our common stock. As of June 30, 2021, 193,453 shares of common stock remain available for future issuance under the Incentive Plan.

12.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	June 30, 2021	December 31, 2020
Other general and administrative expenses	$4,661	$2,205
Advanced organization expenses	1,474	1,210
Advanced offering costs	3,853	931
Distributions payable	825	503
Performance participation allocation	791	—
Share-based compensation payable	19	19
Accrued management fee(1)	—	—
Total	$11,623	$4,868
(1)As of June 30, 2021, the accrued management fee is not presented due to rounding.
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) with respect to our Offering was declared effective by the SEC. At that time, we recorded organization expenses of $0.3 million and offering costs of $2.4 million related to the Offering that were advanced by our Adviser as an increase in due to affiliates on our condensed consolidated balance sheet. As discussed in Note 2 - “Summary of Significant Accounting Policies”, these costs were not our obligation until the Offering commenced.
Management Fee and Performance Participation Allocation
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We will pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Private Offering of Class N shares, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. Under the terms of our amended Advisory Agreement dated July 14, 2021, the Adviser can elect to receive its management fee in cash, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units.
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. The Adviser is not obligated to dedicate any of its employees exclusively to us, nor is the Adviser obligated to dedicate any specific portion of time to our business. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. Such services may include accounting and internal audit services, account management services, corporate and secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters. In such event, we will reimburse the Adviser or the Adviser's affiliate, as applicable, the cost of performing such services (including employment costs and related expenses allocable thereto) provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction. During the three and six months ended June 30, 2021, we incurred $0.2 million and $0.4 million, respectively, for costs of support personnel that were provided by the Adviser.

The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The allocations started to accrue in March 2021 and are calculated and payable on an annual basis. As of June 30, 2021, we accrued $0.8 million for the Special Limited Partner's performance participation interest. Under the terms of our amended Operating Partnership Agreement dated July 14, 2021, the Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units.
Accrued Stockholder Servicing Fee
The Dealer Manager is a registered broker-dealer affiliated with the Adviser. We have entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Primary Offering. The Dealer Manager is entitled to receive selling commissions and stockholder servicing fees for certain classes of shares. As of June 30, 2021, we have not incurred any selling commissions or stockholder servicing fees.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%	up to 3.5%	up to 1.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%	—	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(1)	0.85%	0.25%	—	—
(1)Consists of an advisor stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).
We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, each such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. We accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. There is not a stockholder servicing fee with respect to Class I and Class E shares.
Related Party Share Ownership
As of June 30, 2021, all of our Class T, Class S, Class D, Class I, Class E and Class N common stock is held by affiliates and MassMutual is the sole owner of our Class N redeemable common stock. MassMutual is an affiliate of the Company and is considered an affiliate of Invesco and the Adviser.

As of June 30, 2021, affiliates had purchased the following amounts of our common stock:

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares(1)	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	5,536,905	$145,777
Invesco Realty, Inc.	91	91	91	—	—	553,690	14,585
Members of our board of directors and employees of our Adviser	—	—	—	492	149,519	—	4,018
	91	91	91	492	149,519	6,090,595	$164,380
(1)On May 14, 2021, we exchanged a total 156,066 Class N shares of our common stock for no additional consideration, on a one-for-one basis into Class E shares of our common stock. These shares consisted of 149,519 purchased by our directors and employees of the Adviser and its affiliates and 6,547 Class E shares that have been awarded to our board of directors under our Incentive Plan.
As of June 30, 2021, our affiliates have committed to purchase an additional $60.2 million of Class N common stock, including the MassMutual Capital Commitment of $54.2 million. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
13.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of June 30, 2021 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Real Estate Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 31, 2023. As of June 30, 2021, our undrawn capital commitment was $8.8 million.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2021.
As of June 30, 2021 and December 31, 2020, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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

The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2021	2020	2021	2020
Fixed lease payments	$2,149	$—	$4,003	$—
Variable lease payments	303	—	564	—
Rental revenue	$2,452	$—	$4,567	$—
Aggregate minimum annual rentals for our wholly-owned real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2021 (remainder)	$1,768
2022	3,610
2023	3,708
2024	3,808
2025	3,912
2026	4,018
Thereafter	16,554
Total	$37,378
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
16.Segment Reporting
As of June 30, 2021, we operated in four reportable segments: healthcare properties, office properties, industrial properties and multifamily properties. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenues and property operating expenses and the net of revenues and property operating expenses of unconsolidated real estate entities that is allocable to the Company's ownership interest.
The following table summarizes our total assets by segment:

$ in thousands	June 30, 2021	December 31, 2020
Healthcare	$83,071	$76,166
Office	38,359	35,788
Industrial	31,015	31,143
Multifamily	84,694	13,118
Corporate and other	11,418	6,623
Total assets	$248,557	$162,838

The following table summarizes our financial results by segment for the three months ended June 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Multifamily	Corporate and Other	Total
Revenues:
Rental revenue	$—	$691	$566	$1,195	$—	$2,452
Other revenue	—	—	—	117	—	117
Total revenues	—	691	566	1,312	—	2,569

Expenses:
Rental property operating	—	121	119	359	—	599
Total expenses	—	121	119	359	—	599
Income from unconsolidated real estate entities	4,584	—	—	471	—	5,055
Income from real estate-related securities	—	—	—	—	55	55
Segment net operating income	$4,584	$570	$447	$1,424	$55	$7,080

Depreciation and amortization	$(5,283)	$(297)	$(214)	$(1,526)	$—	$(7,320)
General and administrative						(979)
Interest expense						(580)
Performance participation allocation						(609)
Net loss attributable to Invesco Real Estate Income Trust Inc.						(2,408)
Dividends to preferred stockholders						(2)
Net loss attributable to common stockholders						$(2,410)
The following table reconciles our segment income from unconsolidated real estate entities to loss from unconsolidated real estate entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2021:

$ in thousands
Segment income from unconsolidated real estate entities	$5,055
Depreciation and amortization attributable to unconsolidated real estate entities	(5,283)
Loss from unconsolidated real estate entities	$(228)
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2021:

$ in thousands
Segment depreciation and amortization	$(7,320)
Depreciation and amortization attributable to unconsolidated real estate entities	5,283
Depreciation and amortization	$(2,037)

The following table summarizes our financial results by segment for the six months ended June 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Multifamily	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,378	$1,132	$2,057	$—	$4,567
Other revenue	—	—	—	180	—	180
Total revenues	—	1,378	1,132	2,237	—	4,747

Expenses:
Rental property operating	—	217	282	612	—	1,111
Total expenses	—	217	282	612	—	1,111
Income from unconsolidated real estate entities	10,542	—	—	918	—	11,460
Income from real estate-related securities	—	—	—	—	64	64
Segment net operating income	$10,542	$1,161	$850	$2,543	$64	$15,160

Depreciation and amortization	$(9,957)	$(595)	$(425)	$(2,542)	$—	$(13,519)
General and administrative						(2,140)
Interest expense						(1,082)
Performance participation allocation						(791)
Net loss attributable to Invesco Real Estate Income Trust Inc.						(2,372)
Dividends to preferred stockholders						(4)
Net loss attributable to common stockholders						$(2,376)
The following table reconciles our segment income from unconsolidated real estate entities to income from unconsolidated real estate entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2021:

$ in thousands
Segment income from unconsolidated real estate entities	$11,460
Depreciation and amortization attributable to unconsolidated real estate entities	(9,957)
Income from unconsolidated real estate entities	$1,503
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2021:

$ in thousands
Segment depreciation and amortization	$(13,519)
Depreciation and amortization attributable to unconsolidated real estate entities	9,957
Depreciation and amortization	$(3,562)

17.Subsequent Events
Proceeds from the Issuance of Common Stock
Subsequent to June 30, 2021, we received total net proceeds of $22.0 million from the issuance of common stock.
MassMutual Subscription Agreement
In July 2021, MassMutual entered into a subscription agreement (the “Subscription Agreement”) to purchase up to $200.0 million of Class N shares of our common stock in the Private Offering upon our request at one or more closings held prior to January 29, 2023. MassMutual previously agreed to purchase up to $200.0 million of Class N Shares under its initial subscription agreement with us (as amended, the “Initial Subscription Agreement”). We will call the entirety of MassMutual’s commitment under the Initial Subscription agreement before issuing any capital calls under the Subscription Agreement. As of the date of this Quarterly Report, MassMutual has purchased $123.8 million of Class N common shares under the Initial Subscription Agreement. All MassMutual shares, whether under the Subscription Agreement or the Initial Subscription Agreement, will be classified as redeemable common stock because MassMutual has the contractual right to redeem the shares under certain circumstances as described below. MassMutual has committed a total of $400.0 million to the Private Offering.

We will repurchase Class N Shares acquired by MassMutual under the Subscription Agreement or the Initial Subscription Agreement on a monthly basis at a price per share that will generally be equal to the NAV per Class N Share as of the last day of the month preceding the Determination Date. “Determination Date” means the date that is five business days prior to the first calendar day of the month in which the repurchase occurs. The aggregate amount of MassMutual Shares that we are required to repurchase in any month will be equal to the sum of (a) 100% of monthly net proceeds from the sale of shares of common stock in our public offering to Invesco Global Property Plus Fund (the “IGP+ Fund”), a fund managed by an affiliate of the Adviser plus (b) between 50% and 100% (at our discretion) of our monthly net proceeds from the sale of shares of common stock in our public offering to investors other than IGP+ Fund. We will not be required to repurchase more than $70.0 million of MassMutual Shares during any Fundraising Period. “Fundraising Period” means each of (1) the period beginning on May 14, 2021, and ending on May 31, 2022, (2) the period beginning on June 1, 2022 and ending on May 31, 2023, and (3) the period beginning on June 1, 2023 and ending on May 31, 2024. In our sole discretion, we may repurchase an amount of MassMutual Shares that exceeds $70.0 million in any Fundraising Period. In any month, MassMutual may elect to forego the next monthly repurchase. We will not be required under any circumstances to repurchase more than $200.0 million in Class N Shares over the course of the three Fundraising Periods. We will limit our monthly repurchases as necessary to ensure that the aggregate NAV of MassMutual Shares is not less than $50.0 million.

Upon (i) the expiration of the Lock-Up Period (as defined below) and (ii) our repurchase of $200.0 million in MassMutual Shares in accordance with the automatic repurchase rights described above, MassMutual will have the right to request that we repurchase any outstanding MassMutual Shares, subject to the terms set forth below. The repurchase price will generally be equal to the NAV per Class N share as of the last day of the preceding month. The aggregate amount of MassMutual Shares that we are required to repurchase in any month is limited to the lesser of (a) 15% of the net proceeds from the sale of shares of common stock in the Primary Offering to persons other than MassMutual and its affiliates in the month prior to the month in which MassMutual submits its repurchase request, and (b) 1.5% of our aggregate NAV as of the last day of the month prior to the month in which MassMutual submits its repurchase request. The “Lock-Up Period” is defined as the period beginning on September 28, 2020 and ending upon the earlier of (1) May 14, 2024 (the third anniversary of the date that the SEC declared effective the Company’s registration statement with respect to its initial public offering of common stock), and (2) the date that the Company’s aggregate NAV is at least $1.5 billion.

The repurchase rights granted to MassMutual under the Subscription Agreement, as described above, supersede and replace the repurchase rights originally granted to MassMutual under the terms of the Initial Subscription Agreement.

In accordance with the Subscription Agreement, on August 5, 2021, we repurchased $22.0 million of MassMutual Shares.
Private Offering
In July 2021, the Private Offering was increased to $500.0 million.

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
Forward Looking Statements
We make forward-looking statements in this Quarterly Report and other filings we make with the Securities and Exchange Commission (“SEC”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are intended to be covered by the safe harbor provided by the same. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements. Factors that could cause actual results to differ from those expressed in our forward-looking statements include, but are not limited to:
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
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2020. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
On May 14, 2021, the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of the date of this Quarterly Report, we have received aggregate proceeds of approximately $22.0 million from the Offering and used those proceeds to repurchase $22.0 million of Class N shares, as defined below. All of the Class N shares that were repurchased were classified as redeemable common stock on our condensed consolidated balance sheets. We intend to continue selling shares on a monthly basis.
We are conducting a private offering (the “Private Offering”) of up to $400 million in shares of our Class N common stock (“Class N shares” or “Class N common stock”). In July 2021, the Private Offering was increased to $500.0 million. As of June 30, 2021, we issued 6,090,595 shares of Class N common stock to affiliates of the Company in the Private Offering for total net proceeds of $159.4 million after deducting offering costs of $1.0 million. As of the date of this Quarterly Report, we have aggregate investor commitments from affiliates to purchase an additional $260.2 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility.
We commenced real estate operations in September 2020. As of June 30, 2021, we owned an office property, a multifamily property, two industrial properties and real estate-related securities. We also hold interests in a joint venture that owns a portfolio of twenty medical office buildings and a limited liability company that owns a multifamily property.
Q2 2021 Highlights
Operating Results
•Declared monthly net distributions totaling $2.7 million for the three months ended June 30, 2021, comprised of net distributions of $0.1125 per share for Class T, $0.1125 per share for Class S, $0.1263 per share for Class D, $0.2622 per share for Class I, $0.2622 per share for Class E and $0.4242 per share for Class N.(1)

•Year-to-date total return through June 30, 2021, without upfront selling commissions, was 1.5% for Class T, 1.5% for Class S, 1.6% for Class D, 2.5% for Class I, 2.9% for Class E and 7.3% for Class N. Year-to-date total return through June 30, 2021, assuming maximum upfront selling commissions, was (2.0)% for Class T, (2.0)% for Class S, 0.1% for Class D, 2.5% for Class I, 2.9% for Class E and 7.3% for Class N.(1)(2)
•Inception-to-date total return through June 30, 2021, without upfront selling commissions, was 1.5% for Class T, 1.5% for Class S, 1.6% for Class D, 2.5% for Class I, 2.9% for Class E and 16.7% for Class N. Inception-to-date total return through June 30, 2021, assuming maximum upfront selling commissions, was (2.0)% for Class T, (2.0)% for Class S, 0.1% for Class D, 2.5% for Class I, 2.9% for Class E and 16.7% for Class N.(1)(2)
Capital Activity and Financings
•Entered into a seven-year mortgage loan with an unaffiliated lender for $45.0 million during the three months ended June 30, 2021.
•Paid down our revolving credit facility by $44.0 million during the three months ended June 30, 2021.
(1) The inception date was June 1, 2021 for Class T, S and D shares; May 21, 2021 for Class I shares; May 14, 2021 for Class E shares and September 28, 2020 for Class N shares.
(2) Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
Investment Portfolio
Summary of Portfolio
The following table summarizes the allocation of our investment portfolio based on fair value as of June 30, 2021:

Asset Allocation	Percentage
Real Estate	97%
Real Estate-Related Securities	2%
Cash and Cash Equivalents	1%
Total	100%
The following tables describe the diversification of our investments in real estate based on fair value as of June 30, 2021:

By Property Type (1)	Percentage
Healthcare	53%
Industrial	9%
Office	11%
Multifamily	27%
Total	100%

By Geography (1)	Percentage
South	50%
West	28%
East	—%
Midwest	22%
Total	100%

(1)The tables herein include our investments in both consolidated and unconsolidated real estate. The Sunbelt Medical Office Portfolio is included at our pro rata share (42.5%) of the underlying real estate. For San Simeon Apartments, we included the fair value of our investment in San Simeon Holdings. See “—Real Estate” below for additional information on these investments.

As of June 30, 2021, we have acquired an ownership interest in 25 properties for a total purchase price of $238.1 million, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of healthcare, office, industrial and multifamily properties, concentrated in growth markets across the United States.
The following table provides a summary of our portfolio as of June 30, 2021:

Segment	Number of Properties	Sq. Feet / Units	Occupancy Rate	Gross Asset Value ($ in thousands) (1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Healthcare	20	1,030,397 sq. ft.	95%	$178,062	$10,542	65%
Industrial	2	94,007 sq. ft.	100%	31,600	1,132	7%
Office	1	80,980 sq. ft.	100%	37,284	1,378	9%
Multifamily	2	709 units	93%	89,714	3,155	19%
Total	25			$336,660	$16,207	100%

(1)Based on fair value as of June 30, 2021. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The Sunbelt Medical Office Portfolio is included at our pro rata share (42.5%) of the underlying real estate. For San Simeon Apartments, we included the fair value of our investment in San Simeon Holdings. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2021. Healthcare and Multifamily segment revenue includes income from unconsolidated entities.
Real Estate
The following table provides information regarding our portfolio of real estate as of June 30, 2021:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	95%
Total Healthcare	20				86,416	1,030,397	sq. ft.
Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Total Industrial	2				31,077	94,007	sq. ft.
Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.
Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	97%
San Simeon Apartments (2)	1	Houston, TX	December 2020	51%	13,789	431	units	89%
Total Multifamily	2				84,872	709	units
Total Investment Properties	25				$238,094

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

Investments in Real Estate-Related Securities
As of June 30, 2021, our Real Estate-Related Securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt and preferred stock in real estate investment trusts. The following table details our investments in real estate-related debt securities as of June 30, 2021:

	June 30, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$2,846	$152	$2,998	$3	$3,001	2.52%	12/1/2033
Corporate debt	1,125	94	1,219	7	1,226	1.90%	5/3/2024
Total	$3,971	$246	$4,217	$10	$4,227
As of June 30, 2021, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.5 million and a period-end weighted average yield of 6.64%.
Lease Expirations
The following schedule details the expiring leases at our industrial, office and healthcare properties by annualized base rent and square footage as of June 30, 2021:

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	19	$1,168	4%	45,646	4%
2022	39	2,716	9%	92,757	8%
2023	38	2,547	9%	100,510	9%
2024	34	2,635	9%	132,331	12%
2025	14	971	3%	42,927	4%
2026	12	4,331	15%	127,692	11%
2027	7	988	3%	38,955	3%
2028	7	2,972	10%	77,746	7%
2029	3	3,305	11%	113,651	10%
2030	5	1,017	3%	86,273	8%
Thereafter	12	6,831	24%	271,886	24%
Total	190	$29,481	100%	1,130,374	100%
(1)Annualized base rent is determined from the annualized June 30, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.

Factors Affecting Our Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets.
Rental Property Operating Results
We generate rental property income primarily from rental revenue received by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with above or at market value rents for the properties that we acquire, and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.

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
Income From Unconsolidated Real Estate Entities, Net
We have two investments in unconsolidated real estate entities that are accounted for using the equity method of accounting. Our income or loss from these investments is reported in our condensed consolidated statement of operations as income (loss) from unconsolidated real estate entities, net.
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
Qualification as a REIT
We qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2020. We believe that we have been organized and are operating in such a manner to continue to qualify for taxation as a REIT under the applicable provisions of the Code so long as our board of directors determines that REIT qualification remains in our best interest. Many of the requirements for taxation as a REIT are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. However, if we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which REIT qualification was lost unless we were entitled to relief under specific statutory provisions.
Results of Operations
We commenced real estate operations in September 2020. Accordingly, our results of operations for the three and six months ended June 30, 2021 and 2020 are not comparable and we have not described the increases (decreases) from the corresponding 2020 period when we had no real estate operations. We expect revenues and expenses to increase during the year ending December 31, 2021 because we will have a full year of operations in 2021 and expect to continue making additional investments.

The following table sets forth the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2021	2020	2021	2020
Revenues
Rental revenue	$2,452	$—	$4,567	$—
Other revenue	117	—	180	—
Total revenues	2,569	—	4,747	—
Expenses
Rental property operating	599	—	1,111	—
General and administrative	979	353	2,140	1,556
Performance participation allocation	609	—	791	—
Depreciation and amortization	2,037	—	3,562	—
Total expenses	4,224	353	7,604	1,556
Other income (expense), net
Income (loss) from unconsolidated real estate entities, net	(228)	—	1,503	—
Income from real estate-related securities	55	—	64	—
Interest expense	(580)	—	(1,082)	—
Total other income (expense), net	(753)	—	485	—
Net loss attributable to Invesco Real Estate Income Trust Inc.	(2,408)	(353)	(2,372)	(1,556)
Dividends to preferred stockholders	(2)	—	(4)	—
Net loss attributable to common stockholders	$(2,410)	$(353)	$(2,376)	$(1,556)
Rental Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. During the six months ended June 30, 2021, we acquired the Cortona Apartments and assumed the underlying tenant leases when we acquired the property.
General and Administrative Expenses
During the three and six months ended June 30, 2021, general and administrative expenses were $1.0 million and $2.1 million, respectively, and consisted primarily of organization costs related to our Private Offering, accounting, audit and tax fees, legal fees, other professional services fees and directors expenses. During the three and six months ended June 30, 2020, general and administrative expenses were $0.4 million and $1.6 million, respectively, and consisted primarily of organization costs related to our Private Offering.
Income from Unconsolidated Real Estate Entities, Net
During the three months ended June 30, 2021, we incurred a net loss from unconsolidated real estate entities of $0.2 million. During the six months ended June 30, 2021, we incurred net income from unconsolidated real estate entities of $1.5 million.
Performance Participation Allocation
During the three and six months ended June 30, 2021, the performance participation allocation accrual was $0.6 million and $0.8 million, respectively.
Depreciation and Amortization
During the three and six months ended June 30, 2021, depreciation and amortization expenses were $2.0 million and $3.6 million, respectively, driven by depreciation and amortization on the four consolidated properties we own.

Interest Expense
For the three and six months ended June 30, 2021, we incurred interest expense of $0.6 million and $1.1 million, respectively, that primarily consists of interest expense on our mortgage loan and revolving credit facility. Interest expense also includes amortization of deferred financing costs related to obtaining our mortgage loan and revolving credit facility. See “— Liquidity and Capital Resources” below as well as Note 8 — “Mortgage Note and Revolving Credit Facility” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated real estate entities. We did not sell any real estate property or record any impairment during the three and six months ended June 30, 2021.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of below-market lease intangibles, (iii) organization costs and certain operating expenses advanced by the Adviser, (iv) unrealized losses (gains) from changes in fair value of real estate-related securities, (v) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us and (vi) similar adjustments for non-controlling interests and unconsolidated real estate entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate.
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized gains (losses) on investments in real estate-related securities and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period and (c) similar adjustments for non-controlling interests and unconsolidated real estate entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended June 30,	Six Months Ended June 30,
$ in thousands	2021	2021
Net loss attributable to our stockholders	$(2,410)	$(2,376)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	2,037	3,562
Amount attributed to unconsolidated real estate entities for above adjustment	2,282	4,268
FFO attributable to our stockholders	1,909	5,454
Adjustments to arrive at AFFO:
Straight-line rental income	(104)	(310)
Amortization of below-market lease intangibles	(49)	(98)
Organization costs (1)	264	264
Accrued preferred return from preferred membership interest	(246)	(487)
Unrealized gains from changes in the fair value of real estate-related securities	(25)	(13)
Non-cash share based compensation awards	19	39
Non-cash performance participation allocation	609	791
Other operating expenses (2)	785	2,025
Amount attributed to unconsolidated real estate entities for unrealized losses (gains) on derivatives	274	(1,277)
Amount attributed to unconsolidated real estate entities for above adjustments	(259)	(517)
AFFO attributable to our stockholders	3,177	5,871
Adjustments to arrive at FAD:
Recurring capital expenditures attributed to unconsolidated real estate entities(3)	(750)	(893)
FAD attributable to our stockholders	$2,427	$4,978
(1)The Adviser has agreed to advance all of our organization costs incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization costs as incurred.
(2)The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021.
(3)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.
Net Asset Value
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus any applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including securities investments), the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, including the allocation/accrual of any performance participation and any stockholder servicing fees applicable to such class of shares. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV:

$ in thousands	June 30, 2021
Stockholders' equity	$(3,053)
Adjustments:
Redeemable common stock (1)	155,169
Organization costs, offering costs and certain operating expenses (2)	9,988
Unrealized real estate appreciation (3)	8,623
Accumulated depreciation and amortization (4)	8,537
Other assets (2)	(4,171)
NAV	$175,093
(1)MassMutual's Class N shares are redeemable common stock and we include the value of these shares as a component of our NAV. MassMutual’s Class N shares have been classified as redeemable common stock on our condensed consolidated balance sheets because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable.
(2)The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
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

The following table provides a breakdown of the major components of our total NAV as of June 30, 2021:

$ in thousands, except share data
Components of NAV	June 30, 2021
Investments in real estate	$142,284
Investments in real estate-related securities	4,747
Investments in unconsolidated entities	109,285
Cash and cash equivalents	2,123
Restricted cash	859
Other assets	740
Revolving credit facility	(81,281)
Other liabilities	(2,873)
Accrued performance participation allocation	(791)
Net Asset Value	$175,093
Number of outstanding shares of common stock	6,247,426
We calculate our total NAV per share as follows as of June 30, 2021:

NAV Per Share ($ in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Net asset value	$3	$3	$3	$14	$4,384	$170,686	$175,093
Number of outstanding shares of common stock	91	91	91	492	156,066	6,090,595	6,247,426
NAV Per Share as of June 30, 2021	$27.8771	$27.8771	$27.8771	$27.9777	$28.0959	$28.0246
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the June 30, 2021 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.1%	5.6%
Office	6.8%	5.8%
Multifamily	6.3%	5.0%
Industrial	6.1%	5.4%
These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Multifamily Investment Values	Industrial Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+1.9%	+2.0%
(weighted average)	0.25% increase	(1.9)%	(2.0)%	(1.9)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	+2.9%	+3.1%	+3.3%	+3.2%
(weighted average)	0.25% increase	(2.7)%	(2.8)%	(3.0)%	(2.9)%

Distributions
In November 2020, we began declaring monthly distributions. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2021:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2021	$—	$—	$—	$—	$—	$0.1364
February 28, 2021	—	—	—	—	—	0.1428
March 31, 2021	—	—	—	—	—	0.1488
April 30, 2021	—	—	—	—	—	0.1620
May 31, 2021	—	—	—	0.1302	0.1302	0.1302
June 30, 2021	0.1125	0.1125	0.1263	0.1320	0.1320	0.1320
Total	$0.1125	$0.1125	$0.1263	$0.2622	$0.2622	$0.8522

For the three and six months ended June 30, 2021, we declared distributions in the amount of $2.7 million and $5.0 million, respectively.
The following table summarizes our distributions declared during the three and six months ended June 30, 2021. We did not make any distributions prior to commencing operations in September 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$2,633	99%	$5,010	99%
Reinvested in shares	26	1%	27	1%
Total distributions	$2,659	100%	$5,037	100%
Sources of Distributions
Cash flows from operating activities	$887	34%	$3,647	73%
Distributions of capital from investments in unconsolidated real estate entities	1,746	66%	1,363	27%
Total sources of distributions	$2,633	100%	$5,010	100%

Cash flows from operating activities	$887		$3,647
Funds from Operations (1)	$1,909		$5,454
Adjusted Funds from Operations (1)	$3,177		$5,871
Funds Available for Distribution (1)	$2,427		$4,978

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
The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021, at which time we will reimburse the Adviser for our advanced operating expenses ratably over 60 months. We will reimburse the Adviser for any subsequent offering expenses as incurred. As of June 30, 2021, the Adviser has advanced $4.7 million of general and administrative expenses on our behalf.
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022, at which time we will reimburse the Adviser for all of our advanced expenses ratably over 60 months. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. As of June 30, 2021, the Adviser had incurred offering expenses of $1.0 million and organization costs of $1.2 million on our behalf in connection with the private offering of our Class N shares that are recorded as a component of due to affiliates on our condensed consolidated balance sheet. The Adviser and its affiliates have also incurred organization and offering expenses of $3.1 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheet.
As of June 30, 2021, our indebtedness included a loan secured by one of our properties and a line of credit.

On May 25, 2021, we entered into a seven-year mortgage loan with an unaffiliated lender for $45.0 million (the “Cortona Loan”) secured by the Cortona Apartments. The Cortona Loan bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) LIBOR and matures on June 1, 2028. The Cortona Loan contains customary conditions to funding and various affirmative and negative financial covenants.
On May 25, 2021, we paid down our revolving credit facility (“Revolving Credit Facility”) by $44.0 million with proceeds from the Cortona Loan.
See Note 8 — “Mortgage Note and Revolving Credit Facility” to our condensed consolidated financial statements for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At June 30, 2021, we had cash and cash equivalents of $2.1 million and restricted cash of $0.9 million. Our restricted cash primarily consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in the limited liability company that owns the San Simeon Apartments. Other restricted cash consists of amounts in escrow related to a mortgage at one of our properties and security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 31, 2023. As of June 30, 2021, our undrawn capital commitment was $8.8 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2021.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offering and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2021	2020
Cash flows provided by operating activities	$3,647	$—
Cash flows used in investing activities	(83,511)	—
Cash flows provided by financing activities	79,128	—
Net decrease in cash and cash equivalents and restricted cash	$(736)	$—
Operating Activities — Net cash provided by operating activities of $3.6 million for the six months ended June 30, 2021 consists of our net loss of approximately $2.4 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities — We used net cash of $83.5 million during the six months ended June 30, 2021, primarily to make investments of $86.6 million in real estate, capital improvements to real estate, unconsolidated real estate entities and real-estate related securities. Cash used to fund these investments was partially offset by cash distributions from unconsolidated real estate entities of $2.5 million and sales of real-estate related securities of $0.6 million.
Financing Activities — Our financing activities provided net cash of $79.1 million for the six months ended June 30, 2021. Our primary sources of cash from financing activities were net proceeds from the issuance of our common stock of $71.1 million, proceeds from a mortgage at one of our properties of $45.0 million and proceeds from borrowings under the Revolving Credit Facility of $80.9 million. These cash inflows were offset by the repayment of the previous credit facility of $67.7 million, repayment of the Revolving Credit Facility of $44.0 million, paid distributions of $4.7 million, and the payment of financing costs of $1.5 million.

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

Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2021:

$ in thousands
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$81,900	$—	$36,900	$—	$45,000
Interest expense(2)	10,664	910	5,459	2,423	1,872
Commitment to fund property improvements(3)	8,772	3,245	5,378	149	—
Tenant improvement allowance(4)	3,500	3,500	—	—	—
Total	$104,836	$7,655	$47,737	$2,572	$46,872

(1)Represents principal payments based on the fully extended maturity date. See Note 8 — “Mortgage Note and Revolving Credit Facility” to our condensed consolidated financial statements in this Quarterly Report for a discussion of our borrowing arrangements.
(2)Represents interest payments based on the fully extended maturity date and interest rates in effect at June 30, 2021.
(3)We hold a preferred membership interest in the unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund an additional $8.8 million to the San Simeon Apartments. Under the terms of the limited liability company agreement, we are required to fund our commitment as requested through December 31, 2023. We have attributed the total undrawn capital commitment based on the capital expenditure budget for the property. See Note 4 — “Investments in Unconsolidated Real Estate Entities” and Note 14 — “Commitments and Contingencies” to our condensed consolidated financial statements in this quarterly report on Form 10-Q for a discussion of our preferred membership interest and capital commitment.
(4)We have committed to fund up to $3.5 million of tenant leasehold improvements at our Willows Facility through December 31, 2021.
The Adviser has advanced $4.7 million of general and administrative expenses and $2.2 million of organization and offering expenses on our behalf with respect to the Private Offering as of June 30, 2021. The Adviser also advanced $3.1 million of organization and offering costs related to the Offering on our behalf through June 30, 2021. We will reimburse the Adviser for such advanced operating expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. We will reimburse the Adviser for all such advanced organization and offering expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We have excluded the amounts due to the Adviser from the table above as these obligations do not have fixed and determinable payments.
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with the Cortona Loan, Revolving Credit Facility and our investments in real estate securities. We are also subject to interest rate risk through our investments in unconsolidated real estate entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates. Additionally, we may hedge our interest rate risk by using derivative contracts to fix or cap the interest expense on a portion of our floating-rate debt.
As of June 30, 2021, we had borrowed $81.9 million under our mortgage note and Revolving Credit Facility, which are variable rate and indexed to one-month U.S. Dollar denominated LIBOR (“Reference Rate”). For the three and six months ended June 30, 2021, a 10% increase in the Reference Rate would have resulted in approximately $2,000 and $15,000 increase in interest expense, respectively.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On May 1, 2021, we granted our independent directors an aggregate of 703 shares of Class N common stock in accordance with our equity incentive plan.
On May 14, 2021, we exchanged 156,066 Class N shares of our common stock held by our directors and employees of the Adviser and its affiliates, for no additional consideration, on a one-for-one basis into Class E shares of our common stock.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.
Use of Offering Proceeds
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. As of June 30, 2021, we have issued and sold in the offering (1) 273 shares of our common stock (consisting of 91 Class T shares, 91 Class S shares and 91 Class D shares) in the Primary Offering for total proceeds of $7,500 and (2) 492 shares of our common stock (consisting entirely of Class I shares) under our distribution reinvestment plan for a total value of approximately $14,000. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
Share Repurchases
During the six months ended June 30, 2021, we did not repurchase any shares of our common stock under our share repurchase plan.
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

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.1+
Loan Agreement, dated May 25, 2021, by and between Cortona Residences Owner, LLC and MetLife Real Estate Lending LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 1, 2021 and incorporated herein by reference).

10.2
Promissory Note, dated May 25, 2021, by and between Cortona Residences Owner, LLC and MetLife Real Estate Lending LLC (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 1, 2021 and incorporated herein by reference).

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

Date: August 12, 2021