Form 10-Q
period 2021-09-30
Invesco Real Estate Income Trust Inc.
filed 2021-11-15
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of November 15, 2021, the issuer had the following shares outstanding: 91 shares of Class T common stock, 91 shares of Class S common stock, 91 shares of Class D common stock, 504 shares of Class I common stock, 2,239,698 shares of Class E common stock and 6,704,582 shares of Class N common stock.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock for the three and nine months ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51

ITEM 4	CONTROLS AND PROCEDURES	52

PART II.	OTHER INFORMATION	53

ITEM 1.	LEGAL PROCEEDINGS	53

ITEM 1A.	RISK FACTORS	53

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	54

ITEM 4.	MINE SAFETY DISCLOSURES	54

ITEM 5.	OTHER INFORMATION	54

ITEM 6.	EXHIBITS	55

SIGNATURES		56

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	September 30, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$276,196	$60,773
Investments in unconsolidated entities	99,494	89,284
Investments in real estate-related securities, at fair value	4,515	877
Intangible assets, net	21,430	7,600
Cash and cash equivalents	4,581	2,968
Restricted cash	942	750
Other assets	9,301	586
Total assets	$416,459	$162,838

LIABILITIES
Revolving credit facility	$89,500	$67,700
Mortgage notes payable, net	96,857	—
Due to affiliates	14,082	4,868
Accounts payable, accrued expenses and other liabilities	2,842	1,844
Total liabilities	203,281	74,412

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock, $0.01 par value per share, 6,857,829 and 3,247,457 shares issued and outstanding, respectively	203,532	83,194

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 91 and no shares issued and outstanding, respectively	—	—
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 91 and no shares issued and outstanding, respectively	—	—
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 91 and no shares issued and outstanding, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 499 and no shares issued and outstanding, respectively	—	—
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 958,831 and no shares issued and outstanding, respectively	10	—
Common stock, Class N shares, $0.01 par value per share, 600,000,000 shares authorized; 738,701 and 361,374 shares issued and outstanding, respectively	7	4
Additional paid-in capital	24,716	9,276
Accumulated deficit and cumulative distributions	(16,259)	(4,089)
Total stockholders' equity	8,515	5,232
Non-controlling interests in consolidated joint ventures	1,131	—
Total equity	9,646	5,232
Total liabilities, redeemable common stock and equity	$416,459	$162,838
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands except share amounts	2021	2020	2021	2020
Revenues
Rental revenue	$2,748	$—	$7,315	$—
Other revenue	88	—	268	—
Total revenues	2,836	—	7,583	—
Expenses
Rental property operating	623	—	1,734	—
General and administrative	893	686	3,033	2,242
Performance participation allocation	1,446	—	2,237	—
Depreciation and amortization	1,417	—	4,979	—
Total expenses	4,379	686	11,983	2,242
Other income (expense), net
Income from unconsolidated entities, net	182	35	1,686	35
Income from real estate-related securities	19	—	83	—
Interest expense	(730)	(18)	(1,813)	(18)
Total other income (expense), net	(529)	17	(44)	17
Net loss attributable to Invesco Real Estate Income Trust Inc.	(2,072)	(669)	(4,444)	(2,225)
Dividends to preferred stockholders	$(2)	$—	$(6)	$—
Net income attributable to non-controlling interests in consolidated joint ventures	(4)	—	(4)	—
Net loss attributable to common stockholders	$(2,078)	$(669)	$(4,454)	$(2,225)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.32)	$(9.22)	$(0.73)	$(75.00)
Weighted average shares of common stock outstanding, basic and diluted	6,544,739	72,534	6,103,685	29,668
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	3	9,315	—	9,318	—	9,318	61,726
Distribution reinvestment	—	—	—	—	—	—	—	1	—	1	—	1	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—
Net income	—	—	—	—	—	—	—	—	36	36	—	36	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,378)	(2,378)	—	(2,378)	—
Balance at March 31, 2021	$41	$—	$—	$—	$—	$—	$7	$18,611	$(6,433)	$12,226	$—	$12,226	$144,920
Proceeds from issuance of common stock, net of offering costs (see Note 11)	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)	—
Distribution reinvestment	—	—	—	—	—	—	—	26	—	26	—	26	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—
Net loss	—	—	—	—	—	—	—	—	(2,408)	(2,408)	—	(2,408)	—
Exchange of common stock	—	—	—	—	—	2	(2)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,659)	(2,659)	—	(2,659)	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	(10,249)	—	(10,249)	—	(10,249)	10,249
Balance at June 30, 2021	$41	$—	$—	$—	$—	$2	$5	$8,401	$(11,502)	$(3,053)	$—	$(3,053)	$155,169
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	8	2	24,939	—	24,949	—	24,949	61,687
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—	—	(22,000)
Distribution reinvestment	—	—	—	—	—	—	—	33	—	33	—	33	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—
Net loss	—	—	—	—	—	—	—	—	(2,076)	(2,076)	4	(2,072)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,679)	(2,679)	—	(2,679)	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	(8,676)	—	(8,676)	—	(8,676)	8,676
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	1,127	1,127	—
Balance at September 30, 2021	$41	$—	$—	$—	$—	$10	$7	$24,716	$(16,259)	$8,515	$1,131	$9,646	$203,532
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Common Stock
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock
Balance at December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200	$—
Net loss	—	—	—	—	—	—	—	—	(1,203)	(1,203)	—	(1,203)	—
Balance at March 31, 2020	$—	$—	$—	$—	$—	$—	$—	$200	$(1,203)	$(1,003)	$—	$(1,003)	$—
Net loss	—	—	—	—	—	—	—	—	(353)	(353)	—	(353)	—
Balance at June 30, 2020	$—	$—	$—	$—	$—	$—	$—	$200	$(1,556)	$(1,356)	$—	$(1,356)	$—
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	2	4,589	—	4,591	—	4,591	43,973
Net loss	—	—	—	—	—	—	—	—	(669)	(669)	—	(669)	—
Balance at September 30, 2020	$—	$—	$—	$—	$—	$—	$2	$4,789	$(2,225)	$2,566	$—	$2,566	$43,973
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2021	2020
Cash flows from operating activities:
Net loss	$(4,444)	$(2,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Performance participation allocation	2,237	—
Income from unconsolidated entities, net	(1,686)	(35)
Depreciation and amortization	4,979	—
Share-based compensation	58	—
Straight-line rents	(412)	—
Amortization of below-market leases	(146)	—
Amortization of deferred financing costs	495	—
Unrealized gain on real estate-related securities, net	(3)	—
Distributions of earnings from investments in unconsolidated entities	701	—
Other items	51	—
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Increase in other assets	(786)	(956)
Increase in due to affiliates	3,380	3,944
Increase in accounts payable, accrued expenses and other liabilities	530	4
Net cash provided by operating activities	4,954	732
Cash flows from investing activities:
Investments in unconsolidated entities	(13,806)	(56,963)
Acquisitions of real estate	(237,848)	—
Capital improvements to real estate	(2,923)	—
Purchase of real estate-related securities	(5,909)	—
Proceeds from sale of real estate-related securities	2,222	—
Distributions of capital from investments in unconsolidated entities	4,580	—
Net cash used in investing activities	(253,684)	(56,963)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	123,475	43,973
Repurchase of redeemable common stock	(22,000)	—
Proceeds from issuance of common stock	37,303	4,591
Proceeds from revolving credit facility	133,500	8,100
Repayment of revolving credit facility	(111,700)	—
Borrowings from mortgages payable	98,000	—
Payment of deferred financing costs	(2,003)	—
Common stock distributions	(7,163)	—
Preferred stock dividends	(4)	—
Contributions from non-controlling interests	1,127	—
Net cash provided by financing activities	250,535	56,664
Net change in cash and cash equivalents and restricted cash	1,805	433
Cash and cash equivalents and restricted cash, beginning of period	3,718	200
Cash and cash equivalents and restricted cash, end of period	$5,523	$633

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$4,581	$633
Restricted cash	942	—
Total cash and cash equivalents and restricted cash	$5,523	$633
Supplemental disclosures:
Interest paid	$1,046	$4
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$526	$180
Acquired non-controlling interests	$4	$—
Accrued capital expenditures	$85	$—
Accrued preferred dividends	$2	$—
Distributions payable	$996	$—
Distribution reinvestment	$60	$—
Accrued offering costs due to affiliates	$3,105	$—
Adjustment to carrying value of redeemable common stock	$18,925	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Organization and Business Purpose
Invesco Real Estate Income Trust Inc. (the “Company” or “we”) is focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (“INREIT OP”), of which we are the sole general partner.
We were incorporated in October 2018 as a Maryland corporation and commenced real estate operations in September 2020. The Company qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2020. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
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
We are also conducting a private offering exempt from registration under the Securities Act of 1933, as amended (the “Class N Private Offering”), of up to $500 million in shares of our Class N common stock (“Class N shares” or “Class N common stock”).

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
The extent to which the ongoing COVID-19 pandemic impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, future action plans and vaccination distribution and efficacy. Despite recent market rebounds across many asset classes, the ongoing COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space and our ability to undertake development and redevelopment projects. These consequences, in turn, could materially impact our results of operations. The estimates and assumptions underlying these condensed consolidated financial statements are based on the information available as of September 30, 2021, including judgments about the financial market and economic conditions which may change over time.

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
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in non-controlling interests in consolidated joint ventures as equity of the Company on our condensed consolidated balance sheets. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the joint venture partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the joint venture partner is reported within non-controlling interests in consolidated joint ventures.
We apply the equity method of accounting if we have significant influence over an entity, typically when we hold 20 percent or more of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. See Note 4 — “Investments in Unconsolidated Entities” for further information about our investments in partially owned entities.
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
Restricted Cash
As of September 30, 2021, restricted cash primarily consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company. Restricted cash also includes amounts in escrow for taxes and insurance related to mortgages at certain properties, as well as security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we account for the transaction as an asset acquisition. As of September 30, 2021, we have accounted for all of our property acquisitions as asset acquisitions.
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
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. We did not record an impairment loss for the three and nine months ended September 30, 2021.

Investments in Unconsolidated Entities
We account for our investments in unconsolidated entities under the equity method of accounting. Under the equity method of accounting, we record our initial investment in an unconsolidated real estate entity at cost and subsequently adjust the cost for our share of the real estate entity's income or loss and cash contributions and distributions each period. We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated real estate entity for potential impairment can require us to exercise significant judgment. We did not record any impairment losses on our investments in unconsolidated entities for the three and nine months ended September 30, 2021.
Distributions received from equity method investments are classified in the condensed consolidated statements of cash flows as either operating or investing activities based on the cumulative earnings approach. Under the cumulative earnings approach, we compare distributions received to our cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. The income or loss from equity method investments is included in income from unconsolidated entities, net in our condensed consolidated statements of operations.
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

Valuation
Our investments in real estate-related securities are reported at fair value. We generally determine the fair value of our real estate-related securities by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price. The carrying amount of the revolving credit facility and mortgage notes approximates fair value. Cost approximates fair value for all other assets and liabilities.
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
The following table details our assets measured at fair value on a recurring basis:

$ in thousands	September 30, 2021				December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments in real estate-related securities	$509	$4,006	$—	$4,515	$11	$866	$—	$877
Total	$509	$4,006	$—	$4,515	$11	$866	$—	$877
Redeemable Common Stock
Certain shares of our Class N common stock are classified as redeemable common stock on our condensed consolidated balance sheet because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 10 — “Redeemable Common Stock”.
We report our redeemable common stock on our condensed consolidated balance sheet at MassMutual’s redemption value. MassMutual’s redemption value is determined based on our Net Asset Value (“NAV”) per Class N share as of our balance sheet date. We calculate NAV as GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation; accumulated depreciation and amortization; straight-line rent receivable and other assets. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.
Deferred Financing Costs
Direct costs associated with entering into our revolving credit facility are recorded as other assets on the condensed consolidated balance sheet and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the agreement. Direct costs associated with entering into our mortgage notes are recorded as an offset to the related liability and are being amortized over the term of the mortgage notes.
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
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, we have made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, we will account for the changes as a lease modification. We did not make any lease concessions in the nine months ended September 30, 2021 as a result of the COVID-19 pandemic.
Income Taxes
We qualified as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2020. As long as we qualify for taxation as a REIT, we will generally not be subject to federal income tax as long as we distribute at least 100% of our taxable income each year. REITs are subject to a number of organizational and operational requirements. As a REIT, we may still be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax. As of September 30, 2021, we are holding several of our subsidiaries under a TRS; however, our TRS did not have material deferred tax assets or liabilities as of September 30, 2021. As of September 30, 2021, our tax years 2018 through 2020 remain subject to examination by the United States tax authorities.

Organization and Offering Expenses
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
As of September 30, 2021, the Adviser and its affiliates incurred organization expenses of $1.2 million and offering expenses of $1.0 million (December 31, 2020: $1.2 million and $0.9 million, respectively) on our behalf for the Class N Private Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. Class N Private Offering organization and offering expenses became a liability of the Company on January 16, 2020, the date on which the Class N Private Offering commenced. We recorded the organization expenses associated with the Class N Private Offering as general and administrative expenses and recorded the offering expenses as an offset to Class N common stock based on the relative proceeds raised in the Class N Private Offering.
As of September 30, 2021, the Adviser and its affiliates have incurred organization expenses of $0.3 million and offering expenses of $3.0 million on our behalf for the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. Organization and offering expenses related to the Offering became a liability of the Company on May 14, 2021, the date on which the Offering commenced. We record organization expenses associated with the Offering as general and administrative expenses on our condensed consolidated statements of operations. Offering expenses associated with the Offering are recorded as an offset to additional paid-in capital on our condensed consolidated balance sheets. As of December 31, 2020, the Adviser incurred organization and offering expenses on our behalf for the Offering of $0.2 million and $1.6 million, respectively; however, we did not record organization and offering expenses related to the Offering in our consolidated financial statements as of December 31, 2020, because these expenses were not our obligation until the Offering commenced on May 14, 2021.
Invesco Distributors, Inc. (the “Dealer Manager”) is serving as the dealer manager for the Primary Offering. See Note 12 — “Related Party Transactions” for more information on our relationship to the Dealer Manager and a description of selling commissions and dealer manager fees.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. All classes of common stock are allocated net earnings (loss) at the same rate per share and receive the same gross distribution per share. We calculate diluted net earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. As of September 30, 2021 and 2020, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of fully-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of our Advisory Agreement; however, as of September 30, 2021, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 11 — “Equity” for additional information regarding share-based compensation.
Share-based compensation arrangements may include options, stock appreciation rights, restricted stock and other share-based awards. We recognize compensation expense related to share-based awards to our independent directors in our condensed consolidated financial statements based on the fair value of the award on the date of grant.

Pending Accounting Pronouncements
In January 2021, the FASB expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to GAAP for contract modifications, hedge accounting and other relationships that reference the London Interbank Offered Rate (“LIBOR”) to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). The guidance can be applied as of January 1, 2020. We will evaluate our contracts that are eligible for modification relief and may apply the elections prospectively as needed. We have not adopted any of the optional expedients or exceptions as of September 30, 2021. We are currently evaluating what impact the guidance will have on our condensed consolidated financial statements.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	September 30, 2021	December 31, 2020
Building and improvements	$229,793	$44,317
Land and land improvements	45,350	16,483
Furniture, fixtures and equipment	3,294	—
Total	278,437	60,800
Accumulated depreciation	(2,241)	(27)
Investments in real estate, net	$276,196	$60,773
The following table details the properties acquired during the nine months ended September 30, 2021:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Cortona Apartments	100%	1	Multifamily	January 2021	$71,083
Meridian Business 940	95%	1	Industrial	September 2021	29,615
Bixby Kennesaw	98%	1	Student housing	September 2021	78,663
Salem Self Storage	100%	3	Self-storage	September 2021	47,872
South Loop Storage	100%	1	Self-storage	September 2021	11,141
		7			$238,374
(1)Purchase price is inclusive of acquisition-related costs.
The following table summarizes the allocation of the total cost for the properties acquired during the nine months ended September 30, 2021:

$ in thousands	Amount
Building and building improvements	$182,488
Land and land improvements	28,866
Lease intangibles (1)	14,996
Capitalized tax abatement (2)	7,427
Furniture, fixtures and equipment	3,276
Above-market lease intangibles	1,321
Total purchase price (3)	$238,374
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over the remaining useful life of the tax abatement.
(3)Includes acquisition-related costs.

The weighted-average amortization periods for intangible assets acquired in connection with our acquisitions during the nine months ended September 30, 2021 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles
Weighted-average amortization periods (in years)	2.95	13.88	14.03
4.Investments in Unconsolidated Entities
Vida JV LLC
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of September 30, 2021, the Invesco JV owns an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of September 30, 2021, Vida JV LLC owns a portfolio of twenty separate medical office buildings. We own a 42.5% interest in Vida JV LLC through our ownership in the Invesco JV and account for our investment using the equity method of accounting.
San Simeon Holdings
As of September 30, 2021, we own an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our investment is structured as a preferred membership interest. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The redemption amount includes the preferred investment outstanding balance, the preferred accrued return and any unpaid accrued interest. The investment yields a current pay rate of 6.00%, increasing 0.50% annually during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. We account for our investment using the equity method of accounting. See Note 14 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
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

The following tables provide summarized balance sheets of our investments in unconsolidated entities and a reconciliation to our equity investment:

	September 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total assets	$411,059	$120,894	$531,953
Total liabilities	(221,050)	(79,764)	(300,814)
Total equity of unconsolidated entities	190,009	41,130	231,139

INREIT's share	80,754	18,493	99,247
INREIT outside basis	247	—	247
INREIT investment in unconsolidated entities	$81,001	$18,493	$99,494

	December 31, 2020
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total assets	$366,482	$112,594	$479,076
Total liabilities	(187,882)	(76,322)	(264,204)
Total equity of unconsolidated entities	178,600	36,272	214,872

INREIT's share	75,914	13,118	89,032
INREIT outside basis	252	—	252
INREIT investment in unconsolidated entities	$76,166	$13,118	$89,284
The following tables provide summarized operating data of our investments in unconsolidated entities along with a reconciliation to the net income (loss) from unconsolidated entities:

	Three Months Ended September 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total revenue of unconsolidated entities	$9,397	$2,003	$11,400
Income (loss) of unconsolidated entities	(766)	1,093	327

INREIT's share	(326)	510	184
Amortization of INREIT outside basis	(2)	—	(2)
INREIT's income (loss) from unconsolidated entities	$(328)	$510	$182

	Nine Months Ended September 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Total
Total revenue of unconsolidated entities	$27,236	$6,381	$33,617
Income of unconsolidated entities	622	374	996

INREIT's share	264	1,428	1,692
Amortization of INREIT outside basis	(6)	—	(6)
INREIT's income from unconsolidated entities	$258	$1,428	$1,686

5.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	September 30, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$2,846	$141	$2,987	$(3)	$2,984	2.53%	11/30/2033
Corporate debt	1,125	86	1,211	14	1,225	1.90%	5/3/2024
Total	$3,971	$227	$4,198	$11	$4,209

	December 31, 2020
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$716	$11	$727	$2	$729	3.39%	1/22/2032
Corporate debt	125	9	134	3	137	2.55%	1/15/2025
Total	$841	$20	$861	$5	$866
As of September 30, 2021 and December 31, 2020, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.3 million and approximately $11,000, respectively, and a period-end weighted average yield of 6.83% and 6.52%, respectively.
6.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	September 30, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$19,689	$(2,325)	$17,364
Leasing commissions	2,919	(174)	2,745
Above-market lease intangibles	1,321	—	1,321
Total intangible assets, net	$23,929	$(2,499)	$21,430

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$(146)	$1,459
Total intangible liabilities, net	$1,605	$(146)	$1,459

	December 31, 2020
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$5,475	$(7)	$5,468
Leasing commissions	2,136	(4)	2,132
Total intangible assets, net	$7,611	$(11)	$7,600

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$—	$1,605
Total intangible liabilities, net	$1,605	$—	$1,605
The estimated future amortization of our intangibles for each of the next five years and thereafter as of September 30, 2021 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2021 (remainder)	$3,788	$72	$24	$(49)
2022	7,453	285	94	(194)
2023	746	285	94	(194)
2024	746	285	94	(194)
2025	746	285	94	(194)
2026	746	282	94	(194)
Thereafter	3,139	1,251	827	(440)
	$17,364	$2,745	$1,321	$(1,459)
7.Other Assets
The following table summarizes the components of other assets:

$ in thousands	September 30, 2021	December 31, 2020
Capitalized tax abatement, net (1)	$7,151	$—
Deferred financing costs, net	805	440
Prepaid expenses	833	130
Deferred rent	423	11
Other	89	5
Total	$9,301	$586
(1)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over the remaining useful life of the tax abatement as a component of depreciation and amortization in the condensed consolidated statements of operations. As of September 30, 2021, accumulated amortization of the capitalized tax abatement was $0.3 million, and the estimated annual amortization is $0.4 million.

8.Mortgage Notes and Revolving Credit Facility
The following tables summarize certain characteristics of our mortgage notes and revolving credit facility:

	September 30, 2021
$ in thousands	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date(3)	Maximum Facility Size(4)
Variable rate loans:
Variable rate mortgage loans	$98,000	2.56%	7/3/2027	N/A
Variable rate revolving credit facility(1)(2)	89,500	1.73%	1/22/2024	$100,000
Total variable rate loans	187,500	2.17%
Deferred financing costs, net(5)	(1,143)
Mortgage notes and revolving credit facility, net	$186,357

	December 31, 2020
$ in thousands	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date(3)	Maximum Facility Size
Variable rate loans:
Variable rate revolving credit facility(1)(2)	$67,700	2.00%	9/22/2021	$75,000
Deferred financing costs, net	—
Mortgage notes and revolving credit facility, net	$67,700
(1)During the nine months ended September 30, 2021, we entered into a new revolving credit facility (“Revolving Credit Facility”) and repaid our previous revolving credit facility.
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
(4)INREIT OP may increase the maximum aggregate principal amount of the Revolving Credit Facility to up to $150 million in accordance with the terms of the Revolving Credit Facility. As of September 30, 2021, the borrowing capacity on the Revolving Credit Facility is $6.6 million. We have the ability to increase the borrowing capacity in connection with the acquisition of additional investments in real estate, which allows us to utilize the full maximum facility size up to $100 million or $150 million, as applicable.
(5)Deferred financing costs relate to the variable rate mortgage loans.
The following table presents the future principal payment due under our mortgage notes and Revolving Credit Facility as of September 30, 2021:

Year ($ in thousands)	Amount
2021 (remaining)	$—
2022	—
2023	—
2024	89,500
2025	—
2026	53,000
Thereafter	45,000
Total	$187,500

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
On September 24, 2021, a consolidated subsidiary of the Company entered into a five-year mortgage loan with an unaffiliated lender for $53.0 million (the “Bixby Loan”) secured by our Bixby Kennesaw property. The Bixby Loan bears interest at the sum of (i) 1.60% plus (ii) one-month LIBOR and matures on September 24, 2026. The Bixby Loan contains various affirmative and negative financial covenants.
We are subject to various financial and operational covenants under the executed mortgage notes and Revolving Credit Facility agreement. These covenants require the Company to maintain certain financial ratios, which may include leverage, debt yield, and debt service coverage, among others. As of September 30, 2021, the Company is in compliance with all of its loan covenants that could result in a default under such agreements.
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	September 30, 2021	December 31, 2020
Intangible liabilities, net	$1,459	$1,605
Accrued interest expense	344	73
Real estate taxes payable	335	—
Tenant security deposits	264	130
Accounts payable and accrued expenses	221	36
Prepaid rental income	219	—
Total	$2,842	$1,844
10.Redeemable Common Stock
As of September 30, 2021, MassMutual has committed to purchase up to $400.0 million of Class N shares in the Class N Private Offering (the “MassMutual Capital Commitment”). MassMutual is an affiliate of Invesco. The initial purchase price per Class N share was $25.00. The price per Class N share for subsequent purchases is based on our NAV per Class N share at the time of purchase.
As of September 30, 2021, MassMutual had purchased 7,387,008 Class N shares for $200.0 million under its Initial Subscription Agreement, as defined below, and 255,846 Class N shares for $7.5 million under its Subscription Agreement, as defined below. In accordance with the Subscription Agreement, on August 5, 2021, we repurchased 785,025 of MassMutual Shares for $22.0 million.
In July 2021, MassMutual entered into a subscription agreement (the “Subscription Agreement”) to purchase up to $200.0 million of Class N shares of our common stock in the Class N Private Offering upon our request at one or more closings held prior to January 29, 2023. MassMutual had previously agreed to purchase up to $200.0 million of Class N Shares under its initial subscription agreement with us (as amended, the “Initial Subscription Agreement”). We called the entirety of MassMutual’s commitment under the Initial Subscription Agreement before issuing any capital calls under the Subscription Agreement. All MassMutual shares, whether under the Subscription Agreement or the Initial Subscription Agreement, will be classified as redeemable common stock because MassMutual has the contractual right to redeem the shares under certain circumstances as described below.

We will repurchase Class N Shares acquired by MassMutual under the Subscription Agreement or the Initial Subscription Agreement on a monthly basis at a price per share that will generally be equal to the NAV per Class N Share as of the last day of the month preceding the Determination Date. “Determination Date” means the date that is five business days prior to the first calendar day of the month in which the repurchase occurs. The aggregate amount of MassMutual Shares that we are required to repurchase in any month will be equal to the sum of (a) 100% of monthly net proceeds from the sale of shares of common stock to Invesco Global Property Plus Fund (the “IGP+ Fund”), a fund managed by an affiliate of the Adviser plus (b) between 50% and 100% (at our discretion) of our monthly net proceeds from the sale of shares of our common stock to investors other than IGP+ Fund. We will not be required to repurchase more than $70.0 million of MassMutual Shares during any Fundraising Period. “Fundraising Period” means each of (1) the period beginning on May 14, 2021, and ending on May 31, 2022, (2) the period beginning on June 1, 2022 and ending on May 31, 2023, and (3) the period beginning on June 1, 2023 and ending on May 31, 2024. In our sole discretion, we may repurchase an amount of MassMutual Shares that exceeds $70.0 million in any Fundraising Period. In any month, MassMutual may elect to forego the next monthly repurchase. We will not be required under any circumstances to repurchase more than $200.0 million in Class N Shares over the course of the three Fundraising Periods. We will limit our monthly repurchases as necessary to ensure that the aggregate NAV of MassMutual Shares is not less than $50.0 million.

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

The repurchase rights granted to MassMutual under the Subscription Agreement, as described above, supersede and replace the repurchase rights originally granted to MassMutual under the terms of the Initial Subscription Agreement. MassMutual's repurchase rights are not transferable.
We began to recognize changes in the value of the MassMutual Shares when redemption of the shares became probable. The redemption of the MassMutual shares became probable when the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) effective on May 14, 2021. As of September 30, 2021, we recorded an increase to redeemable common stock and a decrease to additional paid-in capital of $18.9 million to adjust the value of the MassMutual Shares to our September 30, 2021 NAV per Class N share. We will limit any adjustment in the carrying amount of the redeemable common stock to the initial amount reported as redeemable common stock on the condensed consolidated balance sheet. The change in the redemption value does not affect income available to common stockholders.
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

11.Equity
Preferred Stock
On November 20, 2020, we sold 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock (“Series A Preferred Stock”) for $500.00 per share in a private placement exempt from registration under the Securities Act of 1933, as amended. No additional shares have been sold as of September 30, 2021. The offering was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the requirements for qualification as a REIT under the Internal Revenue Code. Total proceeds from the sale of the Series A Preferred Stock were $62,500 before issuance costs of $21,900. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually commencing with the first dividend payment date on December 31, 2020. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Nine Months Ended September 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2020	—	—	—	—	—	3,608,830	3,608,830
Issuance of common stock	—	—	—	—	—	2,636,645	2,636,645
Distribution reinvestment	—	—	—	—	—	32	32
Balance at March 31, 2021	—	—	—	—	—	6,245,507	6,245,507
Issuance of common stock	91	91	91	—	—	1,154	1,427
Exchange of common stock(1)	—	—	—	—	156,066	(156,066)	—
Distribution reinvestment(2)	—	—	—	492	—	—	492
Balance at June 30, 2021	91	91	91	492	156,066	6,090,595	6,247,426
Issuance of common stock	—	—	—	—	801,593	2,290,960	3,092,553
Common stock repurchased(3)	—	—	—	—	—	(785,025)	(785,025)
Distribution reinvestment(2)	—	—	—	7	1,172	—	1,179
Balance at September 30, 2021	91	91	91	499	958,831	7,596,530	8,556,133

	Nine Months Ended September 30, 2020
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2019	—	—	—	—	—	8,000	8,000
Balance at March 31, 2020	—	—	—	—	—	8,000	8,000
Balance at June 30, 2020	—	—	—	—	—	8,000	8,000
Issuance of common stock	—	—	—	—	—	1,979,054	1,979,054
Balance at September 30, 2020	—	—	—	—	—	1,987,054	1,987,054
(1)On May 14, 2021, we exchanged 156,066 Class N shares of our common stock held by our directors and employees of the Adviser and its affiliates, for no additional consideration, on a one-for-one basis into Class E shares of our common stock.
(2)During the nine months ended September 30, 2021, certain of our directors and employees of the Adviser and its affiliates who held Class E shares elected distribution reinvestment which were granted in Class I shares.
(3)In accordance with MassMutual’s Subscription Agreement, on August 5, 2021, we repurchased 785,025 of MassMutual Shares for $22.0 million.
As discussed in Note 10 — “Redeemable Common Stock”, 6,857,829 of our Class N shares have been classified as redeemable common stock as of September 30, 2021 (December 31, 2020: 3,247,457 shares) because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. The remaining 738,701 Class N shares that were issued as of September 30, 2021 (December 31, 2020: 361,374 shares) have been recorded as common stock.

As of September 30, 2021, MassMutual has committed to purchase an additional $192.5 million of Class N common stock, as discussed in Note 10 — “Redeemable Common Stock”. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2021, we declared distributions of $2.7 million and $7.7 million, respectively. We accrued $1.0 million and $0.5 million for distributions payable as a component of due to affiliates in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. We did not declare any distributions for the three and nine months ended September 30, 2020.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4076	$0.4076	$0.4076	$0.4076	$0.4076	$0.4076
Stockholder servicing fee per share(1)	—	(0.0602)	(0.0602)	(0.0178)	—	—	—
Net distributions declared per share	$—	$0.3474	$0.3474	$0.3898	$0.4076	$0.4076	$0.4076

	Nine Months Ended September 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.5396	$0.5396	$0.5396	$0.6698	$0.6698	$1.2598
Stockholder servicing fee per share(1)	—	(0.0797)	(0.0797)	(0.0235)	—	—	—
Net distributions declared per share	$31.2500	$0.4599	$0.4599	$0.5161	$0.6698	$0.6698	$1.2598
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
Share-Based Compensation Plan
For the three months ended September 30, 2021, we awarded independent members of our board of directors 690 Class E shares under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 of compensation expense related to these awards. For the nine months ended September 30, 2021, we awarded independent members of our board of directors 2,112 shares of our common stock (consisting of 1,422 Class N shares and 690 Class E shares) under the Incentive Plan and recognized approximately $58,000 of compensation expense related to these awards. As of July 1, 2021, the independent members of our board of directors began receiving compensation in the form of Class E shares. As of September 30, 2021, 192,763 shares of common stock remain available for future issuance under the Incentive Plan.
12.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	September 30, 2021	December 31, 2020
Other general and administrative expenses	$5,319	$2,205
Advanced offering costs	4,037	931
Performance participation allocation	2,237	—
Advanced organization expenses	1,474	1,210
Distributions payable	996	503
Share-based compensation payable	19	19
Accrued management fee(1)	—	—
Total	$14,082	$4,868
(1)As of September 30, 2021, the accrued management fee is not presented due to rounding.
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) with respect to our Offering was declared effective by the SEC. At that time, we recorded organization expenses of $0.3 million and offering costs of $2.4 million related to the Offering that were advanced by our Adviser as an increase in due to affiliates on our condensed consolidated balance sheet. As discussed in Note 2 — “Summary of Significant Accounting Policies”, these costs were not our obligation until the Offering commenced.
Management Fee and Performance Participation Allocation
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

We will pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units.
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. The Adviser is not obligated to dedicate any of its employees exclusively to us, nor is the Adviser obligated to dedicate any specific portion of time to our business. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. Such services may include accounting and internal audit services, account management services, corporate and secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters. In such event, we will reimburse the Adviser or the Adviser's affiliate, as applicable, the cost of performing such services (including employment costs and related expenses allocable thereto) provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction. During the three and nine months ended September 30, 2021, we incurred $0.2 million and $0.6 million, respectively, for costs of support personnel that were provided by the Adviser.
Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The allocations started to accrue in March 2021 and are calculated and payable on an annual basis. As of September 30, 2021, we accrued $2.2 million for the Special Limited Partner's performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units.
Accrued Stockholder Servicing Fee
The Dealer Manager is a registered broker-dealer affiliated with the Adviser. We have entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Primary Offering. The Dealer Manager is entitled to receive selling commissions and stockholder servicing fees for certain classes of shares. As of September 30, 2021, we have not incurred any selling commissions or stockholder servicing fees.
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
Related Party Share Ownership
As of September 30, 2021, affiliates had purchased the following amounts of our common stock:

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual (1)	—	—	—	—	—	7,642,853	$207,526
IGP + Fund	—	—	—	—	783,032	—	22,000
Invesco Realty, Inc.	91	91	91	—	—	738,701	20,007
Members of our board of directors and employees of our Adviser	—	—	—	160	93,374	—	2,570
	91	91	91	160	876,406	8,381,554	$252,103

(1)In accordance with MassMutual’s Subscription Agreement, on August 5, 2021, we repurchased 785,025 of MassMutual Shares for $22.0 million. The amount presented is inclusive of the shares repurchased.

As of September 30, 2021, MassMutual has committed to purchase an additional $192.5 million of Class N common stock. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.

Operating Expenses Reimbursement

The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021, at which time we will reimburse the Adviser for our advanced operating expenses ratably over 60 months. We will reimburse the Adviser for any subsequent offering expenses as incurred. As of September 30, 2021, the Adviser has advanced $5.3 million of general and administrative expenses on our behalf.

Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, commencing with the quarter ended September 30, 2021, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”).
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors.

For the four fiscal quarters ended September 30, 2021, total operating expenses were $5.7 million which exceeded the 2%/25% Guidelines by $1.3 million. Our independent directors determined that the Excess Amount of total operating expenses for the four quarters ended September 30, 2021 was justified, and therefore will be reimbursed to the Advisor, because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets were low as we closed on six investments from September 2020 to February 2021 and four additional investments in late September 2021, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in increased performance participation allocation expense.
13.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of September 30, 2021 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 31, 2023. As of September 30, 2021, our undrawn capital commitment was $6.1 million.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2021. As of September 30, 2021, we have funded $3.1 million.
As of September 30, 2021 and December 31, 2020, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of operating lease income from leases in which the Company is the lessor:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Fixed lease payments	$2,448	$—	$6,451	$—
Variable lease payments	300	—	864	—
Rental revenue	$2,748	$—	$7,315	$—

Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2021 (remainder)	$1,144
2022	4,621
2023	4,739
2024	4,861
2025	4,987
2026	5,114
Thereafter	29,594
Total	$55,060
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
16.Segment Reporting
As of September 30, 2021, we operated in six reportable segments: healthcare properties, office properties, industrial properties, self-storage properties, multifamily properties and student housing properties. In September 2021, we invested in two self storage properties and a student housing property (see Note 3 — “Investments in Real Estate, net”). As such, self-storage and student housing were identified as segments during the third quarter of 2021. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenues and property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to the Company's ownership interest.
The following table summarizes our total assets by segment:

$ in thousands	September 30, 2021	December 31, 2020
Healthcare	$81,001	$76,166
Office	38,302	35,788
Industrial	60,419	31,143
Self-Storage	59,235	—
Multifamily	86,863	13,118
Student Housing	79,060	—
Corporate and other	11,579	6,623
Total assets	$416,459	$162,838

The following table summarizes our financial results by segment for the three months ended September 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Corporate and Other	Total
Revenues:
Rental revenue	$—	$683	$612	$91	$1,239	$123	$—	$2,748
Other revenue	—	—	—	—	88	—	—	88
Total revenues	—	683	612	91	1,327	123	—	2,836

Expenses:
Rental property operating	—	113	129	—	381	—	—	623
Total expenses	—	113	129	—	381	—	—	623
Income from unconsolidated entities	4,745	—	—	—	510	—	—	5,255
Income from real estate-related securities	—	—	—	—	—	—	19	19
Segment net operating income	$4,745	$570	$483	$91	$1,456	$123	$19	$7,487

Depreciation and amortization	$(5,073)	$(298)	$(214)	$—	$(905)	$—	$—	$(6,490)

General and administrative								(893)
Interest expense								(730)
Performance participation allocation								(1,446)
Net loss attributable to Invesco Real Estate Income Trust Inc.								$(2,072)
Dividends to preferred stockholders								$(2)
Net income attributable to non-controlling interests in consolidated joint ventures								(4)
Net loss attributable to common stockholders								$(2,078)
The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2021:

$ in thousands
Segment income from unconsolidated entities	$5,255
Depreciation and amortization attributable to unconsolidated entities	(5,073)
Income from unconsolidated entities	$182
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2021:

$ in thousands
Segment depreciation and amortization	$(6,490)
Depreciation and amortization attributable to unconsolidated entities	5,073
Depreciation and amortization	$(1,417)

The following table summarizes our financial results by segment for the nine months ended September 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,061	$1,744	$91	$3,296	$123	$—	$7,315
Other revenue	—	—	—	—	268	—	—	268
Total revenues	—	2,061	1,744	91	3,564	123	—	7,583

Expenses:
Rental property operating	—	330	411	—	993	—	—	1,734
Total expenses	—	330	411	—	993	—	—	1,734
Income from unconsolidated entities	15,288	—	—	—	1,428	—	—	16,716
Income from real estate-related securities	—	—	—	—	—	—	83	83
Segment net operating income	$15,288	$1,731	$1,333	$91	$3,999	$123	$83	$22,648

Depreciation and amortization	$(15,030)	$(893)	$(639)	$—	$(3,447)	$—	$—	$(20,009)

General and administrative								(3,033)
Interest expense								(1,813)
Performance participation allocation								(2,237)
Net loss attributable to Invesco Real Estate Income Trust Inc.								$(4,444)
Dividends to preferred stockholders								$(6)
Net income attributable to non-controlling interests in consolidated joint ventures								(4)
Net loss attributable to common stockholders								$(4,454)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2021:

$ in thousands
Segment income from unconsolidated entities	$16,716
Depreciation and amortization attributable to unconsolidated entities	(15,030)
Income from unconsolidated entities	$1,686
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2021:

$ in thousands
Segment depreciation and amortization	$(20,009)
Depreciation and amortization attributable to unconsolidated entities	15,030
Depreciation and amortization	$(4,979)

17.Subsequent Events
Private Offering
Subsequent to September 30, 2021, we received total proceeds of $11.0 million from the issuance of Class N common stock in the Class N Private Offering.
On October 7, 2021, we commenced a private offering exempt from registration under the Securities Act of 1933, as amended, of up to $20 million in shares of our Class E common stock (the “Class E Private Offering”). Subsequent to September 30, 2021, we received total proceeds of $2.2 million from the issuance of Class E common stock in the Class E Private Offering.
Public Offering
Subsequent to September 30, 2021, we received total net proceeds of $36.5 million from the issuance of common stock in our public offering.
Repurchases
In accordance with MassMutual’s Subscription Agreement, on November 5, 2021, we repurchased $37.6 million of MassMutual’s Class N shares.
Investment in Unconsolidated Entity
On October 28, 2021, we formed a joint venture, ITP Investments LLC (“ITP LLC”) with TriPost Capital Partners, LLC (“TriPost”), in which we invested $10.6 million for an 85% interest in ITP LLC. TriPost holds the remaining 15% interest. ITP LLC was formed to invest in PTCR Holdco, LLC (“PTCR Holdco”), which runs a fully integrated retail platform operating company, with Borzak-PT, LLC (“Borzak”). On October 28, 2021, ITP LLC invested $7.6 million into PTCR Holdco as a preferred equity investment. ITP LLC also invests in PT Co-GP Fund (“GP Fund”), which was formed to obtain minority general partner interest investments in retail properties. ITP LLC holds a 90% interest in GP Fund and Borzak holds the remaining 10% interest. On October 28, 2021, ITP LLC invested $4.4 million into GP fund to obtain general partner interests ranging from 3.2% to 8.9% in five retail properties.

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
On May 14, 2021, the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of the date of this Quarterly Report, we have received aggregate proceeds of approximately $58.5 million from the Offering and we have also received proceeds of $2.2 million from the Class E Private Offering, as defined below. We used the proceeds from the Offering and the Class E Private Offering to repurchase $59.6 million of Class N shares, as defined below. All of the Class N shares that were repurchased were classified as redeemable common stock on our condensed consolidated balance sheets. We intend to continue selling shares on a monthly basis.
We are conducting private offerings of up to $500 million in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (the “Class E Private Offering) (collectively, the “Private Offerings”). As of the date of this Quarterly Report, we issued 8,750,522 shares of Class N common stock in the Class N Private Offering for total net proceeds of $237.5 million after deducting offering costs of $1.1 million. As of the date of this Quarterly Report, there are outstanding commitments to purchase an additional $181.5 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. As of the date of this Quarterly Report, we issued 72,439 shares of Class E common stock in the Class E Private Offering for total proceeds of $2.2 million.
We commenced real estate operations in September 2020. As of September 30, 2021, we own or have invested in 31 properties. See “—Real Estate” below for additional information on these investments. As of September 30, 2021, we also own real estate-related securities.

Q3 2021 Highlights
Operating Results
•Declared monthly net distributions totaling $2.7 million for the three months ended September 30, 2021, comprised of net distributions of $0.3474 per share for Class T, $0.3474 per share for Class S, $0.3898 per share for Class D, $0.4076 per share for Class I, $0.4076 per share for Class E and $0.4076 per share for Class N.
•Year-to-date total return through September 30, 2021, without upfront selling commissions, was 8.8% for Class T, 8.8% for Class S, 9.0% for Class D, 10.0% for Class I, 11.9% for Class E and 15.8% for Class N. Year-to-date total return through September 30, 2021, assuming maximum upfront selling commissions, was 5.0% for Class T, 5.0% for Class S, 7.4% for Class D, 10.0% for Class I, 11.9% for Class E and 15.8% for Class N.(1)(2)
•Inception-to-date total return through September 30, 2021, without upfront selling commissions, was 8.8% for Class T, 8.8% for Class S, 9.0% for Class D, 10.0% for Class I, 11.9% for Class E and 26.0% for Class N. Inception-to-date total return through September 30, 2021, assuming maximum upfront selling commissions, was 5.0% for Class T, 5.0% for Class S, 7.4% for Class D, 10.0% for Class I, 11.9% for Class E and 26.0% for Class N.(1)(2)
Capital Activity and Financings
•Entered into a five-year mortgage loan with an unaffiliated lender for $53.0 million during the three months ended September 30, 2021.
Investments
•Purchased one industrial, four self-storage and one student housing property across four transactions with a total purchase price of $167.3 million during the three months ended September 30, 2021. The acquisitions are consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the U.S.
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
Investment Portfolio
Summary of Portfolio
The following table summarizes the allocation of our investment portfolio based on fair value as of September 30, 2021:

Asset Allocation	Percentage
Real Estate	97%
Real Estate-Related Securities	1%
Cash and Cash Equivalents	2%
Total	100%

The following tables describe the diversification of our investments in real estate based on fair value as of September 30, 2021:

By Property Type (1)	Percentage
Healthcare	36%
Office	8%
Industrial	12%
Self-storage	11%
Multifamily	18%
Student housing	15%
Total	100%

By Geography (1)	Percentage
South	52%
West	28%
East	—%
Midwest	20%
Total	100%

(1)The tables herein include our investments in both consolidated and unconsolidated real estate. The Sunbelt Medical Office Portfolio is included at our pro rata share (42.5%) of the underlying real estate. For San Simeon Apartments, we included the fair value of our investment in San Simeon Holdings. See “—Real Estate” below for additional information on these investments.

As of September 30, 2021, we have acquired an ownership interest in 31 properties for a total purchase price of $405.4 million, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of healthcare, office, industrial, self-storage, multifamily and student housing properties, concentrated in growth markets across the United States.
The following table provides a summary of our portfolio as of September 30, 2021:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands) (1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Healthcare	20	1,030,397 sq. ft.	95%	$185,386	$15,288	63%
Office	1	80,980 sq. ft.	100%	40,813	2,061	8%
Industrial	3	351,549 sq. ft.	100%	63,429	1,744	7%
Self-Storage	4	306,743 sq. ft.	96%	59,013	91	—%
Multifamily	2	709 units	97%	95,887	4,992	21%
Student Housing	1	656 beds	100%	78,663	123	1%
Total	31			$523,191	$24,299	100%

(1)Based on fair value as of September 30, 2021. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The Sunbelt Medical Office Portfolio is included at our pro rata share (42.5%) of the underlying real estate. For San Simeon Apartments, we included the fair value of our investment in San Simeon Holdings. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2021. Healthcare and Multifamily segment revenue includes income from unconsolidated entities.

Real Estate
The following table provides information regarding our portfolio of real estate as of September 30, 2021:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	95%
Total Healthcare	20				86,416	1,030,397	sq. ft.
Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.
Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Total Industrial	3				60,692	351,549	sq. ft.
Self-Storage:
Salem Self Storage	3	Salem, OR	September 2021	100%	47,872	239,762	sq. ft.	95%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	98%
Total Self Storage	4				59,013	306,743	sq. ft.
Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	97%
San Simeon Apartments (2)	1	Houston, TX	December 2020	51%	13,789	431	units	97%
Total Multifamily	2				84,872	709	units
Student Housing
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
Total Student Housing	1				78,663	656	beds
Total Investment Properties	31				$405,385

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

Investments in Real Estate-Related Securities
As of September 30, 2021, our Real Estate-Related Securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt and preferred stock in real estate investment trusts. The following table details our investments in real estate-related debt securities as of September 30, 2021:

	September 30, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$2,846	$141	$2,987	$(3)	$2,984	2.53%	11/30/2033
Corporate debt	1,125	86	1,211	14	1,225	1.90%	5/3/2024
Total	$3,971	$227	$4,198	$11	$4,209
As of September 30, 2021, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.3 million and a period-end weighted average yield of 6.83%.
Lease Expirations
The following schedule details the expiring leases at our healthcare, office and industrial properties by annualized base rent and square footage as of September 30, 2021:

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2021 (remaining)	15	$1,173	4%	37,295	3%
2022	39	2,679	8%	93,159	7%
2023	39	2,562	8%	101,859	7%
2024	37	3,435	11%	137,125	10%
2025	14	971	3%	42,927	3%
2026	14	4,480	14%	133,348	10%
2027	8	1,109	3%	42,438	3%
2028	7	2,972	9%	77,746	6%
2029	3	3,359	10%	113,651	8%
2030	5	1,837	6%	86,273	6%
Thereafter	11	7,838	24%	529,338	37%
Total	192	$32,415	100%	1,395,159	100%
(1)Annualized base rent is determined from the annualized September 30, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
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
Income From Unconsolidated Entities, Net
We have two investments in unconsolidated entities that are accounted for using the equity method of accounting. Our income or loss from these investments is reported in our condensed consolidated statement of operations as income (loss) from unconsolidated entities, net.
Market Conditions
The COVID-19 pandemic has slowed global economic activity, caused significant volatility in financial markets and negatively impacted most commercial real estate property types. The responses of many countries, including the United States, to the pandemic have included mandatory quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, restrictions on travel and mandatory closures. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners of real estate. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. There is continued uncertainty regarding the trajectory of a continuing recovery, particularly given the strength of variants of COVID-19. Accordingly, this recovery remains uneven with dispersion across sectors and regions. Occupier demand and property valuations are dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. The extent to which COVID-19 impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the implementation of vaccines to combat and eventually bring an end to the COVID-19 pandemic. Business disruption resulting from the COVID-19 pandemic could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects. These consequences, in turn, could materially impact our results of operations.
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
Results of Operations
We commenced real estate operations in September 2020. Accordingly, our results of operations for the three and nine months ended September 30, 2021 and 2020 are not comparable and we have not described the increases (decreases) from the corresponding 2020 period when we had no real estate operations. We expect revenues and expenses to increase during the year ending December 31, 2021 because we will have a full year of operations in 2021 and expect to continue making additional investments.

The following table sets forth the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Revenues
Rental revenue	$2,748	$—	$7,315	$—
Other revenue	88	—	268	—
Total revenues	2,836	—	7,583	—
Expenses
Rental property operating	623	—	1,734	—
General and administrative	893	686	3,033	2,242
Performance participation allocation	1,446	—	2,237	—
Depreciation and amortization	1,417	—	4,979	—
Total expenses	4,379	686	11,983	2,242
Other income (expense), net
Income from unconsolidated entities, net	182	35	1,686	35
Income from real estate-related securities	19	—	83	—
Interest expense	(730)	(18)	(1,813)	(18)
Total other income (expense), net	(529)	17	(44)	17
Net loss attributable to Invesco Real Estate Income Trust Inc.	(2,072)	(669)	(4,444)	(2,225)
Dividends to preferred stockholders	$(2)	$—	$(6)	$—
Net income attributable to non-controlling interests in consolidated joint ventures	(4)	—	(4)	—
Net loss attributable to common stockholders	$(2,078)	$(669)	$(4,454)	$(2,225)
Rental Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. During the nine months ended September 30, 2021, we acquired seven properties and assumed the underlying tenant leases when we acquired the properties.
General and Administrative Expenses
During the three and nine months ended September 30, 2021, general and administrative expenses were $0.9 million and $3.0 million, respectively, and consisted primarily of organization costs related to our Class N Private Offering, accounting, audit and tax fees, legal fees, other professional services fees and directors expenses. During the nine months ended September 30, 2021, we incurred $0.3 million in organization costs related to the Offering. During the three and nine months ended September 30, 2020, general and administrative expenses were $0.7 million and $2.2 million, respectively, and consisted primarily of organization costs related to our Class N Private Offering.
Income from Unconsolidated Entities, Net
During the three and nine months ended September 30, 2021, we incurred net income from unconsolidated entities of $0.2 million and $1.7 million, respectively.
Performance Participation Allocation
During the three and nine months ended September 30, 2021, the performance participation allocation accrual was $1.4 million and $2.2 million, respectively.
Depreciation and Amortization
During the three and nine months ended September 30, 2021, depreciation and amortization expenses were $1.4 million and $5.0 million, respectively, driven by depreciation and amortization on our consolidated properties.

Interest Expense
For the three and nine months ended September 30, 2021, we incurred interest expense of $0.7 million and $1.8 million, respectively, that primarily consists of interest expense on our mortgage notes and revolving credit facility. Interest expense also includes amortization of deferred financing costs related to obtaining our mortgage loans and revolving credit facility. See “— Liquidity and Capital Resources” below as well as Note 8 — “Mortgage Notes and Revolving Credit Facility” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not sell any real estate property or record any impairment during the three and nine months ended September 30, 2021.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of below-market lease intangibles, (iii) organization costs and certain operating expenses advanced by the Adviser, (iv) unrealized losses (gains) from changes in fair value of real estate-related securities, (v) non-cash performance participation allocation or other non-cash incentive compensation even if repurchased by us and (vi) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate.
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized gains (losses) on investments in real estate-related securities and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period and (c) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended September 30,	Nine Months Ended September 30,
$ in thousands	2021	2021
Net loss attributable to our stockholders	$(2,078)	$(4,454)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	1,417	4,979
Amount attributed to unconsolidated entities for above adjustment	2,156	6,424
FFO attributable to our stockholders	1,495	6,949
Adjustments to arrive at AFFO:
Straight-line rental income	(101)	(412)
Amortization of below-market lease intangibles	(48)	(146)
Organization costs (1)	—	264
Accrued preferred return from preferred membership interest	(252)	(739)
Unrealized gains from changes in the fair value of real estate-related securities	10	(3)
Non-cash share based compensation awards	20	58
Non-cash performance participation allocation	1,446	2,237
Other operating expenses (2)	908	2,933
Amount attributed to unconsolidated entities for unrealized losses (gains) on derivatives	14	(1,263)
Amount attributed to unconsolidated entities for above adjustments	(172)	(689)
AFFO attributable to our stockholders	3,320	9,189
Adjustments to arrive at FAD:
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(93)	(93)
Recurring capital expenditures attributed to unconsolidated entities(3)	(267)	(1,160)
FAD attributable to our stockholders	$2,960	$7,936
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

The following table reconciles stockholders’ equity per our condensed consolidated balance sheet to our NAV:

$ in thousands	September 30, 2021
Stockholders' equity	$8,515
Adjustments:
Redeemable common stock (1)	203,532
Organization costs, offering costs and certain operating expenses (2)	10,830
Unrealized real estate appreciation (3)	21,773
Accumulated depreciation and amortization (4)	13,301
Straight-line rent receivable	(1,431)
Other assets (2)	(1,126)
NAV	$255,394
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2021:

$ in thousands, except share data
Components of NAV	September 30, 2021
Investments in real estate	$318,517
Investments in real estate-related securities	4,515
Investments in unconsolidated entities	117,922
Cash and cash equivalents	4,581
Restricted cash	942
Other assets	1,040
Mortgage notes and revolving credit facility	(186,357)
Other liabilities	(2,398)
Accrued performance participation allocation	(2,237)
Subscriptions received in advance	(1,131)
Net Asset Value	$255,394
Number of outstanding shares of common stock	8,556,133

We calculate our total NAV per share as follows as of September 30, 2021:

NAV Per Share ($ in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Net asset value	$3	$3	$3	$15	$28,896	$226,474	$255,394
Number of outstanding shares of common stock	91	91	91	499	958,831	7,596,530	8,556,133
NAV Per Share as of September 30, 2021	$29.5218	$29.5218	$29.5218	$29.6059	$30.1371	$29.8129
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the September 30, 2021 valuations:

Property Type(1)	Discount Rate	Exit Capitalization Rate
Healthcare	6.1%	5.4%
Office	6.5%	5.5%
Industrial	6.3%	5.0%
Multifamily	6.1%	5.0%
(1)In September 2021, we purchased industrial, self-storage and student housing properties. Management believes the cost of the properties represents fair value as they were purchased in September 2021 and our policy is to have an initial appraisal within the first full two months of acquisition. As such, the acquisitions in September 2021 were not valued by an independent advisor as of September 30, 2021 and those properties are not included in the table above.
These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Multifamily Investment Values	Industrial Investment Values
Discount Rate	0.25% decrease	+2.0%	+2.0%	+1.9%	+2.0%
(weighted average)	0.25% increase	(1.9)%	(2.0)%	(1.9)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	+3.1%	+3.2%	+3.3%	+3.5%
(weighted average)	0.25% increase	(2.9)%	(2.9)%	(3.0)%	(3.2)%
Distributions
In November 2020, we began declaring monthly distributions. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2021:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2021	$—	$—	$—	$—	$—	$0.1364
February 28, 2021	—	—	—	—	—	0.1428
March 31, 2021	—	—	—	—	—	0.1488
April 30, 2021	—	—	—	—	—	0.1620
May 31, 2021	—	—	—	0.1302	0.1302	0.1302
June 30, 2021	0.1125	0.1125	0.1263	0.1320	0.1320	0.1320
July 31, 2021	0.1136	0.1136	0.1275	0.1333	0.1333	0.1333
August 31, 2021	0.1132	0.1132	0.1273	0.1333	0.1333	0.1333
September 30, 2021	0.1206	0.1206	0.1350	0.1410	0.1410	0.1410
Total	$0.4599	$0.4599	$0.5161	$0.6698	$0.6698	$1.2598

For the three and nine months ended September 30, 2021, we declared distributions in the amount of $2.7 million and $7.7 million, respectively.
The following table summarizes our distributions declared during the three and nine months ended September 30, 2021. We did not make any distributions prior to commencing operations in September 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$2,646	99%	$7,647	99%
Reinvested in shares	33	1%	60	1%
Total distributions	$2,679	100%	$7,707	100%
Sources of Distributions
Cash flows from operating activities	$1,307	49%	$4,954	65%
Distributions of capital from investments in unconsolidated entities	1,339	51%	2,693	35%
Total sources of distributions	$2,646	100%	$7,647	100%

Cash flows from operating activities	$1,307		$4,954
Funds from Operations (1)	$1,495		$6,949
Adjusted Funds from Operations (1)	$3,320		$9,189
Funds Available for Distribution (1)	$2,960		$7,936

(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for descriptions of Funds from Operations (FFO), Adjusted Funds from Operations (AFFO), and Funds Available for Distribution (FAD), for reconciliations of them to GAAP net income attributable to INREIT stockholders, and for considerations on how to review these metrics.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Primary Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offerings, the Offering and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of real estate investments is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt, and allocation of debt from investments in real estate funds managed by the Adviser or its affiliates in which we may invest, net of cash and restricted cash, by (2) the asset value of our real estate investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost of gross real estate), including our investments in unconsolidated entities. Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on our real estate securities investments, or (iv) the pro rata share of debt within our unconsolidated investments. Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.

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
The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021, at which time we will reimburse the Adviser for our advanced operating expenses ratably over 60 months. We will reimburse the Adviser for any subsequent offering expenses as incurred. As of September 30, 2021, the Adviser has advanced $5.3 million of general and administrative expenses on our behalf.
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022, at which time we will reimburse the Adviser for all of our advanced expenses ratably over 60 months. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. As of September 30, 2021, the Adviser had incurred offering expenses of $1.0 million and organization costs of $1.2 million on our behalf in connection with the private offering of our Class N shares that are recorded as a component of due to affiliates on our condensed consolidated balance sheet. The Adviser and its affiliates have also incurred organization and offering expenses of $3.3 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheet.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, commencing with the quarter ended September 30, 2021, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”).
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors.
For the four fiscal quarters ended September 30, 2021, total operating expenses were $5.7 million which exceeded the 2%/25% Guidelines by $1.3 million. Our independent directors determined that the Excess Amount of total operating expenses for the four quarters ended September 30, 2021 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets were low as we closed on six investments from September 2020 to February 2021 and four additional investments in late September 2021, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in increased performance participation allocation expense.
As of September 30, 2021, our indebtedness included two mortgages secured by their corresponding properties and a line of credit.
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

On September 24, 2021, a consolidated subsidiary of the Company entered into a five-year mortgage loan with an unaffiliated lender for $53.0 million (the “Bixby Loan”) secured by our Bixby Kennesaw property. The Bixby Loan bears interest at the sum of (i) 1.60% plus (ii) one-month LIBOR and matures on September 24, 2026. The Bixby Loan contains various affirmative and negative financial covenants.
See Note 8 — “Mortgage Notes and Revolving Credit Facility” to our condensed consolidated financial statements for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At September 30, 2021, we had cash and cash equivalents of $4.6 million and restricted cash of $0.9 million. Our restricted cash primarily consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company. Restricted cash also includes amounts in escrow for taxes and insurance related to mortgages at certain properties, as well as security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 31, 2023. As of September 30, 2021, our undrawn capital commitment was $6.1 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2021. As of September 30, 2021, we have funded $3.1 million.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
$ in thousands	2021	2020
Cash flows provided by operating activities	$4,954	$732
Cash flows used in investing activities	(253,684)	(56,963)
Cash flows provided by financing activities	250,535	56,664
Net increase in cash and cash equivalents and restricted cash	$1,805	$433
Operating Activities — Net cash provided by operating activities of $5.0 million for the nine months ended September 30, 2021 consists of our net loss of approximately $4.4 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities — We used net cash of $253.7 million during the nine months ended September 30, 2021, primarily to make investments of $260.5 million in real estate, capital improvements to real estate, unconsolidated entities and real-estate related securities. Cash used to fund these investments was partially offset by cash distributions from unconsolidated entities of $4.6 million and sales of real-estate related securities of $2.2 million.
Financing Activities — Our financing activities provided net cash of $250.5 million for the nine months ended September 30, 2021. Our primary sources of cash from financing activities were net proceeds from the issuance of our common stock of $160.8 million, proceeds from borrowings under the Revolving Credit Facility of $133.5 million and proceeds from mortgages at our properties of $98.0 million. These cash inflows were offset by the repayment of the previous credit facility of $67.7 million, repayment of the Revolving Credit Facility of $44.0 million, repurchases of our common stock of $22.0 million, distributions paid of $7.2 million and the payment of financing costs of $2.0 million.

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
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the other partner is reported within non-controlling interests.
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
Impairment of Investments in Unconsolidated Entities
We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated real estate entity for potential impairment can require us to exercise significant judgment.
Redeemable Common Stock
Certain shares of our Class N common stock are classified as redeemable common stock on our condensed consolidated balance sheet because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 10 — “Redeemable Common Stock”.
We report our redeemable common stock on our condensed consolidated balance sheet at MassMutual’s redemption value. MassMutual’s redemption value is determined based on our Net Asset Value (“NAV”) per Class N share as of the month end preceding our balance sheet date. We calculate NAV as U.S. GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation; accumulated depreciation and amortization; straight-line rent receivable and other assets. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.
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
Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at our healthcare, office and industrial properties under operating leases. Revenue under operating leases that are deemed probable of collection, is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the condensed consolidated balance sheets. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
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
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to September 30, 2021:

$ in thousands
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Indebtedness(1)	$187,500	$—	$89,500	$53,000	$45,000
Interest expense(2)	15,754	911	9,309	3,845	1,689
Commitment to fund property improvements(3)	6,062	3,668	2,394	—	—
Tenant improvement allowance(4)	425	425	—	—	—
Total	$209,741	$5,004	$101,203	$56,845	$46,689

(1)Represents principal payments based on the fully extended maturity date. See Note 8 — “Mortgage Notes and Revolving Credit Facility” to our condensed consolidated financial statements in this Quarterly Report for a discussion of our borrowing arrangements.
(2)Represents interest payments based on the fully extended maturity date and interest rates in effect at September 30, 2021.
(3)We hold a preferred membership interest in the unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund an additional $6.1 million to the San Simeon Apartments. Under the terms of the limited liability company agreement, we are required to fund our commitment as requested through December 31, 2023. We have attributed the total undrawn capital commitment based on the capital expenditure budget for the property. See Note 4 — “Investments in Unconsolidated Entities” and Note 14 — “Commitments and Contingencies” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our preferred membership interest and capital commitment.
(4)We have committed to fund up to $3.5 million of tenant leasehold improvements at our Willows Facility through December 31, 2021. As of September 30, 2021, we have funded $3.1 million.

The Adviser has advanced $5.3 million of general and administrative expenses on our behalf as of September 30, 2021. Additionally, the Adviser advanced $2.2 million of organization and offering expenses with respect to the Class N Private Offering and $3.3 million of organization and offering costs related to the Offering on our behalf through September 30, 2021. We will reimburse the Adviser for such advanced operating expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. We will reimburse the Adviser for all such advanced organization and offering expenses ratably over the 60 months following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We have excluded the amounts due to the Adviser from the table above as these obligations do not have fixed and determinable payments.
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with floating rate debt secured by our properties, the Revolving Credit Facility and our investments in real estate securities. We are also subject to interest rate risk through our investments in unconsolidated entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates. Additionally, we may hedge our interest rate risk by using derivative contracts to fix or cap the interest expense on a portion of our floating-rate debt.
As of September 30, 2021, we had borrowed $187.5 million under our mortgage notes and Revolving Credit Facility, which are variable rate and indexed to one-month U.S. Dollar denominated LIBOR (“Reference Rate”). For the three and nine months ended September 30, 2021, a 10% increase in the Reference Rate would have resulted in approximately $1,000 and $16,000 increase in interest expense, respectively.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On August 1, 2021, we granted our independent directors an aggregate of 690 shares of Class E common stock in accordance with our equity incentive plan.
The transaction described above was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because it was not part of any public offering and did not involve any general solicitation or general advertising.
Use of Offering Proceeds
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. As of September 30, 2021, we have issued and sold in the offering (1) 783,305 shares of our common stock (consisting of 91 Class T shares, 91 Class S shares, 91 Class D shares and 783,032 Class E shares) in the Primary Offering for total proceeds of $22.0 million and (2) 1,671 shares of our common stock (consisting of 499 Class I shares and 1,172 Class E shares) under our distribution reinvestment plan for a total value of approximately $59,000. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
Share Repurchases
During the three months ended September 30, 2021, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 2021	—	$—	—	—
August 2021	785,025	28.02	—	—
September 2021	—	—	—	—
	785,025	$28.02	—	—
(1)Shares repurchased were under MassMutual’s Subscription Agreement. See Note 10 — “Redeemable Common Stock” to our condensed consolidated financial statements for details of the repurchases made.
(2)Total number of shares repurchased as part of publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
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

4.1+
Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 20, 2021 and incorporated herein by reference).

10.1+
Second Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated July 14, 2021, (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 20, 2021 and incorporated herein by reference).

10.2+
Amended and Restated Advisory Agreement, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP and Invesco Advisers, Inc., dated July 14, 2021, (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 20, 2021 and incorporated herein by reference).

10.3*	Subscription Agreement, dated July 29, 2021, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 15, 2021