Form 10-K
period 2021-12-31
Invesco Real Estate Income Trust Inc.
filed 2022-03-28
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 28, 2022, the issuer had the following shares outstanding: 351,856 shares of Class T common stock, 351,856 shares of Class S common stock, 351,856 shares of Class D common stock, 466,816 shares of Class I common stock, 2,248,528 shares of Class E common stock and 10,769,921 shares of Class N common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY RISK FACTORS
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions and the continuing impact of the coronavirus pandemic, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Summary Risk Factors

You should carefully review Item 1A—“Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.

These risks and uncertainties include, but are not limited to, risks related to the following:
•We have limited prior operating history, and there is no assurance that we will achieve our investment objectives.
•We have made limited investments to date and you will not have the opportunity to evaluate our future investments before we make them.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan will provide stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any month. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayments under our assets, borrowings, or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•The purchase price and repurchase price for shares of our common stock are generally based on our prior month’s NAV (subject to material changes as described above) and are not based on any public trading market. While there will be quarterly independent appraisals of our properties, the appraisal of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We have no employees and are dependent on the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Invesco Accounts (as defined herein), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•Our public offering is a “best efforts” offering. If we are not able to raise a substantial amount of capital on an ongoing basis, our ability to achieve our investment objectives could be adversely affected.
•There are limits on the ownership and transferability of our shares.
•If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•We do not own the Invesco name, but we are permitted to use it as part of our corporate name under a trademark license agreement with an affiliate of Invesco. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

Website Disclosure

We use our website (www.inreit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this Annual Report on Form 10-K.
ITEM 1.    BUSINESS
References herein to “Invesco Real Estate Income Trust,” the “Company,” “INREIT,” “we,” “us,” or “our” refer to Invesco Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
We are a Maryland corporation focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner. We are externally managed and advised by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2020. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Our board of directors has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Under the advisory agreement, however, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
On May 14, 2021, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-254931) for our initial public offering of common stock. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are selling any combination of five classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2021, we had received gross offering proceeds of $58.5 million from the sale of our common stock in the Offering.
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”). As of December 31, 2021, we have issued 10,944,684 shares of Class N common stock in the Class N Private Offering for total gross proceeds of $307.5 million. As of December 31, 2021, there are outstanding commitments to purchase an additional $128.5 million of Class N common stock, excluding a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. As of December 31, 2021, we have issued 72,439 shares of Class E common stock in the Class E Private Offering for total gross proceeds of $2.2 million.

Our Adviser

We are externally managed by our Adviser, and under the advisory agreement between us and the Adviser (the “Advisory Agreement”), our Adviser provides us with the day-to-day management of our business. Each of our officers is an employee of our Adviser or one of its affiliates. We do not have any employees. Our Adviser’s long-term success, including its success in managing our business, relies on its ability to attract, develop and retain talent. Our Adviser invests significantly in talent development, health and welfare programs, technology and other resources that support its employees. Our Adviser is committed to improving diversity at all levels and in all functions across its global business and remains focused on increasing representation of women and other underrepresented employees. Our Adviser is not obligated to dedicate any of its employees exclusively to us, and our Adviser and its employees are not obligated to dedicate any specific portion of time to our business. Our Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the Advisory Agreement, our Adviser is entitled to receive a base management fee and expense reimbursements. In addition, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, is entitled to receive a performance participation interest from the Operating Partnership. Refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report for a discussion of our relationship with our Adviser.
Investment Objectives
Our investment objectives are as follows:
•to provide our stockholders with stable, current income in the form of monthly distributions;
•to protect invested capital;
•to generate growth in NAV through disciplined investment selection and hands-on, proactive management; and
•to create portfolio diversification by investing across markets and real property types.
We cannot assure you that we will achieve our investment objectives.
Investment Strategy
Our investment strategy is to invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide current income and a source of liquidity for our share repurchase plan, cash management and other purposes.
Invesco Real Estate has long-standing and extensive relationships throughout the real estate industry. We directly benefit from Invesco Real Estate’s ability to transact in scale with speed and certainty.
Investments in Properties
We invest primarily in stabilized, income-oriented commercial real estate in the United States. We currently invest in a broad range of properties including multifamily, industrial, retail, office, healthcare, student housing and self storage, and may invest in property types such as hotels, senior living, manufactured housing and data centers.
Although our portfolio is entirely comprised of properties located in the United States, once our portfolio has achieved sufficient scale we may selectively diversify our portfolio on a global basis through investments in properties located outside of the United States.
In addition to stabilized properties, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We generally will limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment.
We do not designate specific geography or sector allocations for the portfolio. Rather, we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives.

Investments in Real Estate-Related Securities
Our real estate-related securities investments focus on non-distressed public and private real estate-related debt and equity securities, including, but not limited to, commercial mortgage backed securities (“CMBS”), corporate bonds, mortgage loans, mezzanine and other forms of debt, mezzanine and preferred equity and the common stock of publicly-traded REITs. We do not intend to make loans to other persons. Although our real estate-related securities portfolio will principally be comprised of securities in which the underlying properties are located in the United States, we may selectively diversify our portfolio on a global basis through real estate-related securities in which the underlying properties are located outside the United States. During our early operational stages, any indirect investments in real estate-related securities in which the underlying properties are located outside the United States will primarily consist of investments in income-oriented real estate funds managed by the Adviser or its affiliates that invest in commercial real estate and real estate-related securities across the globe and throughout the real estate capital structure (collectively, the “International Affiliated Funds”). We believe that owning indirect interests in the properties owned by the International Affiliated Funds will result in a more diversified and stable portfolio of real estate investments for our stockholders in the short and medium term. In addition, our real estate-related securities portfolio may include investments in real estate funds managed by the Adviser or its affiliates that invest primarily in stabilized, income-oriented commercial real estate located in the United States and real estate-related securities (collectively, the “Domestic Affiliated Funds,” and together with the International Affiliated Funds, the “Affiliated Funds”).
We may invest in securities that are unregistered (but are eligible for purchase and sale by certain qualified institutional buyers) or are held by control persons of the issuer and securities that are subject to contractual restrictions on their resale. We may also invest in real estate-related derivatives that have real estate-related securities as reference assets. See “—Derivative Instruments and Hedging Activities.”
The Operating Partnership or one or more subsidiary entities controlled by the Operating Partnership acquires real estate-related securities on our behalf.
Derivative Instruments and Hedging Activities

Subject to maintaining our status as a REIT and compliance with any applicable exemption from being regulated as a commodity pool operator, we use derivatives for limited hedging purposes. Our principal investments in derivative instruments may include options contracts, futures contracts, options on futures contracts, forward contracts, and interest rate swaps.
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness in our charter described below, our target leverage ratio after the ramp-up period is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt, and allocation of debt from Affiliated Funds in which we may invest, net of cash and restricted cash, by (2) the asset value of our real estate investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost of gross real estate), including our net investment in unconsolidated investments. Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on our real estate securities investments, or (iv) the pro rata share of debt within our unconsolidated investments. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).
Our real estate-related securities portfolio may have embedded leverage, including through the use of repurchase agreements and derivatives, including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts and interest rate swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. We currently have a revolving line of credit from a financial institution. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity. Borrowings under the line of credit or any future lines of credit may be used not only to repurchase shares of our common stock, but also to fund acquisitions or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.
Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Adviser deems it advisable for us. For example, if we fund a repurchase under a line of credit, we will consider actual borrowings when determining whether we are at our leverage ratio target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio of approximately 50% to 60% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage ratio could exceed 50% to 60%. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
There is no limit on the amount we may borrow or the number of mortgages we may place with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments. This limitation includes indebtedness for money borrowed with respect to our securities portfolio. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess.
Our charter prohibits us from obtaining loans from any of our directors, Invesco or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same circumstances.
Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, include among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Our Taxation as a REIT
We believe we have operated in a manner that has allowed us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 2020 and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

We have formed wholly owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants, earn income and hold assets that would not be qualifying gross income for purposes of the gross income tests for REIT qualification or would not be qualifying assets for purposes of the asset tests, and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. Domestic TRSs will be subject to taxation at the federal, state and local levels, as applicable. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under INREIT’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have.
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement. Our executive officers also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence—Certain Relationship and Related Transactions—The Adviser.”
Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Invesco and the Adviser. See Item 1A — “Risk Factors.”
Available Information
Stockholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.inreit.com. We also routinely post on our website important information about the Company, including press releases and other information. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K.
Review of Our Policies
Our board of directors, including our independent directors, have reviewed the policies described in this Annual Report on Form 10-K and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Adviser have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any related party transactions or arrangements described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

ITEM 1A.     RISK FACTORS
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.
Risks Related to Our Organizational Structure
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
We have held our current investments for only a short period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We have held our current investments for a limited period of time and we are not able to provide you with any information relating to any future investments that we may make. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will seek to invest substantially all of the future net offering proceeds from the Offering, the Class N Private Offering and the Class E Private Offering (together with any future public or private offerings of our shares of common stock, our “offerings”), after the payment of fees and expenses, in the acquisition of, or investment in interests in, investments identified by the Adviser. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties we will invest in and the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the Affiliated Funds. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
The Adviser manages our portfolio based on broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision it makes, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our board of directors approved broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis, meaning that our dealer manager and participating broker-dealers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any shares. The amount of proceeds we raise in our offerings, including our public offering, may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we expect to have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in our offerings. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to you.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our public offering, which would harm our ability to achieve our investment objectives.
As of June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our public offering cannot be determined at this time, and it may negatively impact whether broker-dealers and associated persons recommend our public offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our public offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives.
There is no public trading market for shares of our common stock and therefore your ability to dispose of your shares will likely be limited to repurchase by us. Your ability to have your shares repurchased through our share repurchase plan is limited, and if you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We have adopted a share repurchase plan whereby our stockholders may request, on a monthly basis, that we repurchase all or any portion of their shares, subject to the terms and conditions of the share repurchase plan. We will repurchase shares of each class at a price equal to the transaction price of the shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share for each class) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the applicable transaction price. As a result, you may receive less than the price you paid for your shares if you sell them to us under our share repurchase plan.
We may choose to repurchase fewer shares than have been requested in any month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or to fund the repurchase of shares held by MassMutual under the contractual share redemption rights we have granted MassMutual or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase under our share repurchase program is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board may determine that it is in our best interests and the interest of our stockholders to suspend the share repurchase plan as a result of regulatory changes, our becoming aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased, a lack of available funds, a determination that repurchase requests are having an adverse effect on our operations or other factors. Upon a suspension of our share repurchase plan, our board of directors will consider at least quarterly whether the continued suspension of our share repurchase plan remains in our best interest and the best interest of our stockholders. However, our board of directors is not required to authorize the recommencement of our share repurchase plan within any specified period of time. If the full amount of all shares requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that generally cannot be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in our best interests as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We will not establish a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Report. We have a limited track record and may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•changes in the economy, including as a result of the coronavirus pandemic;
•the limited size of our portfolio in the early stages of our development;
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment. As discussed below, we may fund distributions to our stockholders from sources other than cash flow from operations.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to our stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, or offering proceeds (including from sales of our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock or units of the Operating Partnership and the Special Limited Partner elects to receive distributions on its performance participation interest in units of the Operating Partnership, how quickly we invest the proceeds from our current and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of or repayment under our assets, borrowings, or proceeds of our offerings will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or Special Limited Partner shortly after issuing shares or units as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations and distributions from unconsolidated investments.

Payments to the Adviser or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.
The Adviser or the Special Limited Partner may choose to receive shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares of common stock or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares of common stock or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares of our common stock, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares for which repurchase is requested during such period.
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock as of the date of purchase or repurchase.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the transaction price paid by such investor or the repurchase price received. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, sell and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such extraordinary cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our real properties and real estate-related securities are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties are generally initially valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by Capright Property Advisors, LLC (“Capright”), one of our independent valuation advisors, based on appraisals of each of our properties on a quarterly basis in accordance with valuation guidelines approved by our board of directors. Our property-level and entity-level debt will be valued quarterly by Chatham Financial Corp. (“Chatham”), one of our independent valuation advisors. Our investments in other real estate-related assets will be valued quarterly or monthly, as applicable, at fair market value by the Adviser. The valuations of our real properties is based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by Capright. In addition, our investments in certain real estate-related securities and real estate-related operating companies, while a component of NAV, are valued by the Adviser, based on market quotations or at fair value, and will not be reviewed by our independent valuation advisors or appraised.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Invesco Distributors, Inc., our dealer manager (the “Dealer Manager”), to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares of our common stock in our offerings and the price at which the shares may be repurchased by us pursuant to our share repurchase plan will generally be based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
Quarterly appraisals of our properties are conducted on a rolling basis, such that properties are appraised at different times but each property would be appraised at least quarterly. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. The changes in a property’s value may be as a result of property-specific changes or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share is based in part on appraisals of each of our properties provided quarterly by Capright, one of our independent valuation advisors, in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our properties and property-level and entity-level debt, and is responsible for notifying the independent valuation advisors of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the existing valuations, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, and material changes in the lending markets may cause the value of property-level or entity-level debt to change, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by the Adviser and State Street to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We will calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles, also known as GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations.
We have incurred GAAP net losses attributable to stockholders and an accumulated deficit in the past and may incur GAAP net losses attributable to stockholders and continue to have an accumulated deficit in the future.
For the year ended December 31, 2021, we had a GAAP net loss attributable to common stockholders of $8.4 million resulting in a GAAP net loss per share of common stock, basic and diluted, of $1.21. Our accumulated deficit and cumulative distributions as of December 31, 2021 was $24.2 million. We may incur net losses and continue to have an accumulated deficit in the future.

We face risks associated with the deployment of our capital.
In light of the nature of our continuous public offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from our offerings and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similarly temporary investments.
In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of this offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.
Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•providing for a majority requirement for the calling by stockholders of a stockholder-requested special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. Under our charter we have elected, once we are eligible to make such an election, that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future (to the extent we are eligible at such time to do so).
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.
The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Invesco and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors.
Our charter permits our board of directors to authorize us to issue preferred stock ranking senior to our current common stock with respect to distribution rights upon our liquidation, dissolution or winding up or on terms that may discourage a third party from acquiring us.
Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock. Our board of directors has designated 125 shares of our authorized preferred stock as 12.5% Series A Redeemable Cumulative Preferred Stock. In the event of our voluntary or involuntary dissolution, liquidation or winding up, the holders of shares of Series A Preferred Stock are entitled to a liquidation preference allowing them to receive an amount per share of Series A Preferred Stock equal to $500 initial purchase price plus any accrued and unpaid dividends on such share before any distributions of our assets may be made to the holders of shares of our common stock.
Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Adviser or any of our or the Adviser’s affiliates for any liability or loss suffered by them or hold our directors, the Adviser or any of our or the Adviser’s affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.
Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares, and your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of shares of our common stock will not have preemptive rights to any shares of stock that we issue in the future. Our charter authorizes us to issue up to 3,700,000,000 shares of capital stock, of which 3,600,000,000 shares are classified as common stock, of which 600,000,000 shares are classified as Class T shares, 600,000,000 shares are classified as Class S shares, 600,000,000 shares are classified as Class D shares, 600,000,000 shares are classified as Class I shares, 600,000,000 shares are classified as Class E shares and 600,000,000 shares are classified as Class N shares, and 100,000,000 shares are classified as preferred stock of which 125 shares are designated as 12.5% Series A Redeemable Cumulative Preferred Stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares of our common stock in our current offerings or future private or public offerings; (2) issue shares of our common stock or units in the Operating Partnership in private offerings; (3) issue shares of our common stock or units in the Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in the Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation interest; (5) issue shares of our common stock or units in the Operating Partnership to sellers of properties we acquire, or (6) issue equity incentive compensation to the senior executive officers of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. If you purchase shares of our common stock in our public offering, you will incur immediate dilution in the net tangible book value of your investment as a result of accumulated depreciation and amortization on our assets and costs and fees and expenses incurred in connection with the public offering. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Furthermore, you may experience a dilution in the value of your shares depending on the terms and pricing of any share issuances (including the shares being sold in our public offering) and the value of our assets at the time of issuance. To the extent we issue additional shares of common stock after you purchase shares of our common stock in this offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, your percentage ownership interest in our assets will be diluted. Subject to limitations contained in our charter, we may issue, or cause to be issued, limited partnership units in the Operating Partnership in any manner (and on such terms and for such consideration) in exchange for real estate. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership.
Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our company and our stockholders under Maryland law and our charter in connection with their management of the company. At the same time, we, as general partner, have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the economy, such as the general negative performance of the real estate sector, inflation, unemployment, stock market volatility and other impacts of the coronavirus pandemic, could cause our stockholders to seek to sell their shares to us under our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we, nor the Operating Partnership nor the subsidiaries of the Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.
A change in the value of any of our assets could negatively affect our ability to maintain our exception from the definition of investment company under the Investment Company Act. To maintain compliance with the applicable exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could impose a receiver to take control of and liquidate our company.
We depend on the Adviser to develop appropriate systems and procedures to control operational risks.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.
We are subject to the risk that our trading orders in real estate-related securities may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we effect transactions may be over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Other disruptive events, including, but not limited to, natural disasters and public health crises such as the COVID-19 pandemic, may adversely affect our ability to conduct our operations. Such adverse effects may include the inability of the Adviser’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our operations could have a significant impact on our financial condition.
Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.
We rely heavily on our and Invesco’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future. Attacks on Invesco and its portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Invesco and its affiliates and their portfolio entities’ and service providers’ information and technology systems may be vulnerable to damage or interruptions from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Invesco faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Invesco because Invesco holds a significant amount of confidential and sensitive information about its investors, its funds, its portfolio companies and potential investments. As a result, Invesco may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Invesco’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Invesco takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
Although Invesco has implemented, and portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Invesco does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Invesco, us or a portfolio entity, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our, Invesco’s, its affiliates’ or our portfolio entities’ operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Invesco or portfolio entities. In addition, we face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use facilitate our securities transactions. We, Invesco or a portfolio company/entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Invesco operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Invesco operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union and the California Consumer Privacy Act in the State of California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Invesco, its employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through Invesco’s computer systems and networks, or otherwise cause interruptions or malfunctions in its, its employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Invesco’s business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Invesco fails to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors to lose confidence in the effectiveness of our or Invesco’s security measures.
Finally, we will depend on Invesco’s headquarters in Atlanta, Georgia, its offices in Dallas, Texas, where Invesco Real Estate’s headquarters are located, and certain other offices located elsewhere, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting Invesco’s offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Invesco’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We will be subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•increases in interest rates and lack of availability of financing;
•events or conditions beyond our control, including natural disasters, extreme weather conditions, climate change-related risks (including climate-related transition risks and acute and chronic physical risks), acts of terrorism, war and outbreaks of contagious disease such the ongoing COVID-19 pandemic; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

The global pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 may adversely affect our financial condition and operating results.
The global impact of the COVID-19 pandemic has been widespread and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and are adversely impacting many industries.
The COVID-19 pandemic may have an adverse impact on our NAV, results of operations, cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be among the most material to us:
•We are subject to risks related to increases in rent defaults, rent deferral or rent forgiveness and decreases in rent collection. We may be required to grant some of our tenants rent deferral. While it is expected that any deferred rent will generally be paid back over a pre-determined period, there is no guarantee we will be able to recover any deferred rent. We will continue to recognize rental revenue for such tenants, as permitted by applicable accounting guidance, while also considering any necessary bad debt reserves. As a result of COVID-19, we may also experience a decline in our average rent collection rates, which will negatively impact our cash flow. We may not be able to promptly lease properties that are vacant or become vacant because a tenant defaults or decides not to renew its lease, resulting in reduced occupancy at our properties, and the rental rates or other terms under new leases may be less favorable than the terms of the current lease. Such events would have a negative impact on our cash flows, operating results and NAV and on our ability to fund distributions to stockholders and satisfy repurchase requests.
•Real estate transaction activity has rebounded from the slowdown on the real estate markets previously caused by the pandemic. The pandemic may continue to make it difficult for us to fully deploy our capital in the manner we would under normal market conditions.
The immediately preceding outcomes are those we consider to be most material as a result of the COVID-19 pandemic. We may also experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks described in this Annual Report on Form 10-K, including:
•operational impacts on our business and our third-party advisors, service providers, vendors and counterparties, including operating partners, property managers, our independent valuation advisor, our transfer agent, third-party appraisal firms that provide appraisals of our properties, our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, derivative counterparties, and legal and diligence professionals that we rely on for acquiring our investments;
•the availability of key personnel of the Adviser and our service providers as they face changed circumstances and potential illness during the pandemic;
•difficulty in valuing our assets; and
•limitations on our ability to raise new capital in our offerings.
The COVID-19 pandemic is a continually evolving situation that presents significant uncertainty and risk with respect to our financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our financial condition and results of operations will depend on future developments that are highly uncertain, including the extent of the pandemic, the geographic regions most severely impacted by the pandemic, the recovery time of the disrupted supply chains and industries, and the effectiveness of the measures taken on an international, national and local level to contain or mitigate the pandemic, including the development and effective distribution of vaccines and additional therapeutic treatments. As a result, we cannot estimate the impact of the pandemic on our near- or longer-term financial condition or operational results with reasonable certainty.
Our success is dependent on general market and economic conditions.
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Invesco’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Invesco’s businesses and operations (including the Adviser).

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets.
The outbreak and spread of infectious diseases, such as COVID-19, together with the restrictions on travel and other measures imposed in response thereto, could have a negative impact on the economy and business activity globally, and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to the performance of our investments. These epidemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments.

Our portfolio is currently concentrated in a limited number of asset types, geographies and investments, and may in the future be concentrated in a limited number of asset types, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent that our investments are concentrated in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. The degree to which our portfolio is concentrated in a limited number of industries, geographies or investments may be increased if we are not able to raise significant capital in our offerings. For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
We may change our investment and operational policies without stockholder consent.
Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Report. Our board of directors also approved broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategies may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.
We face risks associated with property acquisitions.
We intend to continue to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, while we intend to invest primarily in stabilized income-oriented real estate, we also invest in assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.
We operate in a highly competitive market for investment opportunities and competition for investment opportunities may reduce our profitability and the return on your investment.
We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Invesco Real Estate’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance, maintenance of an exemption from the 1940 Act or disclosure requirements under the Securities and Exchange Act of 1934, as amended. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-exchange traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

We may make a substantial amount of joint venture investments, including with Invesco affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We have, and may again in the future, co-invest with Invesco affiliates, including Other Invesco Accounts, or third parties in partnerships or other entities that own real estate properties. “Other Invesco Accounts” means collective investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised, or managed by Invesco or one of its affiliates, including the Affiliated Funds, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, seed funds, co-investment vehicles and other entities formed in connection with Invesco or its affiliates side-by-side or additional general partner investments with respect thereto). We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be able to exercise sole decision-making authority. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payment as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, in connection with any investments in which we participate alongside any Other Invesco Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Other Invesco Account.
We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Invesco Accounts.
If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Invesco affiliates may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote fees, beyond their equity investment, which would reduce the amount of our economic interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Invesco affiliates) include:
•the joint venture partner may have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
•tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;
•the joint venture partner may have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Invesco;
•under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
•under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time we determine to be advantageous; and
•the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
We have in the past and may in the future acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in our owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, or if the seller imposes a lock-out period on subsequent sale, we may be required to operate or attempt to dispose of these properties (if not subject to a lock-out period). We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.
We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social, governance, real property and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Adviser or Invesco, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. Where affiliates of Invesco are utilized, the Adviser’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, which could lead to losses in the value of our portfolio. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including the risk management procedures described in this Report, will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.
The inability of property managers to effectively operate our properties and leasing agents to lease vacancies in our properties would hurt our financial performance.
The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. These property managers may be our affiliates or partners in joint ventures we enter into. We may also use property managers in which we invest to provide these property management, leasing and similar services. The property managers will have significant decision-making authority with respect to the management of our properties. We will be particularly dependent on property managers of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
We will depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain properties may decrease our ability to lease vacated space.
Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own, including in the face of global economic events, natural disasters and public health or pandemic crises. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
We may be unable to renew leases as leases expire.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.
Our properties will face significant competition.
We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.
Our properties may be leased at below-market rates under long-term leases.
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Inflation may adversely affect our financial condition and results of operations.
Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants' businesses. This could affect the amount of rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our profitability would decrease. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing debt and any future debt that we incur. An increase in inflation could also have an adverse impact on our general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism outbreaks of infectious disease, pandemic or any other serious public health concern or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.
Our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Our properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we will be ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.
Certain of our investments are in the form of ground leases, which provide limited rights to the underlying property.
We have invested and in the future may invest from time to time in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.
Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.
Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and the Adviser may not have access to detailed information regarding the investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting an investment property. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken.

We face risks in effecting operating improvements.
In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at property entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
In certain cases, financings for our properties may be recourse to us.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. It is expected that the financing arrangements with respect to our investments generally will require “bad boy” guarantees from us or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Adviser expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Invesco Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.

We may be adversely affected by trends in the office real estate industry.
Our portfolio currently includes an interest in a portfolio of medical office buildings, or “MOBs”, and we may acquire additional MOBs or other types of office properties. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.
The hospitals on or near whose campuses our MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and other healthcare-related tenants to our MOBs.
Our portfolio currently includes our interest in a portfolio of MOBs, and we may acquire additional MOBs in the future. Our MOB operations generally depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located and their ability to attract physicians and other healthcare-related tenants to our MOBs. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may be unable to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. To the extent that we rely on proximity to and affiliations with hospitals to create leasing demand in our MOBs, our MOB operating results could be materially and adversely affected by a hospital’s inability to remain competitive or financially viable, or to attract physicians, physician groups and other healthcare-related tenants.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We may utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit- enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
•make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;
•hinder our ability to refinance any completed multifamily assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•require us to obtain other sources of debt capital with potentially different terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire.
To the extent that we invest in any multifamily residential properties, increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates at such properties. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:
•oversupply or reduced demand for apartment homes;
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.

If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent and new supply, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily properties in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Competition can also be impacted by the addition of new supply of multifamily properties. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our multifamily properties.
Lower revenue growth or significant unanticipated expenditures may result from rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult or less profitable for us to dispose of properties in certain circumstances. Expenses associated with investments in multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
Any multifamily properties in which we invest must comply with the Fair Housing Amendment of 1988.
Our multifamily residential properties are required to comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA, and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
Our student housing properties are subject to seasonality.
Student housing properties are typically leased during leasing seasons, and our properties are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, our student housing properties are generally on short-term leases, exposing us to increased leasing risk. Further, the COVID-19 pandemic has caused many colleges and universities to implement remote learning procedures, which may delay students return to campuses, increasing our leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.
Prior to the commencement of each new lease period, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “turn” as we have no leases in place. In addition, during turn, we incur expenses preparing our units for occupancy, which we recognize immediately. This lease turn period results in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.
In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. Our student housing properties also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

A decrease in enrollment at the colleges or universities at which our student housing properties are located could adversely affect our financial results.
We have invested and may continue to invest in student housing properties. University enrollment can be affected by a number of factors including, but not limited to, the current macroeconomic environment, students’ ability to afford tuition or the availability of student loans, competition for international students, the impact of visa requirements for international students, higher demand for distance education, and budget constraints that could limit a college or university’s ability to attract and retain students. If a college or university’s enrollment were to significantly decline as a result of these or other factors, our ability to achieve our leasing targets and thus our student housing properties’ financial performance could be adversely affected.
We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we invest.
We may invest in manufactured housing properties. The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. To the extent we invest in manufactured housing properties, our operating results may be adversely affected by: (1) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (2) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.
Manufactured home loans may be subject to greater credit risk.
We may hold loans secured by manufactured homes, which generally have higher delinquency and default rates than standard residential mortgage loans due to various factors, including, among other things, the manner in which borrowers have handled previous credit, the absence or limited extent of borrowers’ prior credit histories, limited financial resources, frequent changes in or loss of employment and changes in borrowers’ personal or domestic situations that affect their ability to repay loans. Any substantial economic slowdown could increase delinquencies, defaults, repossessions and foreclosures with respect to manufactured homes. Also, the value of manufactured homes may depreciate over time, which can negatively impact the manufactured home industry and lead to increased defaults and delinquencies and lower recovery rates upon default.
The current trend for seniors to delay moving to senior living communities until they require greater care could have a material adverse effect on our business, financial condition and results of operations.
We may invest in senior living properties. Seniors have been increasingly delaying their moves to senior living properties until they require greater care. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living properties. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at any senior living properties we acquire. Moreover, older aged persons may have greater care needs, such as the need for ADA property accommodations, and require higher acuity services, which may increase the cost of business of tenants and managers, expose tenants and managers to additional liability or result in lost business and shorter stays at senior living properties. These trends may negatively impact the occupancy rates, revenues and cash flows at any senior living properties we acquire.
Our industrial properties face unique risks, including risks that can impact our industrial property tenants.
Our industrial properties face unique risks, including risks that impact the tenants of these properties. First our industrial properties may be adversely affected if manufacturing activity decreases in the United States.
Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties. In addition, the supply of industrial properties in the United States is expected to increase in the near term. These new properties may be preferable to older buildings as a result of tenant preferences. As a result, this new supply could have a negative impact on our industrial portfolio.

The impacts of climate-related initiatives at the U.S. federal and state levels remain uncertain at this time but could result in increased operating costs.
Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, or EPA, has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (i) the regulations that EPA has proposed or may propose in the future, (ii) state programs and regulations, or (iii) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties.
Industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.
To the extent that we acquire industrial properties, fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
If we are unable to promptly re-let units at self-storage properties or if the rates upon such re-letting are significantly lower than expected, our business and results of operations would be adversely affected.
We invest in self-storage properties. Any self-storage properties we acquire will derive revenues principally from rents received from customers who rent units at the self-storage properties under month-to-month leases. Any delay in re-letting cubes as vacancies arise or lower than expected rental rates upon re-letting would reduce the revenues from our self-storage properties and adversely affect our operating results.
Our self-storage investments are subject to risks from fluctuating demand and competition in the self-storage industry.
Our self-storage investments are subject to operating risks common to the self-storage industry, which include crime and pilfering, business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.
Our retail tenants will face competition from numerous retail channels.
Retailers leasing any retail properties we may acquire will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
We have acquired retail properties and may acquire more. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
Leases with retail properties’ tenants may restrict us from re-leasing space.
Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants in a particular retail property.
Technological innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.
Current trends in the real estate market and the sectors in which we invest generally have been toward disrupting the industry with technological innovation, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of hospitality properties is affected by competition from the non-traditional hospitality sector (such as short-term rental services), while office properties are affected by competition from shared office spaces (including co-working environments) and new retail and supply chain sources. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
Investments in properties or other real estate–related assets outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from any properties or other real estate-related assets we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. Furthermore, while we have the capacity, but not the obligation, to utilize certain foreign exchange hedging instruments, there is no guarantee that this will be successful in mitigating foreign currency risks and in-turn may introduce additional risks and expenses linked to option premiums and mark-to-market costs.

We will be subject to additional risks from non-U.S. investments.
We may invest in real estate properties located outside of the United States and real estate-related securities issued in, or backed by real estate in, countries outside the United States. Non-U.S. real estate-related investments involve certain factors not typically associated with investing in real estate-related investments in the U.S., including risks relating to (1) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (2) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (3) differences between U.S. and non-U.S. real estate markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (4) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (5) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (6) high rates of inflation, together with governmental measures to curb inflation, (7) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (8) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (9) different laws and regulations, including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (10) political hostility to investments by foreign investors; and (11) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
General Risks Related to Investments in Real Estate-Related Securities
Investments in real estate-related securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The debt securities and other interests in which we invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (1) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (2) so-called lender liability claims by the issuer of the obligation and (3) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Our debt investments will face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities.

Reinvestment risk could affect the price for our shares or their overall returns.
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio’s current earnings rate. A decline in income could affect the market price for our shares or their overall returns.
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
We invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand or real estate values generally and other factors that are beyond the control of the Adviser. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures or market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We may invest in a wide range of real estate-related securities pursuant to our broad investment guidelines.
Pursuant to our broad investment guidelines, our real estate-related securities investments may include, but are not limited to, CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential mortgage-backed securities and other residential credit and debt of real estate-related companies), common stock, preferred equity and derivatives, and such investments may not be secured by real estate assets. The Adviser may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of directors may also change our investment guidelines without the consent of our stockholders.
Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, be exposed to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We may invest a portion of our assets in pools or tranches of CMBS. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described below in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

Concentrated CMBS investments may pose specific risks beyond the control of the Adviser that may adversely affect our results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Adviser relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
We may utilize non-recourse securitizations of certain of our CMBS investments, which may expose us to risks that could result in losses.
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and 1940 Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of collateralized loan obligations (“CLOs”), or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we may acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we may acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
The real estate loans backing the mortgage-backed securities (“MBS”) and other investments we may make may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with MBS interest shortfalls.
Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

We may acquire MBS affiliated with Invesco.
We may acquire MBS whereby mortgages underlying the MBS were issued by, properties underlying the mortgages in the MBS are owned by, or the MBS is serviced by Invesco, Other Invesco Accounts or their affiliates. While we will be acquiring such MBS from third parties on terms already negotiated by and agreed with third parties and will forgo all non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. While the mortgage loans underlying such MBS are generally made in advance of any issuance of the MBS, our investment, or the expectation of our investment, in such an MBS may have the potential to affect the pricing terms of underlying mortgage loans for properties owned by Other Invesco Accounts. To the extent that any of our executives are also executives of Invesco, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations under the applicable servicing agreements, such failure may adversely affect our investments.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. Subordinated tranches of CMBS or other investments absorb losses from default before other more senior tranches of CMBS to which it is subordinate are put at risk. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.
We have in the past and may in the future invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We invest in high yield securities which are generally subject to more risk than higher rated securities.
Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality, are commonly referred to as “high yield” securities. Investments in high yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high yield securities may be more complex than for issuers of higher quality securities.
High yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser’s research and analysis when investing in high yield securities.

We invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
We have in the past and may in the future invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear.
Our investments in REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
We invest in equity securities of REITs and other real estate-related companies that are subject to the risks of the real estate market and securities market.
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
A REIT may impose limits on how much of its securities any one investor may own. These ownership limitations may result in an investor being unable to purchase (or otherwise obtain economic exposure to) the desired amounts of certain REITs. In some circumstances, we may seek and obtain a waiver from a REIT to exceed the REIT’s ownership limitations without being subject to the adverse consequences of exceeding such limit were a waiver not obtained, provided that we comply with the provisions of the waiver.
REITs (especially mortgage REITs) are subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We make open market purchases or invest in publicly traded securities.
We invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because Invesco may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
We invest in operating companies.
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
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant, and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
We will face “spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially, causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
We will face risks associated with hedging transactions.
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may utilize derivative and other hedging instruments for limited risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.
We may invest in derivatives, which involve numerous risks.
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may enter into derivatives transactions including, but not limited to options contracts, futures contracts, options on futures contracts, forward contracts and interest rate swaps for limited hedging purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange- traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives 9s subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualification) necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
We may incur contingent liabilities in connection with the disposition of investments.
In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Adviser may establish reserves or escrow accounts.
Political changes may affect the real estate-related securities markets and our investments.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis. In addition, the Biden administration could enact new laws or executive orders in 2022 or later that could have a material impact on our business and ability to pay distributions to our stockholders.
There is uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
The lack of liquidity in our securities investments may adversely affect our business.
There can be no assurance that there will be a ready market for the resale of our real estate-related securities investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly. Additionally, certain of our securities investments may be subject to holding period and other restrictions that limit our ability to sell such investments.

Risks Related to Debt Financing
We have incurred and will continue to incur mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of real estate investments is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt, and allocation of debt from Affiliated Funds in which we may invest, net of cash and restricted cash, by (2) the asset value of our real estate investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost of gross real estate), including our net investment in unconsolidated investments. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.
Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such credit facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We have a revolving line of credit with a financial institution that is secured by certain of our assets and we may seek to obtain additional lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow or net proceeds from our offerings. There can be no assurances that we will be able to borrow under or maintain our existing line of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our offerings or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We have and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2021, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to our interest expense of approximately $19,000.
We may use repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.
We may use repurchase agreements as a form of leverage to finance our securities investments, and the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreements transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
Volatility in the global credit markets could make it more difficult for financial sponsors like Invesco to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, dramatically reduce investor demand for high yield debt and senior bank debt, which in turn could lead some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to qualify as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
Risks Related to our Relationship with the Adviser and the Dealer Manager
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Invesco’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any of our lines of credit.
Lenders for certain of our properties have required provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing the lines of credit that we may obtain. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these key real estate professionals and they may not remain associated with us or the Adviser. If any of these persons were to cease their association with us or the Adviser, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
The success of our public offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.
The dealer manager for our public offering is Invesco Distributors, Inc. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker- dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares of our common stock in our public offering, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our public offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our public offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their clients.
The fees we pay in connection with our operations and offerings and the agreements entered into with the Adviser, the Dealer Manager and their affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could receive from a third party.
The compensation paid to the Adviser, Dealer Manager and other affiliates of Invesco for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Invesco and its affiliates, including the Adviser and us, were not negotiated at arm’s-length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement with the Dealer Manager (the “Dealer Manager Agreement”), and any property-related corporate services and other agreements we may enter into with affiliates of the Adviser from time to time. As a result, the terms of these agreements may not be on the same terms we might receive from a third party.
We do not own the Invesco name, but we may use it as part of our corporate name under a trademark sublicense agreement with an affiliate of Invesco. Use of the “Invesco” name by other parties or the termination of our trademark sublicense agreement may harm our business.
We have entered into a trademark sublicense agreement with the Adviser, as the sub-licensor, pursuant to which it has granted us a revocable, royalty-free, non-exclusive, non-transferable right and license to use the “Invesco” name as part of our corporate name in connection with activities associated with being a real estate investment trust. Under the sublicense agreement, we have a right to use this name for so long as the Adviser serves as our adviser and the trademark license agreement between Adviser and Invesco Holding Company Limited (“IHCL”) is not terminated. IHCL and its affiliates will retain the right to continue using the “Invesco” name. We will further be unable to preclude IHCL from licensing or transferring the ownership of the “Invesco” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of IHCL or others. Furthermore, in the event that the trademark sublicense agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Invesco, the Dealer Manager, the Adviser and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. Invesco may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Invesco or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Invesco will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Adviser faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.
The Adviser is paid a management fee for its services based on our NAV, which is calculated by State Street, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and, therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares of our common stock may be worth less than the purchase price or more than the repurchase price.
The Adviser’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, which increase the risk of our real estate portfolio.
We pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.
The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share is based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.
Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner.

Invesco personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Adviser and its affiliates devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote such time as is reasonably necessary to our activities and also to the activities of numerous other Invesco investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our business and the distribution of our common stock in this and any subsequent offerings of our stock. Such individuals may serve in an advisory capacity to Other Invesco Accounts or other investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations, and may participate in the distribution of the securities of other issuers, including those that have investment objectives similar to ours. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The Other Invesco Accounts or other investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser or the Dealer Manager may have a greater financial interest in the performance of such other funds or accounts than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably to us. Also, Invesco personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, including Other Invesco Accounts, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (Subject to Invesco’s Code of Conduct requirements), some of which may involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Invesco Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Invesco personnel in such other investments could be greater than their financial incentives in relation to us.
Certain Other Invesco Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Through Other Invesco Accounts, Invesco currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of real property and real estate-related securities investment opportunities with certain Other Invesco Accounts that are actively investing and similar overlap with future Other Invesco Accounts. See “—Invesco may raise or manage Other Invesco Accounts which could result in the reallocation of Invesco personnel and the direction of potential investments to such Other Invesco Accounts” below. This overlap will from time to time create conflicts of interest, which the Adviser and its affiliates will seek to manage in a fair and equitable manner in their sole discretion in accordance with Invesco Real Estate’s prevailing procedures. These procedures provide for a rotation of opportunities among us and the eligible Other Invesco Accounts managed by Invesco Real Estate, subject to certain exceptions in Invesco Real Estate’s allocation policies and procedures with respect to (i) clearly defined and agreed-upon strategic or geographically focused assemblage strategies, (ii) a priority for value add opportunities for Invesco Real Estate’s closed-end fund series and (iii) a priority for real estate-related debt origination opportunities for Invesco Real Estate’s discretionary debt funds.
Currently, one Other Invesco Account is an open-ended fund that invests in stabilized, income-focused commercial real estate in primary and select secondary markets in the United States. As of December 31, 2021, this Other Invesco Account had $3.2 billion of gross assets under management and $412.1 million of unused capital commitments.
Additionally, one Other Invesco Account is an open-ended fund that invests primarily in substantially leased, income-producing core commercial real estate in major metropolitan areas in the United States. As of December 31, 2021, this Other Invesco Account had $16.9 billion of gross assets under management and $184.8 million of unused capital commitments.

As discussed above, with respect to Other Invesco Accounts managed by Invesco Real Estate with investment objectives or strategies that overlap with ours but that do not have priority over us, investment opportunities are allocated on a rotational basis among us and one or more Other Invesco Accounts in accordance with Invesco Real Estate’s prevailing procedures on a basis that the Adviser and its affiliates believe to be fair and equitable in their sole discretion, subject to the following general considerations: (1) any applicable investment objectives of ours and such Other Invesco Accounts (which, for us, includes our primary objective of providing current income in the form of regular, stable cash distributions to achieve an attractive distribution yield); (2) the sourcing and timing of the transaction; (3) the size and nature of the investment; (4) the relative amounts of capital available for investment by us and such Other Invesco Accounts; (5) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile, and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification; (6) in the case of securities, avoiding allocation that could result in de minimis or odd-lot investments; (7) any structural and operational differences between us and such Other Invesco Accounts and any applicable investment limitations (including, without limitation, exposure limits, hedging limits and diversification considerations) of us and such Other Invesco Accounts, investment limitations, parameters or contractual provisions of ours and such Other Invesco Accounts; (8) the eligibility of us and such Other Invesco Accounts to make such investment under applicable laws; (9) any other applicable tax, accounting, legal, regulatory compliance or operational considerations deemed relevant by the Adviser and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act) (e.g., joint venture investments between us and an Other Invesco Account must be on the same terms and satisfy the restrictions of all participants, such as lowest leverage targeted by any participant); and (10) any other requirements contained in the corporate governance documents of us and such Other Invesco Accounts and any other considerations deemed relevant by the Adviser, Invesco and their affiliates in good faith. Our board of directors (including our independent directors) has the duty to ensure that the allocation methodology described above is applied fairly to us.
The portfolio strategies employed by the Adviser or its affiliates in managing the Other Invesco Accounts could conflict with the strategies employed by the Adviser in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the properties, securities and instruments in which we invest. The Adviser or its affiliates may also give advice to the Other Invesco Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours.
The amount of performance-based compensation charged or management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Invesco Accounts. Such variation may create an incentive for Invesco to allocate a greater percentage of an investment opportunity to us or such Other Invesco Accounts, as the case may be.
Invesco is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.
Invesco and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Invesco to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Invesco’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Invesco has many different asset management businesses, including a capital markets group, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Invesco has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, the Adviser will from time to time come into possession of material, non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Invesco. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that Invesco or the Adviser is in possession of material, non-public information or is otherwise restricted from trading in certain securities, we generally also are deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Invesco-sponsored fund has or has considered making an investment or which is otherwise a client of Invesco will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Invesco may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

Invesco and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Invesco. In the ordinary course of their business activities, Invesco and its affiliates may engage in activities where the interests of certain divisions or business centers of Invesco and its affiliates, including the Adviser, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with the Adviser have or may have an investment strategy similar to ours and therefore may engage in competing activities with us. In particular, various Invesco Real Estate direct and listed real estate funds and other investment vehicles seek to invest in a broad range of real estate investments.
As part of its regular business, Invesco provides a broad range of investment advisory businesses. In addition, Invesco and its affiliates may provide services in the future beyond those currently provided. Our stockholders will not receive a benefit from the services provided to other investment vehicles or share in any of the fees generated by the provision of such services. Invesco may have relationships with, render services to or engage in transactions with government agencies or issuers or owners of securities that are, or are eligible to be, our investment opportunities. As a result, employees of Invesco or its affiliates may possess information relating to such issuers that is not known to the Adviser’s employees responsible for making investment decisions or for monitoring our investments and performing the other obligations under the Advisory Agreement. Those employees are not obligated to share any such information with us or the Advisor and may be prohibited by law or contract from doing so.
We may also co-invest with clients of the Adviser in particular properties, and the relationship with such clients could influence the decisions made by the Advisor with respect to such investments. Invesco and the Adviser are under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. We may be forced to sell or hold existing investments as a result of relationships that Invesco or the Adviser may have or transactions or investments the Adviser and its affiliates may make or have made. We may also co-invest with such clients of the Adviser in particular properties and the relationship with such clients could influence the decisions made by the Advisor with respect to such investments. Furthermore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to us.
Invesco may from time to time participate in underwriting or lending syndicates with respect to us or our subsidiaries or Other Invesco Accounts, or may otherwise be involved in the public offering or private placement of debt or equity securities issued by, or loan proceeds borrowed by us, or our subsidiaries. Such underwritings may be on a firm commitment basis or may be on an uncommitted “best efforts” basis. The Adviser may also, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets where it may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions or other compensation from us and such other parties. Subject to applicable law, Invesco may receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing (including loan servicing) fees, advisory fees, lending arrangement, consulting, monitoring, commitment, syndication, origination, organizational, financing and divestment fees (or, in each case, rebates of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Invesco or an Other Invesco Account or vehicle is purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Invesco may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions, discounts, fees or such other compensation from such other parties. Our independent directors will approve any transactions in which an Invesco affiliate acts as dealer or advisor on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a Subscription Agreement for our shares, consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
Purchases or sales of securities for our account (particularly marketable securities) may be bunched or aggregated with orders for Other Invesco Accounts. It is frequently not possible to receive the same price or execution on the entire volume of securities purchased or sold, and the various prices may be averaged, which may be disadvantageous to us.
Present and future activities of Invesco and its affiliates (including the Adviser and the Dealer Manager) may also give rise to additional conflicts of interest relating to us and our investment activities. In the event that any such conflict of interest arises, we will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests.

We co-invest with Invesco affiliates and such investments are at times in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Invesco Accounts have a different principal investment, conflicts of interest arise between us and Other Invesco Accounts, and the Adviser may take actions that are adverse to us.
We may co-invest with Other Invesco Accounts in investments that are suitable for both us and such Other Invesco Accounts. We or the Other Invesco Accounts make and hold investments at different levels of an issuer’s capital structure, which includes us making investments directly or indirectly relating to portfolio entities of Other Invesco Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Invesco Accounts, the Adviser and its affiliates will be presented with conflicts of interest. Other Invesco Accounts may also participate from time to time in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest or otherwise in different classes of such issuer’s securities. If we make or have an investment in a property in which an Other Invesco Account has a mezzanine or other debt investment, Invesco may have conflicting loyalties between its duties to us and to other affiliates. In that regard, actions may be taken for the Other Invesco Accounts that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial duress. Furthermore, we may participate in investments related to the financing or refinancing of loan investments or portfolios held or proposed to be acquired by certain Other Invesco Accounts. While our participation in connection with any such investments and transactions are expected to be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest.
There can be no assurance that any conflict will be resolved in our favor. Conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is anticipated that in a bankruptcy proceeding our interest will likely be subordinated or otherwise adversely affected by virtue of such Other Invesco Accounts’ involvement and actions relating to such investment. For example, in circumstances where we hold a junior mezzanine interest in an issuer, holders of more senior classes of debt issued by such entity (which may include Other Invesco Accounts) may take actions for their benefit (particularly in circumstances where such issuer faces financial difficulty or distress) that further subordinate or adversely impact the value of our investment in such issuer.
In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Invesco will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Invesco-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Invesco Accounts) upon a set of terms already negotiated and agreed of third parties. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Invesco Account has a mezzanine or other debt investment, or vice versa, Invesco may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Invesco, the Adviser may have a greater incentive to invest in Invesco-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors).
We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.
We have any may in the future invest with Other Invesco Accounts in shared assets, typically through the formation of joint ventures that we and such fund control equally. Such joint venture investments will involve risks and conflicts of interests. See “—Risks Related Investments in Real Estate—We may make a substantial amount of joint venture investments, including with Invesco affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.
We may purchase assets from or sell assets to the Advisor and its affiliates or their respective related parties. These transactions involve conflicts of interest, as our sponsor may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction. The purchases and sales referred to in this paragraph are subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

The Adviser may face conflicts of interest related to the Company’s investments in operating companies.

We invest in real estate-related operating companies, including property managers and development companies, that service owners and operators of real estate (each, a “Service Company”). A Service Company may be engaged by the Adviser, Other Invesco Accounts or their affiliates to service or develop assets in which the Adviser or Other Invesco Accounts hold an interest. The Adviser (and the Service Company as a result of its relationship with the Adviser) may have an incentive to provide lower pricing to Other Invesco Accounts. In addition to pricing, conflicts of interest may arise in determining the scope of services to be provided by a Service Company to an Other Invesco Account and the terms of any such engagement, including indemnification provisions. The Adviser (and the Service Company) also may face conflicts of interest in determining whether and the extent to which to exercise remedies against a defaulting Other Invesco Account, which may adversely impact the returns on our investment in the Service Company.
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
Invesco may structure certain investments such that Invesco will face conflicting fiduciary duties to us and certain debt funds.
It is expected that Invesco will structure certain investments such that one or more mezzanine or other investment funds, structured vehicles or other collective investment vehicles primarily investing in senior secured loans, distressed debt, subordinated debt, high yield securities, CMBS and other similar debt instruments managed by affiliates of Invesco (collectively, “Debt Funds”) are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Debt Funds as well as to us. If the Debt Funds purchase high yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which a Debt Fund or an Other Invesco Account or another Invesco real estate fund or vehicle has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Debt Funds, such Other Invesco Accounts and us (e.g., with respect to the terms of such high yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies).
Invesco may raise or manage Other Invesco Accounts, which could result in the reallocation of Invesco personnel and the direction of potential investments to such Other Invesco Accounts.
Invesco, the Adviser and their affiliates reserve the right to raise or manage Other Invesco Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S., or in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Invesco Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Invesco Accounts that are actively investing and similar overlap with future Other Invesco Accounts. The closing of an Other Invesco Account could result in the reallocation of Invesco personnel, including reallocation of existing real estate professionals, to such Other Invesco Account. In addition, potential investments that may be suitable for us may be directed toward such Other Invesco Account.

Invesco’s potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.
We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Invesco, the Adviser or one or more Other Invesco Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Invesco or one or more Other Invesco Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Invesco or one or more Other Invesco Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.
Disputes between Invesco and our joint venture partners who have pre-existing investments with Invesco may affect our investments relating thereto.
Some of the third-party operators and joint-venture partners with which the Adviser may elect to co-invest our capital may have pre-existing investments with Invesco. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Invesco and such operators and partners, our investments relating thereto may be affected.
Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Invesco Accounts, the Adviser or its affiliates.
Under certain circumstances, the Adviser may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Invesco Accounts, Invesco, the Adviser or their affiliates. In addition, the Adviser may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Adviser, or the investment is not appropriate for us for other reasons as determined by the Adviser. In any such case the Adviser could, thereafter, offer such opportunity to other parties, including Other Invesco Accounts, portfolio entities, joint venture partners, related parties or third parties. Any such Other Invesco Accounts may be advised by a different Invesco business center with a different investment committee, which could determine an investment opportunity to be more attractive than the Adviser believes to be the case with respect to us. In any event, there can be no assurance that the Adviser’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. The Adviser, including its personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest, and any such compensation could be greater than amounts paid by us to the Adviser. In some cases, the Adviser or its affiliates may earn greater fees when Other Invesco Accounts participate alongside or instead of us in an investment.
The Adviser makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to the Adviser, or circumstances not foreseen by the Adviser at the time of allocation, may cause an investment opportunity to yield a different return than expected. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Invesco and the Adviser are entitled to amend their policies and procedures at any time without prior notice or our consent.
To the extent we acquire properties through joint ventures with Other Invesco Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Invesco Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Invesco Accounts.

The Adviser may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Invesco Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Invesco Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Invesco Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the Adviser could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Adviser will have conflicting duties to us and Other Invesco Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Invesco Accounts.
The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Invesco on more favorable terms than those payable by us.
Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Invesco or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Invesco and its other businesses. Such advisors and service providers referred to above may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which Invesco or Other Invesco Accounts have an investment, and payments by us may indirectly benefit Invesco or such Other Invesco Accounts. In addition, certain employees of Invesco may have family members or relatives employed by such advisors and service providers. The Adviser or its affiliates may also provide administrative and other services to us. These relationships may influence us, Invesco or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).
Notwithstanding the foregoing, transactions relating to us that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to us. Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Invesco, the Adviser or its affiliates may pay different amounts or rates than those paid by us.
We are subject to conflicts of interest related to tenants.
Certain properties owned by us or an Other Invesco Account may be leased out to tenants that are affiliates of Invesco, including but not limited to Other Invesco Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Adviser will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the board of directors.
The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Invesco personnel.
The officers, directors, members, managers and employees of the Dealer Manager and the Adviser may trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Invesco policies, or otherwise determined from time to time by the Dealer Manager or the Adviser. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (1) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (2) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.

Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify to be taxed as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax reform legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, and possible technical corrections legislation may adversely affect us or our stockholders. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cuts and Jobs Act. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.
Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
We cannot assure you that the Tax Cuts and Jobs Act, the CARES Act or any future changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of these legislative changes on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the Ownership Limits granted in the future may limit our board of directors’ power to increase the Ownership Limits or grant further exemptions.
Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock”), other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located or in which our subsidiaries that hold interests in such assets are located. Any such taxes could adversely affect our business, results of operations, cash flows or financial condition, and our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.
We may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” The CARES Act increases the 30% limitation to 50% for taxable years beginning in 2019 or 2020. A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
We may choose to pay dividends in a combination of cash and shares of our common stock, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive.
We may choose to pay dividends in a combination of cash and shares of our common stock. Under IRS Revenue Procedures 2017-45 and 2020-19, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% (10% for dividends declared on or after April 1, 2020 and on or before December 31, 2020) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years through the taxable year ending December 31, 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes.
We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. Other than some activities relating to hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of services to tenants of its parent REIT. A taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation.

No more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
If the Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the 75% and 95% REIT gross income tests if: (1) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (2) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, which is treated as a partnership for U.S. federal income tax purposes, the foregoing rules would not apply if the Operating Partnership was, or owned an equity interest in, a taxable mortgage pool, and any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code; the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.
If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.
Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (1) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA or Section 4975 of the Code; (2) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (3) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
Accordingly, prospective investors that are (1) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (2) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (3) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (1), (2) and (3) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio.”
Principal Executive Offices
Our principal executive and administrative offices are located in leased space at 2001 Ross Avenue, Suite 3400, Dallas Texas 75201. As part of our Advisory Agreement, our Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Other than the differences in upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2022, there was one holder of record of our Class T common stock, one holder of record of our Class S common stock, one holder of record of our Class D common stock, 15 holders of record of our Class I common stock and 45 holders of record of our Class E common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2021:

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
For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class S shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.5% of the transaction price and no upfront dealer manager fees. For Class D shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 1.5% of the transaction price and no upfront dealer manager fees. For Class I and Class E shares sold in the primary offering, investors will not pay upfront selling commissions or dealer manager fees.
The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class T shares. For Class T shares such stockholder servicing fee includes an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares. For Class D shares, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D shares. No stockholder servicing fees are paid with respect to Class I shares or Class E shares.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. Through December 31, 2021, the Dealer Manager had not retained any upfront selling commissions, dealer manager or stockholder servicing fees.
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including securities investments), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares.

The following table presents our monthly NAV per share for each of the six classes of shares since our inception through December 31, 2021:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
October 31, 2019	$—	$—	$—	$—	$—	$25.0000
November 30, 2019	—	—	—	—	—	25.0000
December 31, 2019	—	—	—	—	—	25.0000
January 31, 2020	—	—	—	—	—	25.0000
February 29, 2020	—	—	—	—	—	25.0000
March 31, 2020	—	—	—	—	—	25.0000
April 30, 2020	—	—	—	—	—	25.0000
May 31, 2020	—	—	—	—	—	25.0000
June 30, 2020	—	—	—	—	—	25.0000
July 31, 2020	—	—	—	—	—	25.0000
August 31, 2020	—	—	—	—	—	25.0000
September 30, 2020	—	—	—	—	—	24.9503
October 31, 2020	—	—	—	—	—	25.1650
November 30, 2020	—	—	—	—	—	26.9694
December 31, 2020	—	—	—	—	—	26.9342
January 31, 2021	—	—	—	—	—	26.9927
February 28, 2021	—	—	—	—	—	27.4484
March 31, 2021	—	—	—	—	—	27.5554
April 30, 2021	27.5657	27.5657	27.5657	27.5657	27.5657	27.5657
May 31, 2021	27.6625	27.6625	27.6625	27.6531	27.6768	27.6623
June 30, 2021	27.8771	27.8771	27.8771	27.9777	28.0959	28.0246
July 31, 2021	27.8319	27.8319	27.8319	27.9163	28.0690	27.9868
August 31, 2021	29.1936	29.1936	29.1936	29.2828	29.7080	29.4175
September 30, 2021	29.5218	29.5218	29.5218	29.6059	30.1371	29.8129
October 31, 2021	29.6871	29.6871	29.6871	29.7704	30.3798	30.0175
November 30, 2021	30.1604	30.1604	30.1604	30.2447	30.6600	30.4132
December 31, 2021	30.2966	30.2966	30.2966	30.3817	30.8676	30.6075
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure; however we believe our NAV is a meaningful supplemental non-GAAP operating metric.

The following table reconciles stockholders’ equity per our consolidated balance sheets to our NAV:

$ in thousands	December 31, 2021
Stockholders' equity	$70,030
Adjustments:
Redeemable common stock (1)	224,667
Organization costs, offering costs and certain operating expenses (2)	12,001
Unrealized real estate appreciation (3)	28,503
Accumulated depreciation and amortization (4)	21,381
Straight-line rent receivable	(1,847)
Other assets (2)	(1,080)
Other	176
NAV	$353,831
(1)Massachusetts Mutual Life Insurance Company’s (“MassMutual”) Class N shares are redeemable common stock, and we include the value of these shares as a component of our NAV. MassMutual’s Class N shares have been classified as redeemable common stock on our consolidated balance sheets because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable.
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
The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021. These advanced expenses will be reimbursed to the Adviser pro rata over 60 months beginning January 1, 2022. These costs include certain prepaid expenses that are classified as other assets in our GAAP consolidated financial statements that has also been excluded from our NAV.
Under GAAP, organization and operating costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, all such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
(3)Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate are not recorded in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.
(4)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization, including depreciation and amortization related to our investments in unconsolidated entities, is excluded for purposes of determining our NAV.
The following table provides a breakdown of the major components of our total NAV as of December 31, 2021:

$ in thousands, except share data
Components of NAV	December 31, 2021
Investments in real estate	$488,012
Investments in real estate-related securities	12,685
Investments in unconsolidated entities	137,933
Cash and cash equivalents	13,517
Restricted cash	1,745
Other assets	4,268
Mortgage notes, revolving credit facility and financing obligation, net	(290,772)
Subscriptions received in advance	(250)
Other liabilities	(5,560)
Accrued performance participation interest	(3,280)
Management fee payable	(28)
Non-controlling interests in joint-ventures	(4,439)
Net Asset Value	$353,831
Number of outstanding shares of common stock	11,548,268

We calculate our total NAV per share as follows as of December 31, 2021:

NAV Per Share ($ in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Net asset value	$5,660	$5,660	$5,660	$5,673	$69,285	$261,893	$353,831
Number of outstanding shares of common stock	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
NAV Per Share as of December 31, 2021	$30.2966	$30.2966	$30.2966	$30.3817	$30.8676	$30.6075
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the December 31, 2021 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.1%	5.3%
Office	6.5%	5.3%
Industrial	5.9%	5.1%
Self-Storage	7.5%	5.3%
Multifamily	6.0%	5.0%
Student Housing	6.8%	5.0%
Retail	9.1%	8.0%
These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+2.0%	+2.0%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.9)%	(2.0)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+3.2%	+3.3%	+3.4%	+3.1%	+3.3%	+3.4%	+1.7%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.9)%	(3.0)%	(3.0)%	(2.8)%	(3.0)%	(3.0)%	(1.6)%

Distributions
In November 2020, we began declaring monthly distributions. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the year ended December 31, 2021:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2021	$—	$—	$—	$—	$—	$0.1364
February 28, 2021	—	—	—	—	—	0.1428
March 31, 2021	—	—	—	—	—	0.1488
April 30, 2021	—	—	—	—	—	0.1620
May 31, 2021	—	—	—	0.1302	0.1302	0.1302
June 30, 2021	0.1125	0.1125	0.1263	0.1320	0.1320	0.1320
July 31, 2021	0.1136	0.1136	0.1275	0.1333	0.1333	0.1333
August 31, 2021	0.1132	0.1132	0.1273	0.1333	0.1333	0.1333
September 30, 2021	0.1206	0.1206	0.1350	0.1410	0.1410	0.1410
October 31, 2021	0.1213	0.1213	0.1363	0.1426	0.1426	0.1426
November 30, 2021	0.1233	0.1233	0.1379	0.1440	0.1440	0.1440
December 31, 2021	0.1208	0.1208	0.1362	0.1426	0.1426	0.1426
Total	$0.8253	$0.8253	$0.9265	$1.0990	$1.0990	$1.6890

For the year ended December 31, 2021, we declared distributions in the amount of $11.7 million. The following table outlines the tax character of our distributions paid in 2021 as a percentage of total distributions. The distribution declared on December 31, 2021 was paid in January 2022 and is excluded from the analysis below as it will be a 2022 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2021 Tax Year	—%	—%	100.00%
The table below details the net distribution for each of our share classes for the year ended December 31, 2020:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
November 30, 2020	$—	$—	$—	$—	$—	$0.1300
December 31, 2020	—	—	—	—	—	0.1350
Total	$—	$—	$—	$—	$—	$0.2650
For the year ended December 31, 2020, we declared distributions in the amount of $0.8 million. The following table outlines the tax character of our distributions paid in 2020 as a percentage of total distributions. The distribution declared on December 31, 2020 was paid in January 2021 and is excluded from the analysis below as it is a 2021 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2020 Tax Year	—%	—%	100.00%

The following table summarizes our distributions declared during the years ended December 31, 2021 and 2020. We began declaring distributions in November 2020.

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$11,570	99%	$762	100%
Reinvested in shares	106	1%	—	—%
Total distributions	$11,676	100%	$762	100%
Sources of Distributions
Cash flows from operating activities	$9,604	83%	$560	73%
Distributions of capital from investments in unconsolidated entities (1)	1,966	17%	202	27%
Total sources of distributions	$11,570	100%	$762	100%

Cash flows from operating activities	$9,604		$560
Funds from Operations (2)	$10,627		$(1,822)
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for additional details on the cumulative earnings approach.
(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for description of Funds from Operations (FFO), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not sell any real estate property or record any impairment during the years ended December 31, 2021 and 2020.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatement, (iii) amortization of above- and below-market lease intangibles, (iv) organization costs and certain operating expenses advanced by the Adviser, (v) accrued preferred return from preferred membership interest (vi) accrued preferred return from preferred equity investment (vii) unrealized losses (gains) from changes in fair value of real estate-related securities, (viii) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us and (ix) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the Year Ended December 31,
$ in thousands	2021	2020
Net loss attributable to our stockholders	$(8,384)	$(3,327)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	10,457	37
Amount attributed to unconsolidated entities for above adjustment	8,600	1,468
Amount attributable to non-controlling interests for above adjustment	(46)	—
FFO attributable to our stockholders	10,627	(1,822)
Adjustments to arrive at AFFO:
Straight-line rental income	(517)	(11)
Amortization of capitalized tax abatement(1)	378	—
Amortization of above- and below-market lease intangibles	(169)	—
Organization costs(2)	264	1,210
Accrued preferred return from preferred membership interest	(994)	(43)
Accrued preferred return from preferred equity investment	(63)	—
Unrealized losses (gains) from changes in the fair value of real estate-related securities	168	(5)
Non-cash share based compensation awards	78	19
Non-cash performance participation interest	3,280	—
Other operating expenses(3)	4,028	2,038
Amount attributed to unconsolidated entities for unrealized losses (gains) on derivatives	(2,310)	—
Amount attributed to unconsolidated entities for above adjustments	(960)	(224)
AFFO attributable to our stockholders	13,810	1,162
Adjustments to arrive at FAD:
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(213)	—
Recurring tenant improvements, leasing commissions and other capital expenditures attributed to unconsolidated entities(4)	(1,292)	(300)
Realized loss on sale of real estate-related securities	5	—
FAD attributable to our stockholders	$12,310	$862
(1)In January 2021, we obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over its remaining useful life as a component of rental property operating expenses in the consolidated statements of operations.
(2)The Adviser has agreed to advance all of our organization costs incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization costs as incurred.
(3)The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021. These expenses will be reimbursed to the Adviser pro rata over 60 months beginning January 1, 2022.
(4)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.

Unregistered Sales of Equity Securities
In accordance with our equity incentive plan, we granted our independent directors 719 and 703 shares of our Class N common stock on February 1, 2021 and May 1, 2021, respectively, in addition to 690 and 643 shares of our Class E common stock on August 2, 2021 and November 1, 2021, respectively.
During the year ended December 31, 2021, we issued 72,439 shares of Class E common stock in the Class E Private Offering for total proceeds of $2.2 million.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.
Use of Offering Proceeds
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.
As of December 31, 2021, we received gross proceeds of $58.6 million. The following table presents information about the Offering and use of proceeds therefrom as of December 31, 2021:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	91	91	91	497	1,996,533	1,997,304
Gross offering proceeds	$2	$2	$2	$14	$58,569	$58,589
Selling commissions and other dealer manager fees	—	—	—	—	—	—
Accrued stockholder servicing fees	—	—	—	—	—	—
Net offering proceeds	$2	$2	$2	$14	$58,569	$58,589

We primarily used the net proceeds from the Offering to repurchase $58.6 million of Class N redeemable common stock owned by MassMutual in accordance with MassMutual’s Subscription Agreement. See Note 10 — “Redeemable Common Stock” to our consolidated financial statements in this Annual Report on Form 10-K for details of MassMutual’s repurchase rights.
Share Repurchases
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

During the three months ended December 31, 2021, we repurchased shares of our Class N common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
October 2021	—	$—	—	—
November 2021	1,260,916	29.81	—	—
December 2021	342,235	30.41	—	—
	1,603,151	$60.23	—	—
(1)Shares repurchased were under MassMutual’s Subscription Agreement. See Note 10 — “Redeemable Common Stock” to our consolidated financial statements in this Annual Report on Form 10-K for details of MassMutual’s repurchase rights.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
ITEM 6.    RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “ Risk Factors” in this Annual Report on Form 10-K.
Overview
We are a Maryland corporation formed in October 2018. We invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through our Operating Partnership, of which we are the sole general partner.
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We qualified to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2020. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act.
Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, under our Advisory Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
We commenced real estate operations in September 2020. As of December 31, 2021, we own or have invested in 38 properties. See “—Real Estate” below for additional information on these investments. As of December 31, 2021, we also own real estate-related securities.
Initial Public Offering
On May 14, 2021, the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our Primary Offering and up to $600 million in shares under our distribution reinvestment plan. We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

As of March 28, 2022, we have received aggregate proceeds of approximately $62.1 million from the Offering. We intend to continue selling shares on a monthly basis.

Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”). As of March 28, 2022, we issued 14,168,780 shares of Class N common stock to affiliates of the Company in the Class N Private Offering for total net proceeds of $398.6 million after deducting offering costs of $1.1 million. As of March 28, 2022, we have a commitment from an affiliate to purchase an additional $85.5 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. As of March 28, 2022, we issued 73,676 shares of Class E common stock to affiliates of the Company in the Class E Private Offering for total proceeds of $2.2 million. As of March 28, 2022, we have repurchased $70.0 million of Class N shares funded by proceeds from both the Offering and the Private Offerings. All of the Class N shares that were repurchased were classified as redeemable common stock on our consolidated balance sheets.
2021 Highlights
Operating Results
•Declared monthly net distributions totaling $11.7 million for the year ended December 31, 2021. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate (1)	4.9%	4.9%	5.5%	5.7%	5.7%	6.0%
Year-to-Date Total Return, without upfront selling commissions (2)(3)	13.1%	13.1%	13.4%	14.5%	16.3%	20.6%
Year-to-Date Total Return, assuming maximum upfront selling commissions (2)(3)	9.1%	9.1%	11.7%	14.5%	16.3%	20.6%
Inception-to-Date Total Return, without upfront selling commissions (2)(3)	13.1%	13.1%	13.4%	14.5%	16.3%	31.1%
Inception-to-Date Total Return, assuming maximum upfront selling commissions (2)(3)	9.1%	9.1%	11.7%	14.5%	16.3%	31.1%
(1) The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
(2) The inception date was June 1, 2021 for Class T, S and D shares; May 21, 2021 for Class I shares; May 14, 2021 for Class E shares and September 28, 2020 for Class N shares.
(3) Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
Capital Activity and Financings
•Raised $229.5 million of proceeds from the sale of our common stock and repurchased $70.0 million of MassMutual’s redeemable common stock during the year ended December 31, 2021. See Note 10 — “Redeemable Common Stock” to our consolidated financial statements in this Annual Report on Form 10-K for details of MassMutual’s redemption rights.
•Closed an aggregate of $217.5 million in property-level financing secured by our investments in real estate and leasehold interest in real estate during the year ended December 31, 2021.
•Entered into a new $100.0 million revolving credit facility and repaid all borrowings outstanding under our former credit facility. Subsequent to December 31, 2021, we increased our maximum facility size to $150.0 million.
Investments
•Acquired eight real estate properties with a total purchase price of $402.1 million during the year ended December 31, 2021. The acquisitions are consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the U.S.
•Acquired a 42.5% indirect interest in two medical office buildings for $9.2 million.
•Acquired a preferred equity investment, through ITP Investments LLC, a consolidated joint venture in which we hold an 85% interest, in a fully integrated retail platform operating company for $7.6 million and non-controlling general partner interests ranging from 6.8% to 9.0% in six retail properties for $5.9 million.
•Increased our investments in real estate-related securities to $12.7 million.

Investment Portfolio
Summary of Portfolio
The following table summarizes the allocation of our investment portfolio based on fair value as of December 31, 2021:

Asset Allocation	Percentage
Real Estate	96%
Real Estate-Related Securities	2%
Cash and Cash Equivalents	2%
Total	100%
The following tables describe the diversification of our investments in real estate based on fair value as of December 31, 2021:

By Investment Type(1)	Percentage
Healthcare	27%
Office	6%
Industrial	9%
Self-Storage	9%
Multifamily	11%
Student Housing	34%
Real Estate Preferred Equity	3%
Other	1%
Total	100%

By Geography(1)	Percentage
South	39%
West	45%
East	—%
Midwest	16%
Total	100%

(1)The tables herein include our investments in consolidated and unconsolidated real estate, as well as preferred equity investments. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.

As of December 31, 2021, we have acquired an ownership interest in 38 properties for a total purchase price of $575.0 million, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of healthcare, office, industrial, self-storage, multifamily and student housing properties, concentrated in growth markets across the United States.

The following table provides a summary of our portfolio as of December 31, 2021:

Segment	Number of Properties	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue
Healthcare	20	1,030,397 sq. ft.	95%	$186,903	$20,916	57%
Office	1	80,980 sq. ft.	100%	43,000	2,785	8%
Industrial	3	351,549 sq. ft.	100%	64,500	2,790	8%
Self-Storage	4	306,743 sq. ft.	96%	60,229	1,237	3%
Multifamily	1	278 units	93%	76,624	4,909	14%
Student Housing	2	656 beds	100%	242,492	1,863	5%
Real Estate Preferred Equity(4)	1	431 units	98%	21,088	1,996	5%
Other(5)	6	1,102,530 sq. ft.	90%	5,421	108	—%
Total	38			$700,257	$36,604	100%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 1.1 million square feet for retail properties we have a non-controlling interest in through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of December 31, 2021. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the year ended December 31, 2021. Healthcare, multifamily and other segment revenue includes income from unconsolidated entities.
(4)We own an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns San Simeon Apartments. See “—Real Estate” below for additional information on this investment.
(5)We have non-controlling interests in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.

Real Estate
The following table provides information regarding our portfolio of real estate as of December 31, 2021:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	95%
Total Healthcare	20				86,416	1,030,397	sq. ft.
Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.
Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Total Industrial	3				60,692	351,549	sq. ft.
Self-Storage:
Salem Self Storage	3	Salem, OR	September 2021	100%	47,872	239,762	sq. ft.	96%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	94%
Total Self-Storage	4				59,013	306,743	sq. ft.
Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	93%
Total Multifamily	1				71,083	278	units
Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds
Real Estate Preferred Equity:
San Simeon Apartments(2)	1	Houston, TX	December 2020	51%	13,789	431	units	98%
Total Real Estate Preferred Equity	1				13,789	431	units
Other:
GP Fund(3)	6	AZ, CA, IL, MN, SC	October 2021 / December 2021	6.8% - 9.0%	5,949	1,102,530	sq. ft.	90%
Total Other	6				5,949	1,102,530	sq. ft.
Total Investment Properties	38				$575,026

(1)We hold our interest in the Sunbelt Medical Office Portfolio through a 50% ownership interest in a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”). The Invesco JV holds an 85% ownership interest in a joint venture with Welltower, Inc., the prior owner of the Sunbelt Medical Office Portfolio. We account for our investment using the equity method of accounting. The dates of acquisition and aggregate purchase price in the table above reflect the dates of our investments and the total amount of our investment in the Invesco JV.
(2)We own an investment in San Simeon Holdings, a limited liability company that owns San Simeon Apartments. Our investment is structured as a preferred membership interest and we account for our investment in the San Simeon Apartments using the equity method of accounting. The acquisition date and purchase price in the table above reflect the date and amount of our equity investment in San Simeon Holdings. Purchase price represents our initial equity investment into San Simeon Holdings and includes an interest reserve held in restricted cash of $0.8 million.

(3)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“GP Fund”), which was formed to obtain non-controlling general partner interest investments in retail properties. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties.
Lease Expirations
The following schedule details the expiring leases at our consolidated office and industrial properties and our unconsolidated healthcare properties by annualized base rent and square footage as of December 31, 2021:

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022	37	$2,741	9%	95,589	7%
2023	41	2,636	8%	106,085	8%
2024	41	3,565	11%	147,076	11%
2025	14	971	3%	42,927	3%
2026	14	4,480	14%	133,348	10%
2027	8	1,109	4%	42,438	3%
2028	7	2,972	9%	77,746	6%
2029	3	3,359	11%	113,651	8%
2030	4	1,783	6%	81,465	6%
Thereafter	13	7,887	25%	534,146	38%
Total	182	$31,503	100%	1,374,471	100%
(1)Annualized base rent is determined from the annualized December 31, 2021 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Investments in Real Estate-Related Securities
As of December 31, 2021, our Real Estate-Related Securities portfolio consisted of investments in CMBS, corporate debt and preferred stock in real estate investment trusts. The following table details our investments in real estate-related debt securities as of December 31, 2021:

	December 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$7,171	$(83)	$7,088	$(154)	$6,934	3.60%	8/11/2042
Corporate debt	5,125	226	5,351	(7)	5,344	3.58%	3/29/2026
Total	$12,296	$143	$12,439	$(161)	$12,278
As of December 31, 2021, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.4 million and a period-end weighted average yield of 6.78%.
Results of Operations
We commenced real estate operations in September 2020. Accordingly, our results of operations for the years ended December 31, 2021, 2020 and 2019 are not comparable and we have not described the increases (decreases) from the corresponding 2020 and 2019 period.

The following table sets forth the results of our operations:

	For the Year Ended December 31,		2021 vs. 2020
$ in thousands	2021	2020	$
Revenues
Rental revenue	$12,962	$36	$12,926
Other revenue	622	—	622
Total revenues	13,584	36	13,548
Expenses
Rental property operating	4,296	15	4,281
General and administrative	4,047	2,911	1,136
Management fee – related party	28	—	28
Performance participation interest – related party	3,280	—	3,280
Depreciation and amortization	10,457	37	10,420
Total expenses	22,108	2,963	19,145
Other income (expense), net
Income (loss) from unconsolidated entities, net	3,148	(120)	3,268
Income (loss) from real estate-related securities	(39)	8	(47)
Interest income	—	1	(1)
Interest expense	(2,977)	(288)	(2,689)
Other expense	(9)	—	(9)
Total other income (expense), net	123	(399)	522
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(8,401)	$(3,326)	$(5,075)
Dividends to preferred stockholders	$(8)	$(1)	$(7)
Net loss attributable to non-controlling interests in consolidated joint ventures	25	—	25
Net loss attributable to common stockholders	$(8,384)	$(3,327)	$(5,057)
Rental Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. During the year ended December 31, 2021, we acquired eight properties and assumed the underlying tenant leases when we acquired the properties.
General and Administrative Expenses
During the year ended December 31, 2021, general and administrative expenses were $4.0 million and consisted primarily of accounting, audit and tax fees, legal fees, other professional services fees and directors’ expenses. During the year ended December 31, 2020, general and administrative expenses were $2.9 million and consisted primarily of organization costs related to our Class N Private Offering.
Income (Loss) from Unconsolidated Entities, Net
During the year ended December 31, 2021, we recognized income from unconsolidated entities of $3.1 million. During the year ended December 31, 2020, we incurred a net loss from unconsolidated entities of $0.1 million.
Performance Participation Interest
During the year ended December 31, 2021, the performance participation interest accrual was $3.3 million. There was no performance participation interest accrual for the year ended December 31, 2020.

Depreciation and Amortization
During the years ended December 31, 2021 and 2020, depreciation and amortization expenses were $10.5 million and approximately $37,000, respectively, driven by depreciation and amortization on our consolidated properties.
Interest Expense
For the years ended December 31, 2021 and 2020, we incurred interest expense of $3.0 million and $0.3 million, respectively, that primarily consists of interest expense on our mortgage notes and revolving credit facility. Interest expense also includes amortization of deferred financing costs related to obtaining our mortgage loans and revolving credit facility. See “— Liquidity and Capital Resources” below as well as Note 8 — “Borrowings” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our borrowing arrangements.
Liquidity and Capital Resources
While the long-term impact of COVID-19 to our business is not yet known, we believe that with respect to liquidity, we are well positioned with $162.4 million of immediate liquidity as of December 31, 2021, made up of $20.1 million of undrawn capacity on our revolving credit facility, $13.8 million of cash on hand, and $128.5 million of uncalled capital commitments. In addition, we hold $12.7 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
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
If we are unable to raise substantial funds in the Offering or Private Offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Offering and Private Offerings. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our offering and operating fees and expenses include, among other things, the management fee we pay to the Adviser, the performance participation interest that INREIT OP will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. In such event, we will reimburse the Adviser or the Adviser's affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction.

The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. These advanced expenses will be reimbursed to the Adviser pro rata over 60 months beginning January 1, 2022. We will reimburse the Adviser for any subsequent offering expenses as incurred. As of December 31, 2021, the Adviser has advanced $6.4 million of general and administrative expenses on our behalf.
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022, at which time we will reimburse the Adviser for all of our advanced expenses ratably over 60 months. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. As of December 31, 2021, the Adviser had incurred offering expenses of $1.1 million and organization costs of $1.2 million on our behalf in connection with the Private Offerings, that are recorded as a component of due to affiliates on our consolidated balance sheets. The Adviser and its affiliates have also incurred organization and offering expenses of $3.4 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our consolidated balance sheets.
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
For the four fiscal quarters ended December 31, 2021, our total operating expenses of $7.1 million exceeded the 2%/25% Guidelines by $0.7 million. Our independent directors determined that the Excess Amount of total operating expenses for the four quarters ended December 31, 2021 was justified, and therefore will be reimbursed to the Adviser, because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets grew by 65% between the first and second halves of 2021 as we closed on five investments in the three months ended December 31, 2021, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in an increased performance participation interest. For the year ended December 31, 2021, our Total Operating Expenses were 2.2% and 89.5% of each of our Average Invested Assets and our Net Income, respectively.
As of December 31, 2021, our indebtedness includes a revolving credit facility, three mortgages secured by their corresponding properties and a financing obligation.
On September 23, 2020, INREIT OP entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). During the year ended December 31, 2021, we entered into a new revolving credit facility (“Revolving Credit Facility”) and repaid our previous revolving credit facility.

The following is a summary of the revolving credit facility:

$ in thousands	December 31, 2021
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size (2)	Principal Outstanding Balance
Revolving Credit Facility	L + applicable margin(1)	1/22/2024	$100,000	$75,500

$ in thousands	December 31, 2020
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	Principal Outstanding Balance
Revolving Credit Facility	L + applicable margin(1)	9/22/2021	$75,000	$67,700
(1)Borrowings under the Revolving Credit Facility bear interest at a rate equal to daily adjusted one-month LIBOR or a base rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America as its “prime rate” or (3) the one-month LIBOR rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the years ended December 31, 2021 and 2020, was 1.72% and 2.00%, respectively.
(2)As of December 31, 2021, the borrowing capacity on the Revolving Credit Facility is $20.1 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties. On January 21, 2022, we entered into an amendment for our Revolving Credit Facility which increased our maximum facility size from $100 million to $150 million and converted the benchmark interest rate for all outstanding borrowings from daily adjusted one-month LIBOR to Term SOFR with a borrowing period of one month.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	December 31, 2021	December 31, 2020
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$—
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	53,000	53,000	—
Tempe Student Housing	L + applicable margin(4)	1/01/2025	65,500	65,500	—
Total mortgages payable				163,500	—
Deferred financing costs, net				(1,847)	—
Mortgages payable, net				$161,653	$—
(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR. The weighted-average interest rate for the year ended December 31, 2021 was 2.65%.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.60% plus (ii) one-month LIBOR. The weighted-average interest rate for the year ended December 31, 2021 was 1.69%.
(4)The mortgage note secured by Tempe Student Housing bears interest at (i) 1.75% plus (ii) 30-Day SOFR Average as published on the website of the Federal Reserve Bank of New York. The weighted-average interest rate for the year ended December 31, 2021 was 1.80%.
In connection with the acquisition of Tempe Student Housing in December 2021, we entered into a sale and leaseback transaction whereby we sold Tempe Student Housing to an unaffiliated third party for $54.0 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back over a 104 year lease term. The lease requires an initial annual lease payment of $1.4 million, subject to annual increases whereby the new lease payment will equal 102% of the prior year’s lease payment plus periodic adjustments based on the Consumer Price Index for All Urban Consumers: All Items.

The sale and leaseback of Tempe Student Housing is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of Tempe Student Housing is not recognized and the property continues to be included within our consolidated financial statements in this Annual Report on Form 10-K. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.4 million, are accounted for as a financing obligation on our consolidated balance sheets in this Annual Report on Form 10-K. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.
See Note 8 — “Borrowings” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At December 31, 2021, we had cash and cash equivalents of $13.8 million and restricted cash of $1.7 million. Our restricted cash primarily consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company. Restricted cash also includes amounts in escrow for taxes and insurance related to mortgages at certain properties, as well as security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 31, 2023. As of December 31, 2021, our undrawn capital commitment was $3.7 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through May 31, 2022. As of December 31, 2021, we have funded $3.1 million.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

$ in thousands	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period October 28, 2019 (date of initial capitalization) through December 31, 2019
Cash flows provided by operating activities	$9,604	$560	$—
Cash flows used in investing activities	(443,151)	(156,995)	—
Cash flows provided by financing activities	445,328	159,953	200
Net increase in cash and cash equivalents and restricted cash	$11,781	$3,518	$200
Operating Activities — Cash flows provided by operating activities increased $9.0 million during the year ended December 31, 2021 compared to the corresponding period in 2020 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio, positive leasing activity and income distributions from our equity investments in unconsolidated entities. Cash flows provided by operating activities increased $0.6 million during the year ended December 31, 2020 compared to the corresponding period in 2019 due to our net loss of $3.3 million adjusted for non-cash items and changes in assets and liabilities. We commenced operations in September 2020; accordingly, net cash provided by operating activities does not reflect a full year of operations.

Investing Activities — Cash flows used in investing activities increased $286.2 million during the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to an increase in our investments of $353.7 million in real estate, capital improvements to real estate and real-estate related securities, offset by a decrease in our investment in unconsolidated entities of $60.6 million. Cash flows used in investing activities increased $157.0 million during the year ended December 31, 2020 compared to the corresponding period in 2019 as we commenced real estate operations in September 2020.
Financing Activities — Cash flows provided by financing activities increased $285.4 million for the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to an increase in net proceeds from the issuance of our common stock of $206.4 million, and an increase in proceeds from borrowings of $285.3 million from the Revolving Credit Facility, mortgages payable and a financing obligation, offset primarily by increases in repayments under the Revolving Credit Facility of $127.7 million and repurchases of our common stock of $70.0 million. Cash flows provided by financing activities increased $159.8 million for the year ended December 31, 2020 compared to the corresponding period in 2019 as we commenced real estate operations in September 2020.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effects based on information available as of the date of these financial statements. If conditions change from those expected, it is possible that materially different amounts could be reported in our financial statements.
Purchase Price Allocation of Acquired Real Estate
Upon the acquisition of a property, we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities on a relative fair value basis in accordance with Accounting Standard Codification 805, Business Combinations. All expenses related to the acquisition are capitalized and allocated among the identified assets. Generally, the most significant portion of the allocation is to building and land and requires the use of market-based estimates and assumptions.
We estimate value using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market rental rates and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets and liabilities acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on specific local cap rates and discount rates. We also estimate costs to execute similar leases, including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction. We also consider the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and management’s expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. A change in any of the assumptions above, which are subjective, could have a material impact on our results of operations.
The allocation of the purchase price directly affects the following in our consolidated financial statements:
•the amount of purchase price allocated to the various tangible and intangible assets and liabilities on our consolidated balance sheets;
•the amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and
•the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases. Also, we depreciate our buildings over up to 40 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Impairment of Long-Lived Assets
Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates, exit capitalization rates and the length of our anticipated holding period. In preparing the projection of undiscounted future cash flows, we estimate exit capitalization rates and market rental rates using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived capitalization rates, discount rates and market rental rates applied against our expected hold period.
Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2021, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. No such strategy changes or market conditions have been identified as of December 31, 2021. We did not record any impairment losses for the year ended December 31, 2021.
Redeemable Common Stock
We report our redeemable common stock on our consolidated balance sheets at MassMutual’s redemption value. MassMutual’s redemption value is determined based on our NAV per Class N share as of our balance sheet date. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.
These fair value estimates of our investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of our redeemable common stock. Significant differences in the fair value of our redeemable common stock may result from changes in market conditions that cause our NAV, and thus MassMutual’s redemption value, to increase or decrease during the period. Although increases and decreases in our NAV do not have an impact to our consolidated statements of operations, they would cause a significant change in our equity.
Pending Accounting Pronouncements
See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of pending accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary components of our market risk are related to interest rates, credit and real estate values. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.
For additional discussion of market risk associated with the COVID-19 pandemic see the discussion in “Risk Factors.”
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with floating rate debt secured by our properties, our revolving credit facility and our investments in real estate securities. We are also subject to interest rate risk through our investments in unconsolidated entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates. Additionally, we may hedge our interest rate risk by using derivative contracts to fix or cap the interest expense on a portion of our floating-rate debt.

Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”) (collectively, the “Reference Rates”). As of December 31, 2021, we had borrowed $290.8 million under our Revolving Credit Facility, mortgage notes and financing obligation. As of December 31, 2020, we had borrowed $67.7 million under our Revolving Credit Facility. For the year ended December 31, 2021 a 10% increase in the Reference Rates would have resulted in approximately $19,000 increase in interest expense. As of December 31, 2020, the interest rate on our unsecured revolving credit facility included a 0.50% floor on LIBOR, (the “Reference Rate”). As of December 31, 2020, a 10% increase in the Reference Rate would have no effect on our interest expense because the Reference Rate would still be below the 0.50% floor.
We may be exposed to interest rate risk as it relates to the replacement of LIBOR with appropriate replacement rates. As of December 31, 2021, all mortgage notes and the unsecured revolving credit facility included LIBOR replacement language. Though the final spread and reference rate may depend on various aspects of negotiations, we do not believe we have outsized risk. On January 21, 2022, we entered into an amendment for our unsecured revolving credit facility which converted the benchmark interest rate for all outstanding borrowings from daily adjusted one-month LIBOR to Term SOFR with a borrowing period of one month.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear in the accompanying consolidated financial statements beginning on page F-1.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age	Position
R. Scott Dennis	63	Director and Chairperson of the Board, President and Chief Executive Officer
R. Lee Phegley, Jr	53	Chief Financial Officer and Treasurer
Beth A. Zayicek	41	Director and Chief Operating Officer
Paul S. Michaels	61	Director
R. David Kelly	58	Lead Independent Director
James H. Forson	55	Independent Director
Paul E. Rowsey	67	Independent Director
Ray Nixon	69	Independent Director

R. Scott Dennis. Mr. Dennis has served as our President and Chief Executive Officer and as Chairperson of our board of directors since January 2019. Mr. Dennis has been with Invesco Real Estate for more than 29 years. He has served as Chief Executive Officer of Invesco Real Estate since March 2011, and as Chief Executive Officer of Invesco Private Markets since July 2019. He is responsible for the day-to-day strategy execution and management of Invesco Real Estate’s global real estate business and Invesco’s other private markets platforms. Prior to becoming Chief Executive Officer of Invesco Real Estate, Mr. Dennis served as co-head of Invesco Real Estate’s North American group and head of its U.S. acquisitions team from 1992 to 2008. Prior to joining Invesco Real Estate, Mr. Dennis served in the investment banking group at Bankers Trust Company from 1984 to 1989, where he was responsible for structuring equity and debt investments on behalf of Bankers Trust Company and its clients. Additionally, Mr. Dennis was with Trammell Crow Company from 1989 to 1992, where he was responsible for investments on behalf of the company’s opportunity funds. He has been directly involved in over $70 billion of real estate investments. Mr. Dennis earned a B.B.A. in Finance and Real Estate from The University of Texas at Austin. Mr. Dennis is a valuable member of our board of directors because of his experience overseeing the operations and growth of Invesco Real Estate and his significant investment experience.

R. Lee Phegley, Jr. Mr. Phegley has served as our Chief Financial Officer and Treasurer since January 2019. Mr. Phegley is a Managing Director of Invesco Ltd. with business unit CFO responsibilities for the Digital Ventures unit and the Investments unit which includes Invesco Private Markets. In addition, Mr. Phegley has served as the Chief Financial Officer for Invesco Mortgage Capital Inc., a New York Stock Exchange-traded mortgage REIT managed by the Adviser, since May 2014. Since joining Invesco in 2006, Mr. Phegley has global responsibility for financial reporting for Invesco Real Estate’s private real estate portfolios. Prior to joining Invesco, Mr. Phegley was a Director and responsible for Private Equity Accounting at Archon Group LP from 2004 to 2006. Prior to 2004, Mr. Phegley served as a Senior Manager at KPMG LLP for two years and Arthur Andersen LLP for seven years managing audit engagements for public and private clients. Mr. Phegley is a Certified Public Accountant. Mr. Phegley earned a B.A. in Business from Baylor University and an M.S. in Accountancy from the University of Houston.

Beth A. Zayicek. Ms. Zayicek has served as our Chief Operating Officer and as one of our directors since January 2019. Ms. Zayicek has served Invesco Real Estate since 2008 and currently is a Managing Director and the Chief Operating Officer of Invesco Private Markets. She is a member of Invesco Real Estate’s Global Executive Committee and Asia Investment Committee. Ms. Zayicek previously served as Invesco Real Estate’s Chief Administrative Officer from 2016 to 2018 and senior director of investment analytics from 2013 to 2016. She has also served on Invesco Real Estate’s portfolio management and acquisition teams and as a member of its North American Investment Committee. Ms. Zayicek has served as a director of Invesco Mortgage Capital Inc. since February 2021. Prior to joining Invesco Real Estate, Ms. Zayicek served as a member of the corporate and investment banking analyst program and real estate private equity group at KeyBank. Ms. Zayicek also previously served as the director of capital markets at DDR Corp. Ms. Zayicek earned a B.S. in Management with a concentration in Finance from Case Western Reserve University. Ms. Zayicek is a valuable member of our board of directors because of her management experience, investment expertise and history with Invesco Real Estate.

Paul S. Michaels. Mr. Michaels has served as one of our directors since January 2019. Mr. Michaels has over 37 years of real estate experience including both debt and equity transactions in industrial, multifamily, retail and office properties. Mr. Michaels was employed by Invesco Real Estate from its inception in 1983 to his retirement in March 2020. Mr. Michaels has served as Invesco Real Estate’s Director of North American Direct Real Estate since 2008. Mr. Michaels served as Chairperson of Invesco Real Estate’s Investment Committee from 2008 to 2019. Mr. Michaels also served as Director of U.S. Portfolio Management from 1991 to 2008. Mr. Michaels earned a B.B.A. in Finance and Real Estate from the University of Texas at Austin. Mr. Michaels is a valuable member of our board of directors because of his extensive real estate investment experience and history with Invesco Real Estate.

R. David Kelly. Mr. Kelly has served as one of our independent directors since January 2019 and as our lead independent director since December 2020. Mr. Kelly has 35 years of investment experience, including serving both public companies and private companies in the financial advisory, real estate development and operating company sectors. Mr. Kelly has served as the Chief Executive Officer and Chairman of the board of directors of Croesus and Company, a real estate investment and advisory firm, since 2014. Since 2017, Mr. Kelly has also served as lead director of TCW Direct Lending VII LLC, a registered business development company which provides private capital to middle market companies operating in a broad range of industries. Mr. Kelley also serves as an at large director for Ashton Woods Homes and lead director for the successor fund to TCW Direct Lending VII LLC. Mr. Kelly is the founder and managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital which Mr. Kelly founded in 2010. Mr. Kelly served as a trustee and Chairman of the Teacher’s Retirement System of Texas from 2007 to 2017. Mr. Kelly also served as Chairman of the Texas Public Finance Authority from 2002 to 2006 as a gubernatorial appointee. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University. Mr. Kelly is a valuable member of our board of directors because of his prior service as a director and his experience as an executive officer, including in the financial advisory and real estate investment fields.

James H. Forson. Mr. Forson has served as one of our independent directors since January 2019. Mr. Forson currently serves as Chief Financial Officer for Zips Car Wash LLC. Prior to joining Zips Car Wash in 2021, Mr. Forson served as Senior Vice President, Finance for 7-Eleven, Inc., as well as Executive Vice President and Chief Financial Officer of La Quinta Holdings Inc., a publicly-traded owner, operator, and franchisor of mid scale select-service hotels, from 2016 to 2018. Prior to that role, Mr. Forson served La Quinta Holdings Inc. as Senior Vice President, Chief Accounting Officer and Treasurer from 2013 to 2016, and Vice President and Controller from 2010 to 2012. Prior to joining La Quinta in 2010, Mr. Forson held various client-serving audit and internal finance and operations roles with global accounting and consulting firms Arthur Andersen LLP from 1989 to 1998, Ernst & Young LLP from 2002 to 2003, and Grant Thornton LLP from 2003 to 2010. Mr. Forson has served as an independent director for the American Council on Exercise since January 2019. Mr. Forson earned a B.S. in Commerce from the University of Virginia’s McIntire School of Commerce and is a Certified Public Accountant in Texas. Mr. Forson is a valuable member of our board of directors because of his senior executive experience and extensive experience with accounting and financial reporting matters.

Paul E. Rowsey. Mr. Rowsey has served as one of our independent directors since January 2019. Mr. Rowsey served as the Executive Chairman of JLB Partners LLC, a privately-held real estate operating and development company, from 2018 to 2021. Mr. Rowsey served as Chief Executive Officer of Compatriot Capital, Inc., a privately-held diversified real estate investment company, from 2011 to 2017. Since 2000, Mr. Rowsey has served as Chairman, managing partner, and co-founder of E2M Partners, LLC, a privately-held real estate investment management company. Mr. Rowsey served as president of Rosewood Property Company, a privately- held real estate operating and development company, from 1987 to 2000. Mr. Rowsey served as a partner at Property Company of America, a privately-held real estate operating and development company, from 1984 to 1987. Mr. Rowsey was an attorney at Hewitt, Johnson, Swanson & Barbee from 1980 to 1984. Mr. Rowsey has served as Non-Executive Chairman of the Board, Chair of the Nominating and Governance Committee, Lead Director, and member of the Audit, Finance and Compensation Committees of Valaris plc (f/k/a Ensco plc), a London-based company engaged in offshore contract drilling, since 2000. Mr. Rowsey served as Non-Executive Director, Chairman of the Executive Compensation Committee, member of the Audit Committee, and Chairman of a number of Special Committees of Crescent Real Estate Equities Company, a diversified real estate investment trust sold to Morgan Stanley Real Estate Fund, Inc. in 2007, from 1994 to 2007. Mr. Rowsey has served on the Executive Committee, Compensation Committee, and as Non-Executive Director of KDC Holdings LLC, a commercial real estate development and investment company, since 2008. Mr. Rowsey has served as Non-Executive Director of Powdr Corporation, an Alpine skiing and outdoor adventure company, since 2006. Mr. Rowsey served as Lead Director of JLB Partners LLC, a multi-family development and investment company, from 2012 to 2018. Mr. Rowsey served as Non-Executive Director and Lead Director of Village Green Holding LLC, a multi-family development and management company, from 2011 to 2017. Mr. Rowsey served as the Non-Executive Director and on the Compensation Committee of AMC, Inc., a diversified real estate and wholesale market investment operating company, from 1995 to 2005. Mr. Rowsey earned a B.A. in History and Management Science from Duke University and a J.D. from Southern Methodist School of Law. Mr. Rowsey is a valuable member of our board of directors because of his experience as a director and executive officer for public and private companies and real estate investment and development companies, and his expertise in legal matters.

Ray Nixon. Mr. Nixon has served as one of our independent directors since January 2019. Mr. Nixon has over 40 years of industry experience. Mr. Nixon served as the Executive Director and Portfolio Manager at the $80 billion investment firm Barrow, Hanley, Mewhinney & Strauss, LLC from 1994 until his retirement in June 2019. Mr. Nixon served as a member of Smith Barney, Inc.’s Investment Policy Committee and as the firm’s lead institutional stockbroker for the Southwest from 1979 to 1994. Mr. Nixon chairs the Texas Health Resources Investment Committee, which oversees a $6.7 billion fund. Mr. Nixon is a Trustee of the UT Southwestern Foundation and is a member of the investment committee. Mr. Nixon is a member of the board of directors of the $59 billion endowment for the University of Texas and Texas A&M University. Mr. Nixon previously served as a research analyst for the Teacher Retirement System of Texas. Mr. Nixon earned a B.A. and an M.B.A. from the University of Texas at Austin. Mr. Nixon is a valuable member of our board of directors because of his extensive investment industry experience, prior service as a director and successful leadership through multiple economic cycles.

The individuals who serve as our executive officers have certain responsibilities arising from Maryland law, our charter and our bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our board of directors from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.

Committees of the Board of Directors

Our entire board of directors is responsible for supervising our business. However, pursuant to our charter, our board of directors may delegate some of its powers to one or more committees as deemed appropriate by the board of directors, provided that each committee consists of at least a majority of independent directors. Members of each committee are appointed by our board of directors.

Audit Committee. Our board of directors has established an audit committee, which consists of Messrs. Forson, Kelly, Nixon and Rowsey. Mr. Forson serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:
•our accounting and financial reporting processes;
•the integrity and audits of our financial statements;

•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent auditors; and
•the performance of our internal and independent auditors.

In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

The board of directors has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to such procedures and of any whistleblower complaints.
Corporate Governance

Code of Conduct. We have adopted a Code of Conduct that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser deemed to be within the scope of the Code of Conduct in light of the services they provide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Conduct, as it relates to those also covered by Invesco’s code of conduct, operates in conjunction with, and in addition to, Invesco’s code of conduct. Our Code of Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics.

Our Code of Conduct is available on our website, www.inreit.com. Stockholders may also request a copy of the Code of Conduct, which will be provided without charge, by writing to Invesco Real Estate Income Trust Inc. at 2001 Ross Avenue Suite 3400, Dallas, Texas 75201, Attention: Compliance. If, in the future, we amend, modify or waive a provision in the Code of Conduct, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Corporate Governance Guidelines. We have also adopted corporate governance guidelines to advance the functioning of our board of directors, the audit committee and any other committees of our board of directors and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.

ITEM 11.     EXECUTIVE COMPENSATION
Compensation of Directors

We compensate each of our independent directors with an annual retainer of $75,000, plus an additional retainer of $10,000 to the chairperson of our audit committee. We pay this compensation in quarterly installments, with 75% of each such quarterly installment paid in cash and the remaining 25% of each installment paid in grants of shares of our Class E common stock based on the then-current per share transaction price of our Class E shares at the time of grant. Prior to the commencement of the Offering, the remaining 25% of the compensation was paid in grants of shares of our Class N common stock. Stock grants will vest immediately upon the date of grant. We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for actual and reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, the cost of airfare, hotel and food). Our directors who are affiliated with Invesco or the Adviser do not receive additional compensation for serving on the board of directors or committees thereof. The shares of stock granted to our independent directors are granted pursuant to the terms and conditions of our equity incentive plan, which has been adopted by our board of directors and approved by our stockholders. We exchanged all shares of Class N common stock held by our directors into shares of our Class E common stock at the commencement of the Offering.

The following table sets forth the compensation to paid to our independent directors for the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
James H. Forson	$63,750	$21,250	$85,000
Paul E. Rowsey	$56,250	$18,750	$75,000
Ray Nixon	$56,250	$18,750	$75,000
R. David Kelly	$56,250	$18,750	$75,000
(1)The grants of shares were made in February, May, August and November 2021 and vest immediately.
Executive Compensation
We are externally managed and do not have any employees. Our executive officers are employees of the Adviser or one or more of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities. As a result, our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser or its affiliates. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers; we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers; our executive officers have not received any nonqualified deferred compensation; and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay the Advisor the fees under the Advisory Agreement.

Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 1, 2022, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2001 Ross Avenue, Suite 3400, Dallas Texas 75201.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Named Executive Officer
R. Scott Dennis(1)	7,780	*
James H. Forson	6,196	*
R. David Kelly(3)	5,942	*
Paul S. Michaels(2)	36,849	*
J. Ray Nixon	11,107	*
R. Lee Phegley, Jr	—	*
Paul E. Rowsey	20,483	*
Beth A. Zayicek	3,890	*
All current executive officers and directors as a group (8 persons)	92.247	1%
Beneficial Owner of More Than 5% of Outstanding Shares
Massachusetts Mutual Life Insurance Company	8,777,697	60%
Invesco Global Property Plus Fund	3,986,388	27%
Invesco Realty, Inc.	1,406,349	10%
* Represents less than 1%.
(1)Shares are owned by Dennis Family Partners, Ltd., a limited partnership which is indirectly owned by R. Scott Dennis and his wife and controlled by R. Scott Dennis.
(2)Shares are owned by P&L Michaels Investments LLC, a limited liability company which is owned and controlled by Paul S. Michaels and his wife.
(3)Includes 3,884 shares held by the Ralph David Kelly Revocable Trust, of which R. David Kelly is the grantor and trustee.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans under which shares of our common stock or other equity securities may be granted from time to time:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warranties, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	192,121
Total	—	$—	192,121

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence

Our charter and Corporate Governance Guidelines require a majority of the members of our Board of Directors to be “independent” directors in accordance with the criteria in our Charter, Bylaws, the applicable rules of the SEC and the listing standards of the New York Stock Exchange (“NYSE”). Our Audit Committee charter also requires that all members of our Audit Committee be “independent” directors. Based upon its review, our Board of Directors has affirmatively determined that each of Messrs. Forson, Kelly, Nixon and Rowsey are “independent” members of our Board of Directors under all applicable standards for independence, including with respect to service on our Audit Committee.

Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with us or our Adviser. A director is deemed to be associated with us or our Adviser if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with us, our Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by us or advised by our Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from the Company, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Company, our Adviser or any of their affiliates or us. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our Charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Certain Transactions with Related Persons

The Adviser

We are externally managed by our Adviser, Invesco Advisers, Inc. The Adviser is an indirect, wholly-owned subsidiary of Invesco, and the registered investment adviser for Invesco Real Estate.

The Adviser will utilize the personnel and global resources of Invesco Real Estate to provide investment management services to us under the Advisory Agreement. The Adviser has contractual and fiduciary responsibilities to us under the Advisory Agreement and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support.

The Advisory Agreement

Our board of directors at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company and the Operating Partnership. Under the Advisory Agreement, our board of directors has delegated to the Adviser the authority to source, evaluate and monitor our investments and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, strategies, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us under the Advisory Agreement, and we believe that Invesco Real Estate currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement. Set forth below is a summary of certain terms of the Advisory Agreement.

Services

Under the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

•serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•sourcing, evaluating and monitoring our and Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and Operating Partnership’s assets, in accordance with our investment objectives, strategies, guidelines, policies and limitations, subject to oversight by our board of directors;
•with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;
•serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our and Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

Term and Termination Rights
The current term of the Advisory Agreement expires on December 31, 2022, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•immediately by us (1) for “cause,” or (2) upon the bankruptcy of the Adviser;
•immediately by the Adviser upon a change of control (as defined in the Advisory Agreement) of our company or the Operating Partnership;
•upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by the Adviser.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function.

Management Fee, Performance Participation Interest and Expense Reimbursements

Management Fee

As compensation for its services provided under the Advisory Agreement, we pay the Adviser a management fee equal to 1.0% of NAV for our Class T shares, Class S shares, Class D shares and Class I shares per annum payable monthly. We will not pay a management fee with respect to the Class E shares issued in this offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum.
In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation interest, stockholder servicing fees or distributions payable on our shares. Notwithstanding the foregoing, the value of our investments in real estate funds managed by the Adviser or its affiliates will be excluded from our NAV for purposes of calculating the management fees.

The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the year ended December 31, 2021, we incurred management fees of approximately $28,000 which is accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.

Special Limited Partner Interest

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive allocations from the Operating Partnership equal to (1) with respect to all classes of Operating Partnership units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined below) (the “Performance Participation”), and (2) with respect to Class N Operating Partnership units, 10% of the Class N Total Return, subject to a 7% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each term as defined below) (the “Class N Performance Participation”).

Performance Participation
With respect to Class T units, Class S units, Class D units and Class I units, the Special Limited Partner will be allocated a Performance Participation in an amount equal to:
• First, if the Total Return for the applicable period exceeds the sum of (1) the Hurdle Amount for that period and (2) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(1)All distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year, plus
(2)The change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual to the Performance Participation and (z) applicable stockholder servicing fee expenses (including any payments made to us for payment of such expenses).
“Hurdle Amount” for any period during a calendar year means that amount that results in a 6% annualized internal rate of return on the NAV of the Operating Partnership units (other than Class N units and Class E units) outstanding at the beginning of the then-current calendar year and all Operating Partnership units (other than Class N units and Class E units) issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Participation and applicable stockholder servicing fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Operating Partnership units repurchased during such period, which units will be subject to the Performance Participation upon repurchase as described below.
Except as described below in regards to Loss Carryforward Amounts, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units (other than Class N units and Class E units) repurchased during such year, which units will be subject to the Performance Participation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Participation. This is referred to as a “High Water Mark.”

Class N Performance Participation
With respect to Class N Operating Partnership units only, the Special Limited Partner will be allocated a Class N Performance Participation in an amount equal to:
•First, if the Class N Total Return for the applicable period exceeds the sum of (1) the Class N Hurdle Amount for that period and (2) the Class N Loss Carryforward Amount (any such excess, “Class N Excess Profits”), 50% of such Class N Excess Profits until the total amount allocated to the Special Limited Partner equals 10% of the sum of (x) the Class N Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Class N Excess Profits, 10% of such remaining Class N Excess Profits.
“Class N Total Return” for any period since the end of the prior calendar year shall equal the sum of:
(1)all distributions accrued or paid (without duplication) on the Class N Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year, plus
(2)the change in aggregate NAV of such Class N units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Class N Operating Partnership units, (y) any allocation/accrual to the Class N Performance Participation and (z) applicable stockholder servicing fee expenses (including any payments made to us for payment of such expenses).
For the avoidance of doubt, the calculation of Class N Total Return will (1) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year but (2) exclude the proceeds from the initial issuance of such units.
“Class N Hurdle Amount” for any period during a calendar year means that amount that results in a 7% annualized internal rate of return on the NAV of the Class N Operating Partnership units outstanding at the beginning of the then-current calendar year and all Class N Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Class N Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Class N Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Class N Performance Participation and applicable stockholder servicing fee expenses, provided that the calculation of the Class N Hurdle Amount for any period will exclude any Class N Operating Partnership units repurchased during such period, which units will be subject to the Class N Performance Participation upon repurchase as described below.
Except as described below in regards to Class N Loss Carryforward Amounts, any amount by which Class N Total Return falls below the Class N Hurdle Amount will not be carried forward to subsequent periods.
“Class N Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Class N Total Return and decrease by any positive annual Class N Total Return, provided that the Class N Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Class N Loss Carryforward Amount will exclude the Class N Total Return related to any Class N Operating Partnership units repurchased during such year, which units will be subject to the Class N Performance Participation upon repurchase as described below. The effect of the Class N Loss Carryforward Amount is that the recoupment of past annual Class N Total Return losses will offset the positive annual Class N Total Return for purposes of the calculation of the Class N Performance Participation. This is referred to as a “Class N High Water Mark.”
Such allocations are made annually and accrue monthly. Distributions on the Performance Participation and Class N Performance Participation may be payable in cash, INREIT OP Class I units or INREIT OP Class E Units at the election of the Special Limited Partner. For the year ended December 31, 2021, the Special Limited Partner earned a performance participation interest that entitles it to receive $3.3 million. The amount was paid to the Special Limited Partner in the form of approximately 106,268 Class E units of our Operating Partnership on February 1, 2022.

Organization and Offering Expense Reimbursement
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of the foregoing advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2022. Through December 31, 2021, we did not reimburse the Adviser for any organization and offering costs.

Operating Expense Reimbursement

The Adviser has agreed to advance all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through the earlier of (i) the date that our aggregate NAV is at least $500 million and (ii) December 31, 2021. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the earlier of (a) the date that our aggregate NAV is at least $500 million and (b) December 31, 2021, subject to the limitations described below under “—Reimbursement by the Adviser.”

After the earlier of (1) the date that our aggregate NAV is at least $500 million and (2) December 31, 2021, we will reimburse the Adviser, subject to the limitations described below under “—Reimbursement by the Adviser,” for all costs and expenses of the Adviser and its affiliates incurred on our behalf (excluding the organizational and offering expenses discussed above), provided that the Adviser will be solely responsible for any expenses related to any personnel of the Adviser who provide investment advisory services to us under the Advisory Agreement (including each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, such costs and expenses eligible for reimbursement include, without limitation, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (3) expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, (4) the compensation and expenses of our directors, (5) expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form ADV, any reports to be filed with the CFTC, and any other reports, disclosures, or other regulatory filings of the Adviser and its affiliates relating to our activities (including our pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to us and Other Invesco Accounts)), and (6) all fees, costs and expenses of non-investment advisory services rendered to us by the Adviser or its affiliates in accordance with terms of the Advisory Agreement, including, without limitation, salaries and the cost of employee benefit plans and insurance with respect to personnel of the Adviser. During the year ended December 31, 2021, we incurred $0.7 million for costs of support personnel that were provided by the Adviser.

Through December 31, 2021, we did not reimburse the Adviser for any operating expenses.

Reimbursement by the Adviser

Commencing September 30, 2021 (four fiscal quarters after we made our first investment), the Advisor will reimburse us for any expenses that cause our Total Operating Expenses, including any distributions made to the Special Limited Partner with respect to its performance participation interest in the Operating Partnership, in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

To the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Advisor would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Advisor and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs.

For purposes of these limits:

•“Total Operating Expenses” are all costs and expenses paid or incurred by us, as determined under generally accepted accounting principles, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

•“Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, real estate-related debt and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.
•“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves

For the four fiscal quarters ended December 31, 2021, our total operating expenses of $7.1 million exceeded the 2%/25% Guidelines by $0.7 million. Our independent directors determined that the Excess Amount of total operating expenses for the four quarters ended December 31, 2021 was justified, and therefore will be reimbursed to the Adviser, because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets grew by 65% between the first and second halves of 2021 as we closed on five investments in the three months ended December 31, 2021, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in an increased performance participation interest. For the year ended December 31, 2021, our Total Operating Expenses were 2.2% and 89.5% of each of our Average Invested Assets and our Net Income, respectively.

During the year ended December 31, 2021, we incurred management fees of approximately $28,000 which is accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K. During the year ended December 31, 2021, the Special Limited Partner earned a performance participation interest of $3.3 million, the full amount which was accrued as of December 31, 2021. In February 2022, we issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance fee. As of December 31, 2021, the Adviser has advanced $6.4 million of general and administrative expenses on our behalf which are accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.

Independent Directors’ Review of Compensation

Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;
•the success of the Adviser in generating investments that meet our investment objectives;
•rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•additional revenues realized by the Adviser and its affiliates through their advisory relationship with us (including the performance participation interest paid to the Special Limited Partner);
•the quality and extent of the services and advice furnished by the Adviser;
•the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.
Investment in Shares by Invesco Realty, Inc.
Invesco Realty, Inc. invested $200,000 in us through the purchase of 8,000 shares of Class N common stock at $25.00 per share as our initial capitalization. Subsequent to our initial capitalization, Invesco Realty, Inc. purchased $20.0 million in shares of our Class N common stock. These shares were then exchanged for Class T, Class S, Class D and Class I shares. Invesco Realty, Inc. may not submit the shares it purchases for repurchase pursuant to our share repurchase plan until the third anniversary of their purchase, and any such repurchase request may be accepted only after all requests from unaffiliated stockholders have been fulfilled. Invesco or its affiliate must continue to hold at least $200,000 in shares of our common stock for so long as Invesco or any affiliate thereof serves as our external adviser.

Dealer Manager Agreement

Upfront Selling Commissions and Dealer Manager Fees

Invesco Distributors, Inc. is our Dealer Manager. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares, Class N shares, Class E shares or shares of any class sold under our distribution reinvestment plan. During the year ended December 31, 2021, the Company did not incur any upfront selling commissions and upfront dealer manager fees.

Stockholder Servicing Fees

Subject to FINRA limitations on underwriting compensation, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of an advisor stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; provided, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, and provided, further that the sum of such fees will always equal 0.85% per annum of the NAV of such shares,
•with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and

•with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.

We will not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class E shares or Class N shares.

During the year ended December 31, 2021, the Company did not incur any stockholder servicing fees that were paid to the Dealer Manager.

The stockholder servicing fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), each with an equivalent aggregate NAV as such share. Although we cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares, this fee would be paid with respect to a Class T share (in the case of a limit of 8.75% of gross proceeds) or Class S share over approximately seven years from the date of purchase and with respect to a Class D share over approximately 30 years from the date of purchase, assuming payment of the full upfront selling commissions and dealer manager fees, opting out of the distribution reinvestment plan and a constant NAV of $25.00 per share.

In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (1) a listing of Class I shares, (2) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which our stockholders receive cash or securities listed on a national securities exchange, or (3) after the completion of the primary portion of this offering, the end of the month in which we, with the assistance of the Dealer Manager, determine that, in the aggregate, underwriting compensation from all sources in connection with this offering, including upfront selling commissions and dealer manager fees, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.

Eligibility to receive the stockholder servicing fee is conditioned on a broker-dealer providing the following ongoing services with respect to the Class T, Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. For Class T shares, advisor stockholder services are answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests and dealer stockholder services are assistance with recordkeeping. If the applicable broker-dealer is not eligible to receive the stockholder servicing fee due to failure to provide these services, the Dealer Manager will waive the stockholder servicing fee that broker-dealer would have otherwise been eligible to receive. The stockholder servicing fees are ongoing fees that are not paid at the time of purchase.

Fees Paid to Our Dealer Manager

During the fiscal year ended December 31, 2021, we did not pay the Dealer Manager for any upfront selling commissions, dealer manager fees and stockholder servicing fees.

For the fiscal year ended December 31, 2021, the costs of raising capital in our Offering, which represent all upfront selling commissions, upfront dealer manager fees, stockholder servicing fees and organization, offering costs and underwriting compensation accrued by us during the year ended December 31, 2021, represented 5.9% of capital raised.

Relationship with MassMutual

Massachusetts Mutual Life Insurance Company, or MassMutual, is a significant shareholder of Invesco and owns the majority of our outstanding common stock with 7,372,812 shares outstanding and remaining capital commitments of $128.5 million as of December 31, 2021.

MassMutual Registration Rights
We have entered into an exchange and registration rights agreement with MassMutual (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, after September 28, 2025, the fifth anniversary of the initial sale of Class N shares to MassMutual, MassMutual may require us to exchange all or a portion of its Class N shares for shares of our common stock of any of the classes being sold in this offering, and file with the SEC, and maintain the effectiveness of (for no longer than three years), one or more registration statements registering the offer and sale of the new shares issued in such exchanges. MassMutual’s rights under the Registration Rights Agreement will terminate at any time that its aggregate shares of our common stock have an aggregate NAV per share of less than $20 million. We will have no obligation to assist MassMutual in the marketing or distribution of any shares registered for sale pursuant to the Registration Rights Agreement. We will pay all costs and expenses related to the performance of our obligations under the Registration Rights Agreement up to a maximum of $1.0 million.

MassMutual Automatic Repurchase Rights

We have entered into a subscription agreement with MassMutual under which we will repurchase MassMutual Shares on a monthly basis at a price per share equal to the NAV per Class N share as of the last day of the month preceding the Determination Date (as defined below) until we have repurchased at least $200 million of MassMutual Shares. In any month, MassMutual may elect to forego the next monthly repurchase.

The aggregate amount (based upon aggregate repurchase price) of MassMutual Shares that we are required to repurchase in any month will be equal to (a) the sum of 100% of monthly net proceeds to us from the sale of shares of common stock to Invesco Global Property Plus Fund, a sub-fund of Invesco Global Real Estate Fund FCP-RAIF (the "IGP+ Fund"), which is managed by an affiliate of the Adviser, as of the Determination Date, plus (b) between 50% and 100% (in our discretion) of the monthly net proceeds to us from the sale of shares of common stock to persons other than the IGP+ Fund as of the Determination Date, except that we will not be required to repurchase more than $70 million (based upon aggregate repurchase price) of MassMutual Shares during any Fundraising Period. "Fundraising Period" means each of (1) the period beginning on May 14, 2021, and ending on May 31, 2022, (2) the period beginning June 1, 2022 and ending on May 31, 2023, and (3) the period beginning on June 1, 2023 and ending on May 31, 2024. "Determination Date" means the date that is five business days prior to the first calendar day of the month in which the repurchase occurs.

In our sole discretion, we may repurchase an amount (based upon the aggregate repurchase price) of MassMutual Shares that exceeds $70 million in any Fundraising Period. We will not be required to repurchase more than $200 million (based upon the aggregate repurchase price paid by us) in MassMutual Shares over the course of the three Fundraising Periods.

At all times, we will limit monthly repurchases as necessary to ensure that the aggregate NAV of MassMutual Shares is not less than $50 million.

As of December 31, 2021, we have repurchased 2,388,175 Class N shares from MassMutual for an aggregate purchase price of $70.0 million.

MassMutual Repurchase Rights upon Request

We have entered into a subscription agreement with MassMutual pursuant to which, upon (a) the expiration of the Lock-Up Period (as defined below) and (b) our having repurchased the maximum amount of $200 million (based upon the aggregate repurchase price paid by us) of MassMutual shares as described above, MassMutual will have the right to request that we repurchase any outstanding MassMutual shares, subject to the terms set forth below. "Lock-Up Period" means the period beginnings on September 28, 2020 and ending upon the earlier of (1) May 14, 2024 (the third anniversary of the date we commenced this public offering) and (2) the date that our aggregate NAV is at least $1.5 billion.

Such repurchases will be made monthly upon written request of MassMutual at a price per share equal to the NAV per Class N share as of the last day of the immediately preceding month. The repurchase price of MassMutual shares may never be less than the applicable NAV per share for the month immediately preceding the month in which the repurchase occurs. MassMutual may revoke a repurchase request in writing at any time prior to the repurchase date.

The aggregate amount (based upon aggregate repurchase price) of MassMutual shares that we are required to repurchase in any month will be limited to no more than the lesser of (a) 15% of the net proceeds to us from the sale of shares of common stock or securities convertible into shares to common stock to persons other than MassMutual and its affiliates in the month immediately preceding the month in which MassMutual’s repurchase request is timely submitted, and (b) 1.5% of our aggregate NAV as of the last day of the month immediately preceding the month in which MassMutual’s repurchase request is timely submitted.

MassMutual Shares are not eligible for repurchase pursuant to our share repurchase plan.

Related Party Transaction Policies

Our charter contains policies on transactions with affiliated persons. Under the charter, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

For more information regarding our relationship with affiliated entities and other related party transactions, including the fees paid to our Advisor and its affiliates, see Note 12 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditors
During the period from October 28, 2019 (date of initial capitalization) to December 31, 2021, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by PwC for the years ended December 31, 2021 and 2020:

$ in thousands	December 31, 2021	December 31, 2020
Audit fees	$625	$275
Audit-related fees	285	170
Tax fees	170	79
All other fees	—	—
Total	$1,080	$524
Audit Fees. Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-related services. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.
All other fees. These are fees for any services not included in the above-described categories.

Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our Board of Directors, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-32 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F-1 of this Annual Report on Form 10-K.
(a)(3) Exhibits: Refer to the Exhibit Index starting on page 110 of this Annual Report on Form 10-K.
Exhibit Index

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

4.1
Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 20, 2021 and incorporated herein by reference).

10.1
Amended and Restated Advisory Agreement, dated July 14, 2021, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP and Invesco Advisers, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 20, 2021 and incorporated herein by reference).

10.2
Second Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated July 14, 2021, (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 20, 2021 and incorporated herein by reference).

10.3
Revolving Credit Agreement dated as of January 22, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.4
Waiver and First Amendment to Revolving Credit Agreement, dated March 25, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A. (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.5+
Contract of Sale, dated as of January 13, 2021, by and among Invesco Advisers, Inc., BIT HIGHLAND PARK APARTMENTS, LLC and BIT ENCORE AT FOREST PARK APARTMENTS, LLC (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.6 +
Loan Agreement, dated May 25, 2021, by and between Cortona Residences Owner, LLC and MetLife Real Estate Lending LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 1, 2021 and incorporated herein by reference).

10.7
Promissory Note, dated May 25, 2021, executed by Cortona Residences Owner, LLC and payable to MetLife Real Estate Lending LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 1, 2021 and incorporated herein by reference).

10.8
Subscription Agreement, dated July 29, 2021, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed by the Registrant with the Securities and Exchange Commission on November 15, 2021 and incorporated herein by reference).

10.9
Real Estate Sale Agreement, dated December 10, 2021, by and between DRI/CA Tempe, LLC and 1000 East Apache Owner, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2021 and incorporated herein by reference).

10.10
First Amendment to Real Estate Sale Agreement, dated December 17, 2021, by and between DRI/CA Tempe, LLC and 1000 East Apache Owner, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2021 and incorporated herein by reference).

10.11*	Second Amendment to Real Estate Sale Agreement, dated December 27, 2021, by and between DRI/CA Tempe, LLC and 1000 East Apache Owner, LLC

10.12
Purchase and Sale Agreement, dated December 29, 2021, by and between 1000 East Apache Owner, LLC and 1000 E Apache Blvd Ground Owner LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

10.13
Ground Lease Agreement, dated December 29, 2021, by and between 1000 E Apache Blvd Ground Owner LLC and 1000 East Apache Owner, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

10.14+
Term Loan Agreement, dated December 29, 2021, by and between 1000 East Apache Owner, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

10.15
Promissory Note, dated December 29, 2021, executed by 1000 East Apache Owner, LLC and payable to Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of Vida JV LLC & Subsidiaries as of and for the year ended December 31, 2021 and for the Period From September 29, 2020 (inception) to December 31, 2020

101
The following financial information from Invesco Real Estate Income Trust Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity and Redeemable Common Stock, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
* Filed herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM 16.      FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO REAL ESTATE INCOME TRUST INC.

March 28, 2022	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board, President and Chief Executive Officer
POWER OF ATTORNEY

We, the undersigned officers and directors of Invesco Real Estate Income Trust Inc., hereby severally constitute R. Scott Dennis and R. Lee Phegley and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report, and generally to do all such things in our names and in our capacities as officers and directors to enable Invesco Real Estate Income Trust Inc. to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 28, 2022	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board, President and Chief Executive Officer (principal executive officer)

March 28, 2022	/s/ R. Lee Phegley
Date	R. Lee Phegley Chief Financial Officer (principal financial officer and principal accounting officer)

March 28, 2022	/s/ Beth A. Zayicek
Date	Beth A. Zayicek Director

March 28, 2022	/s/ Paul S. Michaels
Date	Paul S. Michaels Director

March 28, 2022	/s/ James H. Forson
Date	James H. Forson Independent Director

March 28, 2022	/s/ R. David Kelly
Date	R. David Kelly Independent Director

March 28, 2022	/s/ Paul E. Rowsey
Date	Paul E. Rowsey Independent Director

March 28, 2022	/s/ Ray Nixon
Date	Ray Nixon Independent Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for Years Ended December 31, 2021, 2020 and for the Period October 28, 2019 (date of initial capitalization) through December 31, 2019	F-4

Consolidated Statements of Changes in Equity and Redeemable Common Stock for the Years Ended December 31, 2021, 2020 and for the Period October 28, 2019 (date of initial capitalization) through December 31, 2019
F-5

Consolidated Statements of Cash Flows for Years Ended December 31, 2021, 2020 and for the Period October 28, 2019 (date of initial capitalization) through December 31, 2019	F-6

Notes to Consolidated Financial Statements	F-8

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021	F-33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invesco Real Estate Income Trust Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in equity and redeemable common stock and of cash flows for the years ended December 31, 2021 and 2020 and for the period from October 28, 2019 (date of initial capitalization) to December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 and for the period from October 28, 2019 (date of initial capitalization) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 28, 2022

We have served as the Company’s auditor since 2019.

Invesco Real Estate Income Trust Inc.
Consolidated Balance Sheets

$ in thousands except share amounts	December 31, 2021	December 31, 2020
ASSETS
Investments in real estate, net	$434,373	$60,773
Investments in unconsolidated entities	115,285	89,284
Investments in real estate-related securities, at fair value	12,685	877
Intangible assets, net	21,977	7,600
Cash and cash equivalents	13,754	2,968
Restricted cash	1,745	750
Other assets	12,558	586
Total assets	$612,377	$162,838

LIABILITIES
Revolving credit facility	$75,500	$67,700
Mortgages payable, net	161,653	—
Financing obligation, net	53,619	—
Due to affiliates	16,930	4,868
Accounts payable, accrued expenses and other liabilities	5,907	1,844
Total liabilities	313,609	74,412

Commitments and contingencies (See Note 14)	—	—

Redeemable common stock, Class N shares, $0.01 par value per share, 7,372,812 and 3,247,457 shares issued and outstanding, respectively	224,667	83,194

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 186,821 and no shares issued and outstanding, respectively	2	—
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 186,821 and no shares issued and outstanding, respectively	2	—
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 186,821 and no shares issued and outstanding, respectively	2	—
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 186,715 and no shares issued and outstanding, respectively	2	—
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 2,244,581 and no shares issued and outstanding, respectively	22	—
Common stock, Class N shares, $0.01 par value per share, 600,000,000 shares authorized; 1,183,697 and 361,374 shares issued and outstanding, respectively	12	4
Additional paid-in capital	94,097	9,276
Accumulated deficit and cumulative distributions	(24,150)	(4,089)
Total stockholders' equity	70,030	5,232
Non-controlling interests in consolidated joint ventures	4,071	—
Total equity	74,101	5,232
Total liabilities, redeemable common stock and equity	$612,377	$162,838
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period October 28, 2019 (date of initial capitalization) through December 31, 2019
$ in thousands except share and per share amounts
Revenues
Rental revenue	$12,962	$36	$—
Other revenue	622	—	—
Total revenues	13,584	36	—
Expenses
Rental property operating	4,296	15	—
General and administrative	4,047	2,911	—
Management fee – related party	28	—	—
Performance participation interest – related party	3,280	—	—
Depreciation and amortization	10,457	37	—
Total expenses	22,108	2,963	—
Other income (expense), net
Income (loss) from unconsolidated entities, net	3,148	(120)	—
Income (loss) from real estate-related securities	(39)	8	—
Interest income	—	1	—
Interest expense	(2,977)	(288)	—
Other expense	(9)	—	—
Total other income (expense), net	123	(399)	—
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(8,401)	$(3,326)	$—
Dividends to preferred stockholders	$(8)	$(1)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	25	—	—
Net loss attributable to common stockholders	$(8,384)	$(3,327)	$—

Loss per share:
Net loss per share of common stock, basic and diluted	$(1.21)	$(5.80)	$—
Weighted average shares of common stock outstanding, basic and diluted	6,921,009	573,892	—
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Changes in Equity and Redeemable Common Stock

	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock
$ in thousands
Balance at October 28, 2019	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	200	—	200	—	200	—
Balance at December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200	$—
Proceeds from issuance of preferred stock, net of offering costs	41	—	—	—	—	—	—	—	—	41	—	41	—
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	4	8,947	—	8,951	—	8,951	83,194
Share-based compensation	—	—	—	—	—	—	—	129	—	129	—	129	—
Net loss	—	—	—	—	—	—	—	—	(3,326)	(3,326)	—	(3,326)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)	—
Common stock distributions	—	—	—	—	—	—	—	—	(762)	(762)	—	(762)	—
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	20	18	108,774	—	108,812	—	108,812	187,336
Distribution reinvestment	—	—	—	—	—	—	—	106	—	106	—	106	—
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—	—	(70,000)
Share-based compensation	—	—	—	—	—	—	—	78	—	78	—	78	—
Net loss	—	—	—	—	—	—	—	—	(8,376)	(8,376)	(25)	(8,401)	—
Exchange of common stock	—	2	2	2	2	2	(10)	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—
Common stock distributions	—	—	—	—	—	—	—	—	(11,677)	(11,677)	—	(11,677)	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	4,127	4,127	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(31)	(31)	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	(24,137)	—	(24,137)	—	(24,137)	24,137
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667

See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period October 28, 2019 (date of initial capitalization) through December 31, 2019
$ in thousands
Cash flows from operating activities:
Net loss	$(8,401)	$(3,326)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee – related party	28	—	—
Performance participation interest – related party	3,280	—	—
Income (loss) from unconsolidated entities, net	(3,148)	120	—
Depreciation and amortization	10,457	37	—
Share-based compensation	78	129	—
Straight-line rents	(517)	(11)	—
Amortization of below-market lease intangibles	(195)	—	—
Amortization of above-market lease intangibles	26	—	—
Amortization of deferred financing costs	700	165	—
Unrealized loss (gain) on real estate-related securities, net	168	(5)	—
Distributions of earnings from investments in unconsolidated entities	1,830	—	—
Other operating activities	68	—	—
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Increase in other assets	(351)	(60)	—
Increase in due to affiliates	4,503	3,433	—
Increase in accounts payable, accrued expenses and other liabilities	1,078	78	—
Net cash provided by operating activities	9,604	560	—
Cash flows from investing activities:
Acquisitions of real estate	(401,106)	(66,718)	—
Investments in unconsolidated entities	(29,630)	(90,233)	—
Pre-acquisition deposits	(3,390)	—	—
Capital improvements to real estate	(2,758)	—	—
Purchase of real estate-related securities	(14,079)	(873)	—
Proceeds from sale of real estate-related securities	2,864	—	—
Distributions of capital from investments in unconsolidated entities	4,948	829	—
Net cash used in investing activities	(443,151)	(156,995)	—
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	187,475	84,052	—
Repurchase of redeemable common stock	(70,000)	—	—
Proceeds from issuance of common stock	111,986	9,025	200
Proceeds from issuance of preferred stock, net of offering costs	—	41	—
Subscriptions received in advance	250	—	—
Proceeds from revolving credit facility	135,500	67,700	—
Repayment of revolving credit facility	(127,700)	—	—
Borrowings from mortgages payable	163,500	—	—
Borrowing from financing obligation	54,000	—	—
Payment of deferred financing costs	(3,138)	(605)	—
Contributions from non-controlling interests	4,127	—	—
Distributions to non-controlling interests	(31)	—	—
Preferred stock dividends	(8)	(1)	—
Common stock distributions	(10,633)	(259)	—
Net cash provided by financing activities	445,328	159,953	200
Net change in cash and cash equivalents and restricted cash	11,781	3,518	200
Cash and cash equivalents and restricted cash, beginning of period	3,718	200	—
Cash and cash equivalents and restricted cash, end of period	$15,499	$3,718	$200

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$13,754	$2,968	$200
Restricted cash	1,745	750	—
Total cash and cash equivalents and restricted cash	$15,499	$3,718	$200
Supplemental disclosures:
Interest paid	$1,743	$50	$—
Non-cash investing and financing activities:
Unsettled trade payable	$904	$—	$—
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$1,042	$57	$—
Accrued capital expenditures	$492	$—	$—
Accrued offering costs due to affiliates	$3,313	$931	$—
Distributions payable	$1,440	$503	$—
Distribution reinvestment	$107	$—	$—
Adjustment to carrying value of redeemable common stock	$24,137	$—	$—
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Notes to Consolidated Financial Statements

1.Organization and Business Purpose
Invesco Real Estate Income Trust Inc. (the “Company” or “we”) is focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner.
We were incorporated in October 2018 as a Maryland corporation and commenced real estate operations in September 2020. The Company qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2020. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
On May 14, 2021, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
We are also conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”).
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
The extent to which the ongoing COVID-19 pandemic impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, future action plans and vaccination distribution and efficacy. Despite recent market rebounds across many asset classes, the ongoing COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space and our ability to undertake development and redevelopment projects. These consequences, in turn, could materially impact our results of operations. The estimates and assumptions underlying these consolidated financial statements are based on the information available as of December 31, 2021, including judgments about the financial market and economic conditions which may change over time.

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
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in non-controlling interests in consolidated joint ventures and reported as equity of the Company on our consolidated balance sheets. The non-controlling partner’s interest is generally calculated as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the joint venture partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the joint venture partner is reported as net loss attributable to non-controlling interests in consolidated joint ventures on our consolidated statements of operations.
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
Valuation
Our investments in real estate-related securities are reported at fair value. We generally determine the fair value of our real estate-related securities by utilizing third-party pricing service providers and broker-dealer quotations on the basis of last available bid price. The carrying amount of the revolving credit facility, mortgage notes and financing obligation approximates fair value. Cost approximates fair value for all other assets and liabilities.

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
The following table details our assets measured at fair value on a recurring basis:

$ in thousands	December 31, 2021				December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments in real estate-related securities	$407	$12,278	$—	$12,685	$11	$866	$—	$877
Total	$407	$12,278	$—	$12,685	$11	$866	$—	$877
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
Restricted Cash
As of December 31, 2021 and 2020, restricted cash primarily consists of an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company. As of December 31, 2021, restricted cash also includes amounts in escrow for taxes and insurance related to mortgages at certain properties, as well as security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, we account for the transaction as an asset acquisition. As of December 31, 2021, we have accounted for all of our property acquisitions as asset acquisitions.
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
When a transaction is determined to be an asset acquisition, we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, leasing commissions and other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative fair values. We assess relative fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. We estimate future cash flows based on a number of factors including historical operating results, known and anticipated trends and market and economic conditions.
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
Intangible assets and intangible liabilities are recorded gross on our consolidated balance sheets. Intangible liabilities are presented as a component of other liabilities. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on our consolidated statements of operations. The amortization of in-place leases is a component of depreciation and amortization expense on our consolidated statements of operations.
The cost of buildings and improvements includes the purchase price of our properties and any acquisition-related costs, along with any subsequent improvements to such properties. Our investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building and land improvements	1 - 10 years
Furniture, fixtures and equipment	1 - 7 years
Lease intangibles	Over lease term
Leasehold improvements	Shorter of lease term or economic life of improvements
Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
Repairs and maintenance are expensed to operations as incurred and are included in rental property operating expense on our consolidated statements of operations.
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. We did not record any impairment losses for the years ended December 31, 2021 and 2020.

Investments in Unconsolidated Entities
We account for our investments in unconsolidated entities under the equity method of accounting. Under the equity method of accounting, we record our initial investment in an unconsolidated entity at cost and subsequently adjust the cost for our share of the unconsolidated entity's income or loss and cash contributions and distributions each period. We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment can require us to exercise significant judgment. We did not record any impairment losses on our investments in unconsolidated entities for the years ended December 31, 2021 and 2020.
Distributions received from equity method investments are classified in the consolidated statements of cash flows as either operating or investing activities based on the cumulative earnings approach. Under the cumulative earnings approach, we compare distributions received to our cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. The income or loss from equity method investments is included in income (loss) from unconsolidated entities, net in our consolidated statements of operations.
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
We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“GP Fund”), which was formed to obtain non-controlling general partner interest investments in retail properties. We have concluded that the GP Fund is also a VIE and that we are not the primary beneficiary because we share the power to direct the activities that most significantly impact GP Fund’s economic performance.
Investments in Real Estate-Related Securities
We invest in debt and equity securities of real estate companies. We have elected the fair market value option for accounting for investments in debt securities. We record changes in fair value of debt securities, interest income on debt securities, and bond premium and discount amortization as income from real estate-related securities in our consolidated statements of operations.
We record equity securities with readily determinable market values at fair value. We record dividend income on equity securities when declared. We record changes in fair value of equity securities and dividend income as income from real estate-related securities in our consolidated statements of operations.
Redeemable Common Stock
Certain shares of our Class N common stock are classified as redeemable common stock on our consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 10 — “Redeemable Common Stock”.
We report our redeemable common stock on our consolidated balance sheets at MassMutual’s redemption value. MassMutual’s redemption value is determined based on our net asset value (“NAV”) per Class N share as of our balance sheet date. We calculate NAV as GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation; accumulated depreciation and amortization; straight-line rent receivable and other assets. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.

Deferred Financing Costs
Direct costs associated with entering into our revolving credit facility are recorded as other assets on our consolidated balance sheets and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the agreement. Direct costs associated with entering into our mortgage notes and financing obligation are recorded as an offset to the related liability and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the mortgage notes and financing obligation.
Revenue Recognition
We recognize rental revenue on our leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of our contracts are, or contain leases, and therefore revenue is recognized on the lease commencement date when the leased asset has been made available for use by the lessee. At the commencement of a new lease, including new leases that arise from amendments, we assess the terms and conditions of the lease to determine the proper lease classification.
A lease is classified as an operating lease if none of the following criteria are met: (i) ownership transfers to the lessee at the end of the lease term, (ii) the lessee has a purchase option that is reasonably certain to be exercised, (iii) the lease term is for a major part of the economic life of the leased property, (iv) the present value of the future lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the leased property, and (v) the leased property is of such a specialized nature that it is expected to have no future alternative use to the Company at the end of the lease term. If one or more of these criteria are met, the lease will generally be classified as a sales-type lease, unless the lease contains a residual value guarantee from a third party other than the lessee, in which case it would be classified as a direct financing lease under certain circumstances.
Rental revenue primarily consists of fixed contractual base rent arising from tenant leases at our properties under operating leases. Revenue under operating leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the consolidated balance sheets. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
Our contracts may contain nonlease components (e.g., charges for management fees, common area maintenance, and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. We do not segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as rental revenues in the accompanying consolidated statements of operations.
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. In accordance with the Lease Modification Q&A, we have made a policy election to not account for concessions as a lease modification if the total cash flows after the lease concessions are substantially the same, or less than, the cash flows in the original lease. However, if in the future, a concession is granted that modifies the terms and significantly alters the cash flows of the original lease, we will account for the change as a lease modification. We did not make any lease concessions in the years ended December 31, 2021 and 2020 as a result of the COVID-19 pandemic.
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

We may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. Revenues related to self-storage unrelated business taxable income (“UBTI”) and revenue from our preferred equity investment in a retail operating company are recorded in the TRS along with any corresponding expenses. We account for applicable income taxes by utilizing the asset and liability method. As such, we record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. During the year ended December 31, 2021, we recorded both a net tax liability and a deferred tax liability of approximately $9,000. These were recorded within other expense on our consolidated statements of operations and other liabilities on the consolidated balance sheets, respectively. The current expense for the year ended December 31, 2021 is approximately $48,000, consisting of federal and state taxes. Our TRS did not have material deferred tax assets or liabilities during the year ended December 31, 2020. As of December 31, 2021, our tax years 2018 through 2021 remain subject to examination by the United States tax authorities.
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
As of December 31, 2021 and 2020, the Adviser and its affiliates incurred organization expenses of $1.2 million and $1.2 million, respectively, as well as offering expenses of $1.1 million and $0.9 million, respectively, on our behalf for the Private Offerings that are recorded as a component of due to affiliates on our consolidated balance sheets. We recorded the organization expenses associated with the Private Offerings as general and administrative expenses and recorded the offering costs as an offset to the related class of common stock based on the relative proceeds raised in the Private Offerings.
As of December 31, 2021, the Adviser and its affiliates have incurred organization expenses of $0.3 million and offering costs of $3.1 million on our behalf for the Offering that are recorded as a component of due to affiliates on our consolidated balance sheets. Organization and offering expenses related to the Offering became a liability of the Company on May 14, 2021, the date on which the Offering commenced. We record organization costs associated with the Offering as general and administrative expenses on our consolidated statements of operations. Offering costs associated with the Offering are recorded as an offset to additional paid-in capital on our consolidated balance sheets. As of December 31, 2020, the Adviser incurred organization and offering costs on our behalf for the Offering of $0.2 million and $1.6 million, respectively; however, we did not record organization and offering expenses related to the Offering in our consolidated financial statements as of December 31, 2020, because these expenses were not our obligation until the Offering commenced on May 14, 2021.
Invesco Distributors, Inc. (the “Dealer Manager”) is serving as the dealer manager for the Primary Offering. See Note 12 — “Related Party Transactions” for more information on our relationship with the Dealer Manager and a description of selling commissions and dealer manager fees.

Earnings (Loss) per Share
We calculate basic earnings (loss) per share by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. All classes of common stock are allocated net earnings (loss) at the same rate per share and receive the same gross distribution per share. We calculate diluted net earnings (loss) per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. As of December 31, 2021 and 2020, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of fully-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of the advisory agreement between us and the Adviser (the “Advisory Agreement”); however, as of December 31, 2021, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 11 — “Equity” for additional information regarding share-based compensation.
Share-based compensation arrangements may include options, stock appreciation rights, restricted stock and other share-based awards. We recognize compensation expense related to share-based awards to our independent directors in our consolidated financial statements based on the fair value of the award on the date of grant.
Recent Accounting Pronouncements
In January 2021, the FASB expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The new guidance expands the temporary optional expedients and exceptions to GAAP for contract modifications, hedge accounting and other relationships that reference the London Interbank Offered Rate (“LIBOR”) to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). We will evaluate our contracts that are eligible for modification relief and may apply the elections prospectively as needed. We have not adopted any of the optional expedients or exceptions as of December 31, 2021. The guidance can be applied through December 31, 2022.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	December 31, 2021	December 31, 2020
Building and improvements	$365,687	$44,317
Land and land improvements	64,127	16,483
Furniture, fixtures and equipment	8,690	—
Total	438,504	60,800
Accumulated depreciation	(4,131)	(27)
Investments in real estate, net	$434,373	$60,773

The following table details the properties acquired during the year ended December 31, 2021:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Cortona Apartments	100%	1	Multifamily	January 2021	$71,083
Meridian Business 940	95%	1	Industrial	September 2021	29,615
Bixby Kennesaw	98%	1	Student housing	September 2021	78,663
Salem Self Storage	100%	3	Self-storage	September 2021	47,872
South Loop Storage	100%	1	Self-storage	September 2021	11,141
Tempe Student Housing	98%	1	Student housing	December 2021	163,692
		8			$402,066
(1)Purchase price includes acquisition-related costs.
The following table details the properties acquired during the year ended December 31, 2020:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Willows Facility	100%	1	Office	December 2020	$35,729
Excelsior Warehouse	100%	1	Industrial	December 2020	18,594
Industry Warehouse	100%	1	Industrial	December 2020	12,483
		3			$66,806
(1)Purchase price includes acquisition-related costs.
The following table summarizes the allocation of the total cost for properties acquired during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
$ in thousands	2021	2020
Building and improvements	$317,690	$44,318
Land and land improvements	47,627	16,482
Lease intangibles(1)	19,416	7,611
Capitalized tax abatement(2)	7,427	—
Furniture, fixtures and equipment	8,646	—
Above-market lease intangibles	1,322	—
Below-market lease intangibles	(72)	(1,605)
Other	10	—
Total purchase price(3)	$402,066	$66,806
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over its remaining useful life. See Note 7 — “Other Assets” for additional information on the capitalized tax abatement.
(3)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2021 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	2.8	13.3	13.8	0.75

The weighted-average amortization periods for intangible assets acquired in connection with our acquisitions during the year ended December 31, 2020 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	9.4	9.8	8.3
4.Investments in Unconsolidated Entities
As of December 31, 2021, we held four investments in unconsolidated entities for an aggregate investment balance of $115.3 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of December 31, 2021 and 2020, and our share of the unconsolidated entities’ income (loss) for the years ended December 31, 2021 and 2020 were as follows:

$ in thousands		Carrying Amount		INREIT’s Share of Unconsolidated Entities Income (Loss)
Entity	Ownership Percentage(1)	2021	2020	2021	2020
Vida JV LLC(2)	42.5%	$80,455	$76,166	$920	$(199)
San Simeon Holdings(3)	—	21,088	13,118	1,996	79
PTCR Holdco, LLC(4)	—	7,749	—	189	—
GP Fund(5)	6.8% - 9.0%	5,993	—	43	—
Total		$115,285	$89,284	$3,148	$(120)
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)In September 2020, we formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of December 31, 2021 and 2020, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of December 31, 2021, Vida JV LLC owned a portfolio of twenty separate medical office buildings. As of December 31, 2020, Vida JV LLC owned a portfolio of eighteen separate medical office buildings.
(3)In December 2020, we invested in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our investment is structured as a preferred membership interest. The investment yields a current pay rate of 6.00%, increasing 0.50% annually during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. See Note 14 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). In October 2021, ITP LLC acquired a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company for $7.6 million.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“GP Fund”), which was formed to obtain non-controlling general partner interests in retail properties. In October 2021 and December 2021, ITP LLC acquired non-controlling general partner interests through its interest in the GP Fund ranging from 6.8% to 9.0% in six retail properties for $5.9 million.

The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	December 31, 2021				December 31, 2020
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$407,574	$122,661	$234,015	$764,250	$366,482	$112,594	$—	$479,076
Total liabilities	(218,845)	(79,237)	(94,373)	(392,455)	(187,882)	(76,322)	—	(264,204)
Total equity	$188,729	$43,424	$139,642	$371,795	$178,600	$36,272	$—	$214,872
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Year Ended December 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$36,100	$8,517	$36,418	$81,035
Net income (loss)	2,207	1,663	4,244	8,114

	Year Ended December 31, 2020
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$5,716	$388	$—	$6,104
Net income (loss)	(489)	33	—	(456)
5.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	December 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$7,171	$(83)	$7,088	$(154)	$6,934	3.60%	8/11/2042
Corporate debt	5,125	226	5,351	(7)	5,344	3.58%	3/29/2026
Total	$12,296	$143	$12,439	$(161)	$12,278

	December 31, 2020
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$716	$11	$727	$2	$729	3.39%	1/22/2032
Corporate debt	125	9	134	3	137	2.55%	1/15/2025
Total	$841	$20	$861	$5	$866
As of December 31, 2021 and 2020, we also hold investments in preferred stock of real estate investment trusts with a fair value of $0.4 million and approximately $11,000, respectively, and a period-end weighted average yield of 6.78% and 6.52%, respectively.

6.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	December 31, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$24,094	$(6,115)	$17,979
Leasing commissions	2,932	(230)	2,702
Above-market lease intangibles	1,322	(26)	1,296
Total intangible assets, net	$28,348	$(6,371)	$21,977

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,677	$(195)	$1,482
Total intangible liabilities, net	$1,677	$(195)	$1,482

	December 31, 2020
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$5,475	$(7)	$5,468
Leasing commissions	2,136	(4)	2,132
Total intangible assets, net	$7,611	$(11)	$7,600

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,605	$—	$1,605
Total intangible liabilities, net	$1,605	$—	$1,605
The estimated future amortization of our intangibles for each of the next five years and thereafter as of December 31, 2021 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2022	$11,861	$290	$96	$(267)
2023	746	289	96	(194)
2024	746	289	96	(194)
2025	746	289	96	(194)
2026	746	289	96	(194)
Thereafter	3,134	1,256	816	(439)
	$17,979	$2,702	$1,296	$(1,482)

7.Other Assets
The following table summarizes the components of other assets:

$ in thousands	December 31, 2021	December 31, 2020
Capitalized tax abatement, net(1)	$7,049	$—
Deposits	3,460	—
Deferred financing costs, net	818	440
Deferred rent	528	11
Prepaid expenses	460	130
Other	243	5
Total	$12,558	$586
(1)In January 2021, we obtained a tax abatement in conjunction with our purchase of the Cortona Apartments with an expiration date of December 31, 2038 and are amortizing the tax abatement over its remaining useful life as a component of rental property operating expenses in the consolidated statements of operations. The estimated annual amortization is $0.4 million. As of December 31, 2021, accumulated amortization of the capitalized tax abatement was $0.4 million.
8.Borrowings
Revolving Credit Facility
On September 23, 2020, INREIT OP entered into a revolving credit facility with Bank of America, N.A. (“Bank of America”). During the year ended December 31, 2021, we entered into a new revolving credit facility (“Revolving Credit Facility”) and repaid our previous revolving credit facility.
The following is a summary of the revolving credit facility:

$ in thousands	December 31, 2021
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size (2)	Principal Outstanding Balance
Revolving Credit Facility	L + applicable margin(1)	1/22/2024	$100,000	$75,500

$ in thousands	December 31, 2020
Indebtedness	Interest Rate	Maturity Date	Maximum Facility Size	Principal Outstanding Balance
Revolving Credit Facility	L + applicable margin(1)	9/22/2021	$75,000	$67,700
(1)Borrowings under the Revolving Credit Facility bear interest at a rate equal to daily adjusted one-month LIBOR or a base rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America as its “prime rate” or (3) the one-month LIBOR rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the years ended December 31, 2021 and 2020, was 1.72% and 2.00%, respectively.
(2)As of December 31, 2021, the borrowing capacity on the Revolving Credit Facility is $20.1 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties. On January 21, 2022, we entered into an amendment for our Revolving Credit Facility which increased our maximum facility size from $100 million to $150 million and converted the benchmark interest rate for all outstanding borrowings from daily adjusted one-month LIBOR to Term SOFR with a borrowing period of one month.
As of December 31, 2021, we are in compliance with all loan covenants.

Mortgages Payable
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	December 31, 2021	December 31, 2020
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$—
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	53,000	53,000	—
Tempe Student Housing	L + applicable margin(4)	1/01/2025	65,500	65,500	—
Total mortgages payable				163,500	—
Deferred financing costs, net				(1,847)	—
Mortgages payable, net				$161,653	$—
(1)The term “L” refers to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR. The weighted-average interest rate for the year ended December 31, 2021 was 2.65%.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.60% plus (ii) one-month LIBOR. The weighted-average interest rate for the year ended December 31, 2021 was 1.69%.
(4)The mortgage note secured by Tempe Student Housing bears interest at (i) 1.75% plus (ii) 30-Day SOFR Average as published on the website of the Federal Reserve Bank of New York. The weighted-average interest rate for the year ended December 31, 2021 was 1.80%.
As of December 31, 2021, we are in compliance with all loan covenants.
Financing Obligation
On December 29, 2021, we purchased Tempe Student Housing, a student housing property at Arizona State University in Tempe, Arizona, for $163.0 million, exclusive of closing costs. Concurrently with the acquisition, we entered into a sale and leaseback transaction whereby we sold Tempe Student Housing to an unaffiliated third party for $54.0 million and simultaneously entered into a lease agreement with the same unaffiliated third party to lease the property back. The lease is for a period of 104 years and is considered a finance lease. The lease requires an initial annual lease payment of $1.4 million, subject to annual increases whereby the new lease payment will equal 102% of the prior year’s lease payment plus periodic adjustments based on the Consumer Price Index for All Urban Consumers: All Items.
The sale and leaseback of Tempe Student Housing is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of Tempe Student Housing is not recognized and the property continues to be included within our consolidated financial statements. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.4 million, are accounted for as a financing obligation on our consolidated balance sheets. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.

The following table presents the future principal payments due under our outstanding borrowings as of December 31, 2021:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2022	$—	$—	$—	$—
2023	—	—	3	3
2024	75,500	—	6	75,506
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
Thereafter	—	45,000	36,324	81,324
Total	$75,500	$163,500	$36,354	$275,354
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	December 31, 2021	December 31, 2020
Intangible liabilities, net	$1,482	$1,605
Accounts payable and accrued expenses	1,237	36
Unsettled trade payable	904	—
Real estate taxes payable	743	—
Accrued interest expense	608	73
Tenant security deposits	274	130
Subscriptions received in advance	250	—
Prepaid rental income	409	—
Total	$5,907	$1,844
10.Redeemable Common Stock
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock (the “MassMutual Shares”). In July 2021, MassMutual entered into a subscription agreement (the “Subscription Agreement”) to purchase up to $200.0 million of Class N shares of our common stock in the Class N Private Offering upon our request at one or more closings held prior to January 29, 2023. MassMutual had previously agreed to purchase up to $200.0 million of Class N Shares under its initial subscription agreement with us (as amended, the “Initial Subscription Agreement”). We called the entirety of MassMutual’s commitment under the Initial Subscription Agreement before issuing any capital calls under the Subscription Agreement. All MassMutual shares, whether under the Subscription Agreement or the Initial Subscription Agreement, will be classified as redeemable common stock because MassMutual has the contractual right to redeem the shares under certain circumstances as described below.
As of December 31, 2021, we have issued 9,760,987 shares of redeemable common stock to MassMutual for proceeds of $271.5 million and repurchased 2,388,175 shares of redeemable common stock for $70.0 million. MassMutual has committed to purchase an additional $128.5 million of Class N common stock at our request prior to January 20, 2023.

We will repurchase Class N Shares acquired by MassMutual under the Subscription Agreement or the Initial Subscription Agreement on a monthly basis at a price per share that will generally be equal to the NAV per Class N Share as of the last day of the month preceding the Determination Date. “Determination Date” means the date that is five business days prior to the first calendar day of the month in which the repurchase occurs. The aggregate amount of MassMutual Shares that we are required to repurchase in any month is equal to the sum of (a) 100% of monthly net proceeds from the sale of shares of common stock to Invesco Global Property Plus Fund (the “IGP+ Fund”), a fund managed by an affiliate of the Adviser plus (b) between 50% and 100% (at our discretion) of our monthly net proceeds from the sale of shares of our common stock to investors other than IGP+ Fund. We are not required to repurchase more than $70.0 million of MassMutual Shares during any Fundraising Period. A “Fundraising Period” means each of the three periods (1) beginning on May 14, 2021, and ending on May 31, 2022, (2) beginning on June 1, 2022 and ending on May 31, 2023, and (3) beginning on June 1, 2023 and ending on May 31, 2024. In our sole discretion, we may repurchase an amount of MassMutual Shares that exceeds $70.0 million in any Fundraising Period. In any month, MassMutual may elect to forego the next monthly repurchase. We will not be required to repurchase more than $200.0 million in Class N Shares over the course of the three Fundraising Periods. We will limit our monthly repurchases as necessary to ensure that the aggregate NAV of MassMutual Shares is not less than $50.0 million.
Upon (i) the expiration of the Lock-Up Period (as defined below) and (ii) our repurchase of $200.0 million in MassMutual Shares, MassMutual will have the right to request that we repurchase any outstanding MassMutual Shares, subject to the terms set forth below. The repurchase price is generally equal to the NAV per Class N share as of the last day of the preceding month. The aggregate amount of MassMutual Shares that we are required to repurchase in any month is limited to the lesser of (a) 15% of the net proceeds from the sale of shares of common stock and securities convertible into shares of common stock to persons other than MassMutual and its affiliates in the month prior to the month in which MassMutual submits its repurchase request, and (b) 1.5% of our aggregate NAV as of the last day of the month prior to the month in which MassMutual submits its repurchase request. The “Lock-Up Period” is defined as the period beginning on September 28, 2020 and ending upon the earlier of (1) May 14, 2024 (the third anniversary of the date that the SEC declared effective the Company’s registration statement with respect to its initial public offering of common stock), and (2) the date that the Company’s aggregate NAV is at least $1.5 billion. MassMutual’s repurchase rights are not transferable.
We began to recognize changes in the value of the MassMutual Shares when redemption of the shares became probable. The redemption of the MassMutual shares became probable when the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) effective on May 14, 2021. As of December 31, 2021, we recorded an increase to redeemable common stock and a decrease to additional paid-in capital of $24.1 million to adjust the value of the MassMutual Shares to our December 31, 2021 NAV per Class N share. We will limit any adjustment to the carrying amount of the redeemable common stock so as to not reduce the carrying amount below the initial amount reported as redeemable common stock. The change in the redemption value does not affect income available to common stockholders.
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
11.Equity
Preferred Stock
In November 2020, we sold 125 shares of 12.5% Series A Redeemable Cumulative Preferred Stock (“Series A Preferred Stock”) for $500.00 per share in a private placement exempt from registration under the Securities Act of 1933, as amended. No additional shares have been sold as of December 31, 2021. The offering was effected for the purpose of the Company having at least 100 stockholders to satisfy one of the requirements for qualification as a REIT under the Internal Revenue Code. Total proceeds from the sale of the Series A Preferred Stock were $62,500 before issuance costs of $21,900. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually commencing with the first dividend payment date on December 31, 2020. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock for the years ended December 31, 2021 and 2020:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2019	—	—	—	—	—	8,000	8,000
Issuance of common stock	—	—	—	—	—	3,716,745	3,716,745
Cancellation of common stock	—	—	—	—	—	(115,918)	(115,918)
Distribution reinvestment	—	—	—	—	—	4	4
Balance at December 31, 2020	—	—	—	—	—	3,608,831	3,608,831
Issuance of common stock	91	91	91	—	2,085,807	8,230,589	10,316,669
Common stock repurchased(1)	—	—	—	—	—	(2,388,175)	(2,388,175)
Exchange of common stock	186,730	186,730	186,730	186,208	156,066	(894,768)	7,696
Distribution reinvestment	—	—	—	507	2,708	32	3,247
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
(1)In accordance with MassMutual’s Subscription Agreement, during the year ended December 31, 2021, we repurchased 2,388,175 of MassMutual Shares for $70.0 million.
As discussed in Note 10 — “Redeemable Common Stock”, as of December 31, 2021 and 2020, 7,372,812 and 3,247,457, respectively, of our Class N shares have been classified as redeemable common stock because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. As of December 31, 2021 and 2020, the remaining Class N shares that were issued of 1,183,697 and 361,374, respectively, have been recorded as common stock.
As of December 31, 2021, MassMutual has committed to purchase an additional $128.5 million of Class N common stock, as discussed in Note 10 — “Redeemable Common Stock”. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the years ended December 31, 2021 and 2020, we declared distributions of $11.7 million and $0.8 million, respectively. We accrued $1.4 million and $0.5 million for distributions payable as a component of due to affiliates in our consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Distributions for the years ended December 31, 2021 and 2020 were characterized, for federal income tax purposes, as 100.0% return of capital.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$0.9688	$0.9688	$0.9688	$1.0990	$1.0990	$1.6890
Stockholder servicing fee per share(1)	—	(0.1435)	(0.1435)	(0.0423)	—	—	—
Net distributions declared per share	$62.5000	$0.8253	$0.8253	$0.9265	$1.0990	$1.0990	$1.6890

	Year Ended December 31, 2020
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$7.1200	$—	$—	$—	$—	$—	$0.2650
Stockholder servicing fee per share(1)	—	—	—	—	—	—	—
Net distributions declared per share	$7.1200	$—	$—	$—	$—	$—	$0.2650
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
Share-Based Compensation Plan
For the year ended December 31, 2021, we awarded independent members of our board of directors 2,754 shares of our common stock (consisting of 1,422 Class N shares and 1,332 Class E shares) under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $78,000 of compensation expense related to these awards. For the year ended December 31, 2020, we awarded independent members of our board of directors 5,125 shares of our common stock (consisting of 5,125 Class N shares and no Class E shares) under the Incentive Plan and recognized approximately $129,000 of compensation expense related to these awards. Beginning July 1, 2021, the independent members of our board of directors began receiving compensation in the form of Class E shares. As of December 31, 2021 and 2020, 192,121 and 194,875 shares of common stock remain available for future issuance under the Incentive Plan, respectively.

12.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	December 31, 2021	December 31, 2020
Advanced general and administrative expenses	$6,443	$2,205
Advanced offering costs	4,245	931
Performance participation interest	3,280	—
Advanced organization expenses	1,474	1,210
Distributions payable	1,440	503
Share-based compensation payable	20	19
Accrued management fee	28	—
Total	$16,930	$4,868
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) with respect to our Offering was declared effective by the SEC. At that time, we recorded organization expenses of $0.3 million and offering costs of $2.4 million related to the Offering that were advanced by our Adviser as an increase in due to affiliates on our consolidated balance sheets. As discussed in Note 2 — “Summary of Significant Accounting Policies”, these costs were not our obligation until the Offering commenced.
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We will pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the year ended December 31, 2021, we incurred management fees of approximately $28,000 which is accrued as a component of due to affiliates on our consolidated balance sheets. There were no management fees incurred during the year ended December 31, 2020.
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. The Adviser is not obligated to dedicate any of its employees exclusively to us, nor is the Adviser obligated to dedicate any specific portion of time to our business. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. Such services may include accounting and internal audit services, account management services, corporate and secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, transaction support services, transaction consulting services and other similar operational matters. In such event, we will reimburse the Adviser or the Adviser's affiliate, as applicable, the cost of performing such services (including employment costs and related expenses allocable thereto) provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction. During the years ended December 31, 2021 and 2020, we incurred $0.7 million and $0.1 million, respectively, for costs of support personnel that were provided by the Adviser.

Invesco REIT Special Limited Partner L.L.C, (the “Special Limited Partner”), a wholly owned subsidiary of Invesco, holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest started to accrue in March 2021 and is calculated and payable on an annual basis. As of December 31, 2021, we accrued $3.3 million for the Special Limited Partner's performance participation interest. As of December 31, 2020, we did not incur a performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. In February 2022, we issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance fee. Such units were issued at the NAV per unit as of December 31, 2021.
Stockholder Servicing Fees
The Dealer Manager is a registered broker-dealer affiliated with the Adviser. We have entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Primary Offering. The Dealer Manager is entitled to receive selling commissions and stockholder servicing fees for certain classes of shares. As of December 31, 2021, we have not incurred any selling commissions or stockholder servicing fees.
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

Related Party Share Ownership
As of December 31, 2021, affiliates had purchased the following amounts of our common stock:

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	9,760,987	$271,526
IGP+ Fund	—	—	—	—	1,994,164	1,183,697	94,500
Invesco Realty, Inc.(2)	91	91	91	—	—	738,701	20,008
Members of our board of directors and employees of our Adviser(3)	—	—	—	172	19,503	75,128	2,578
	91	91	91	172	2,013,667	11,758,513	$388,612
(1)In accordance with MassMutual’s Subscription Agreement, we repurchased 2,388,175 of MassMutual Shares for $70.0 million. The amount presented is inclusive of the shares repurchased.
(2)Invesco Realty, Inc. purchased 738,701 Class N shares for $20.0 million and subsequently exchanged these Class N shares for 186,731 Class T shares, 186,731 Class S shares, 186,731 Class D shares and 186,208 Class I shares.
(3)Members of our board of directors and employees of our Adviser purchased 75,128 Class N shares for $2.0 million and subsequently exchanged these Class N shares for 75,128 Class E shares.
As of December 31, 2021, MassMutual has committed to purchase an additional $128.5 million of Class N common stock. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Operating Expenses Reimbursement
The Adviser has agreed to advance all of our operating expenses on our behalf through the earlier of (1) the date that our NAV reaches $500 million and (2) December 31, 2021. These advanced expenses will be reimbursed to the Adviser pro rata over 60 months beginning January 1, 2022. We will reimburse the Adviser for any subsequent offering expenses as incurred. As of December 31, 2021, the Adviser has advanced $6.4 million of general and administrative expenses on our behalf.
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
For the four fiscal quarters ended December 31, 2021, our total operating expenses of $7.1 million exceeded the 2%/25% Guidelines by $0.7 million. Our independent directors determined that the Excess Amount of total operating expenses for the four quarters ended December 31, 2021 was justified, and therefore will be reimbursed to the Adviser, because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets grew by 65% between the first and second halves of 2021 as we closed on five investments in the three months ended December 31, 2021, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in an increased performance participation interest.
13.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.

14.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of December 31, 2021 and 2020 are discussed below.
We have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 31, 2023. As of December 31, 2021 and 2020, our undrawn capital commitment was $3.7 million and $10.6 million, respectively.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through May 31, 2022. As of December 31, 2021, we have funded $3.1 million. As of December 31, 2020, we had not begun funding.
As of December 31, 2021 and 2020, we were not subject to any material litigation or aware of any pending or threatened material litigation.
15.Tenant Leases
Our real estate properties are leased to tenants under operating lease agreements that expire on various dates. Our tenants have the option to extend or terminate certain leases at their discretion and also have termination options that may result in additional fees due to the Company.
We recognize rental revenue on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. Our tenant leases do not have material residual value guarantees or material restrictive covenants.
The following table details the components of our operating lease income:

	For the Year Ended December 31,
$ in thousands	2021	2020
Fixed lease payments	$11,603	$28
Variable lease payments	1,359	8
Rental revenue	$12,962	$36
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2022	$4,968
2023	5,087
2024	5,209
2025	5,335
2026	5,462
Thereafter	30,202
Total	$56,263
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

16.Segment Reporting
As of December 31, 2021, we operated in seven reportable segments: healthcare properties, office properties, industrial properties, self-storage properties, multifamily properties, student housing properties and real estate preferred equity. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenues and property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to the Company's ownership interest. As of December 31, 2021, we made a change to our reportable segments, classifying San Simeon Holdings as real estate preferred equity rather than multifamily based on management’s updated strategy and budgeting process. The change has been reflected retrospectively herein.
The following table summarizes our total assets by segment:

$ in thousands	December 31, 2021	December 31, 2020
Healthcare	$80,455	$76,166
Office	38,633	35,788
Industrial	60,071	31,143
Self-Storage	57,305	—
Multifamily	67,866	—
Student Housing	242,014	—
Real Estate Preferred Equity	21,088	13,118
Corporate and Other	44,945	6,623
Total assets	$612,377	$162,838
The following table summarizes our financial results by segment for the year ended December 31, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,785	$2,703	$1,108	$4,550	$1,816	$—	$—	$12,962
Other revenue	—	—	87	129	359	47	—	—	622
Total revenues	—	2,785	2,790	1,237	4,909	1,863	—	—	13,584

Expenses:
Rental property operating	—	453	629	531	1,745	660	—	278	4,296
Total expenses	—	453	629	531	1,745	660	—	278	4,296
Income from unconsolidated entities	20,916	—	—	—	—	—	1,996	297	23,209
Loss from real estate-related securities	—	—	—	—	—	—	—	(39)	(39)
Segment net operating income	$20,916	$2,332	$2,161	$706	$3,164	$1,203	$1,996	$(20)	$32,458

Depreciation and amortization	$(19,996)	$(1,269)	$(1,073)	$(2,696)	$(3,664)	$(1,754)	$—	$(66)	$(30,518)

General and administrative									(4,047)
Interest expense									(2,977)
Management fee									(28)
Performance participation interest									(3,280)
Other expense									(9)
Net loss attributable to Invesco Real Estate Income Trust Inc.									$(8,401)
Dividends to preferred stockholders									$(8)
Net loss attributable to non-controlling interests in consolidated third party joint ventures									25
Net loss attributable to common stockholders									$(8,384)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2021:

$ in thousands
Segment income from unconsolidated entities	$23,209
Depreciation and amortization attributable to unconsolidated entities	(20,061)
Income from unconsolidated entities	$3,148
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2021:

$ in thousands
Segment depreciation and amortization	$(30,518)
Depreciation and amortization attributable to unconsolidated entities	20,061
Depreciation and amortization	$(10,457)
The following table summarizes our financial results by segment for the year ended December 31, 2020:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$13	$23	$—	$—	$—	$—	$—	$36
Other revenue	—	—	—	—	—	—	—	—	—
Total revenues	—	13	23	—	—	—	—	—	36

Expenses:
Rental property operating	—	3	12	—	—	—	—	—	15
Total expenses	—	3	12	—	—	—	—	—	15
Income from unconsolidated entities	3,250	—	—	—	—	—	79	—	3,329
Income from real estate-related securities	—	—	—	—	—	—	—	8	8
Segment net operating income	$3,250	$10	$11	$—	$—	$—	$79	$8	$3,358

Depreciation and amortization	$(3,449)	$(3)	$(34)	$—	$—	$—	$—	$—	$(3,486)

General and administrative									(2,911)
Interest income									1
Interest expense									(288)
Net loss attributable to Invesco Real Estate Income Trust Inc.									$(3,326)
Dividends to preferred stockholders									$(1)
Net loss attributable to common stockholders									$(3,327)

The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2020:

$ in thousands
Segment income from unconsolidated entities	$3,329
Depreciation and amortization attributable to unconsolidated entities	(3,449)
Loss from unconsolidated entities	$(120)
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2020:

$ in thousands
Segment depreciation and amortization	$(3,486)
Depreciation and amortization attributable to unconsolidated entities	3,449
Depreciation and amortization	$(37)
17.Subsequent Events
Private Offering
Subsequent to December 31, 2021, we received total proceeds of $68.0 million from the issuance of Class N common stock in the Class N Private Offering.
Public Offering
Subsequent to December 31, 2021, we received total net proceeds of $3.5 million from the issuance of common stock in our public offering. This amount excludes the shares purchased by Invesco Realty, Inc. described below.
On January 18, 2022, Invesco Realty, Inc. purchased $20.0 million of shares consisting of 165,035 Class T Shares, 165,035 Class S Shares, 165,035 Class D Shares and 164,573 Class I Shares.
Acquisitions
Subsequent to December 31, 2021, we acquired an aggregate of $150.4 million of real estate, exclusive of acquisition-related costs, across four separate transactions. These transactions consisted of three industrial and one grocery-anchored retail properties. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these asset acquisitions.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021

$ in thousands						Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Property Name	Property Location	Property Type	Year Acquired	Year Built	Encumbrances	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives(2)
Willows Facility	Redmond, WA	Office	2020	1998	$—	$10,503	$22,101	$—	$3,540	$10,503	$25,641	$36,144	$(697)	(2)
Excelsior Warehouse	Norwalk, CA	Industrial	2020	1984	—	3,865	13,036	—	19	3,865	13,055	16,920	(373)	(2)
Industry Warehouse	Pico Rivera, CA	Industrial	2020	1990	—	2,115	9,180	—	—	2,115	9,180	11,295	(250)	(2)
Meridian Business 940	Aurora, IL	Industrial	2021	1998	—	5,626	19,858	—	—	5,626	19,858	25,484	(165)	(2)
Salem Self Storage	Salem, OR	Self-Storage	2021	2006	—	7,768	35,421	10	12	7,778	35,433	43,211	(280)	(2)
South Loop Storage	Houston, TX	Self-Storage	2021	2002	—	1,881	7,776	—	6	1,881	7,782	9,663	(57)	(2)
Cortona Apartments	St. Louis, MO	Multifamily	2021	2014	45,000	8,376	52,619	7	103	8,383	52,722	61,105	(1,663)	(2)
Bixby Kennesaw	Kennesaw, GA	Student Housing	2021	2020	53,000	5,570	66,130	—	—	5,570	66,130	71,700	(423)	(2)
Tempe Student Housing	Tempe, AZ	Student Housing	2021	2017	65,500	18,406	135,886	—	—	18,406	135,886	154,292	—	(2)
Portfolio Total					$163,500	$64,110	$362,007	$17	$3,680	$64,127	$365,687	$429,814	$(3,908)
(1)As of December 31, 2021, the aggregate cost basis for tax purposes was $462.5 million.
(2)Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report for details of depreciable lives.
The total included on Schedule III does not include furniture, fixtures and equipment totaling $8.7 million. Accumulated depreciation does not include $0.2 million of accumulated depreciation related to furniture, fixtures and equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2021 and 2020:

$ in thousands	December 31, 2021	December 31, 2020
Real Estate:
Balance at the beginning of year	$60,800	$—
Additions during the year:
Land and land improvements	47,645	16,483
Building and improvements	321,369	44,317
Balance at the end of the year	$429,814	$60,800

Accumulated Depreciation:
Balance at the beginning of year	$(27)	$—
Accumulated depreciation	(3,881)	(27)
Balance at the end of the year	$(3,908)	$(27)