Form 10-Q
period 2022-03-31
Invesco Real Estate Income Trust Inc.
filed 2022-05-13
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of May 9, 2022, the issuer had the following shares outstanding: 352,694 shares of Class T common stock, 351,856 shares of Class S common stock, 364,647 shares of Class D common stock, 573,829 shares of Class I common stock, 2,252,264 shares of Class E common stock and 12,161,969 shares of Class N common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	March 31, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$565,123	$434,373
Investments in unconsolidated entities	121,286	115,285
Investments in real estate-related securities, at fair value	23,660	12,685
Intangible assets, net	33,694	21,977
Cash and cash equivalents	9,633	13,754
Restricted cash	5,267	1,745
Other assets	21,245	12,558
Total assets	$779,908	$612,377

LIABILITIES
Revolving credit facility	$108,300	$75,500
Mortgage notes payable, net	201,052	161,653
Financing obligation, net	53,752	53,619
Due to affiliates	18,473	16,930
Accounts payable, accrued expenses and other liabilities	11,196	5,907
Total liabilities	392,773	313,609

Commitments and contingencies (See Note 15)	—	—

Class N redeemable common stock, $0.01 par value per share, 8,777,697 and 7,372,812 shares issued and outstanding, respectively	277,701	224,667
Redeemable non-controlling interest in INREIT OP	3,127	—

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 466,816 and 186,715 shares issued and outstanding, respectively	5	2
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 2,248,528 and 2,244,581 shares issued and outstanding, respectively	22	22
Common stock, Class N shares, $0.01 par value per share, 600,000,000 shares authorized; 1,992,225 and 1,183,697 shares issued and outstanding, respectively	20	12
Additional paid-in capital	132,155	94,097
Accumulated deficit and cumulative distributions	(31,950)	(24,150)
Total stockholders' equity	100,305	70,030
Non-controlling interests in consolidated joint ventures	6,002	4,071
Total equity	106,307	74,101
Total liabilities, redeemable equity instruments and equity	$779,908	$612,377
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
$ in thousands except share amounts	2022	2021
Revenues
Rental revenue	$9,663	$2,115
Other revenue	583	63
Total revenues	10,246	2,178
Expenses
Rental property operating	3,218	512
General and administrative	1,623	1,161
Management fee - related party	114	—
Performance participation interest - related party	2,121	182
Depreciation and amortization	8,778	1,525
Total expenses	15,854	3,380
Other income (expense), net
Income from unconsolidated entities, net	3,979	1,732
Income from real estate-related securities	28	9
Unrealized gain on derivative instruments	1,516	—
Interest expense	(2,037)	(503)
Other expense	(75)	—
Total other income (expense), net	3,411	1,238
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(2,197)	$36
Dividends to preferred stockholders	$(2)	$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures	14	—
Net loss attributable to non-controlling interest in INREIT OP	261	—
Net income (loss) attributable to common stockholders	$(1,924)	$34

Income (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.14)	$0.01
Weighted average shares of common stock outstanding, basic and diluted	13,684,665	5,508,310
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	2	3	—	8	48,141	—	48,158	—	48,158	42,990	—
Distribution reinvestment	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,922)	(1,922)	(14)	(1,936)	—	(261)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(5,876)	(5,876)	—	(5,876)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,025	2,025	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)	—	(30)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,182)	—	(10,182)	—	(10,182)	10,044	138
Balance at March 31, 2022	$41	$4	$4	$4	$5	$22	$20	$132,155	$(31,950)	$100,305	$6,002	$106,307	$277,701	$3,127

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194	$—
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	—	—	3	9,315	—	9,318	—	9,318	61,726	—
Distribution reinvestment	—	—	—	—	—	—	—	1	—	1	—	1	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income	—	—	—	—	—	—	—	—	36	36	—	36	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,378)	(2,378)	—	(2,378)	—	—
Balance at March 31, 2021	$41	$—	$—	$—	$—	$—	$7	$18,611	$(6,433)	$12,226	$—	$12,226	$144,920	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,197)	$36
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	114	—
Performance participation interest - related party	2,121	182
Income from unconsolidated entities, net	(3,979)	(1,732)
Depreciation and amortization	8,778	1,525
Share-based compensation	19	19
Straight-line rents	(359)	(207)
Amortization of below-market lease intangibles	(49)	(49)
Amortization of above-market lease intangibles	33	—
Amortization of deferred financing costs	293	157
Unrealized loss on real estate-related securities, net	160	12
Unrealized gain on derivative instruments	(1,516)	—
Distributions of earnings from investments in unconsolidated entities	989	1,259
Other operating activities	123	6
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	2,808	(584)
Increase in due to affiliates	1,510	1,802
Increase in accounts payable, accrued expenses and other liabilities	508	334
Net cash provided by operating activities	9,356	2,760
Cash flows from investing activities:
Investments in unconsolidated entities	(3,068)	(9,528)
Acquisitions of real estate	(150,997)	(71,015)
Pre-acquisition deposits	(6,118)	—
Capital improvements to real estate	(164)	—
Purchase of real estate-related securities	(11,161)	(4,328)
Proceeds from sale of real estate-related securities	—	319
Distributions of capital from investments in unconsolidated entities	—	496
Net cash used in investing activities	(171,508)	(84,056)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	42,999	61,726
Proceeds from issuance of common stock	48,535	9,344
Subscriptions received in advance	3,092	—
Proceeds from revolving credit facility	79,800	80,000
Repayment of revolving credit facility	(47,000)	(67,700)
Borrowings from mortgages payable	39,660	—
Purchase of derivative instruments	(1,808)	—
Payment of loan deposit	—	(685)
Payment of deferred financing costs	(534)	(831)
Common stock distributions	(5,119)	(1,951)
Preferred stock dividends	(2)	—
Contributions from non-controlling interests	2,025	—
Distributions to non-controlling interests	(95)	—
Net cash provided by financing activities	161,553	79,903
Net change in cash and cash equivalents and restricted cash	(599)	(1,393)
Cash and cash equivalents and restricted cash, beginning of period	15,499	3,718
Cash and cash equivalents and restricted cash, end of period	$14,900	$2,325

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$9,633	$1,575
Restricted cash	5,267	750
Total cash and cash equivalents and restricted cash	$14,900	$2,325
Supplemental disclosures:
Interest paid	$1,570	$409
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$510	$68
Issuance of redeemable INREIT OP units as consideration for performance participation interest	$3,280	$—
Distributions payable	$2,132	$929
Distribution reinvestment	$80	$1
Accrued offering costs due to affiliates	$386	$26
Adjustment to carrying value of redeemable equity instruments	$10,182	$—
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
We were incorporated in October 2018 as a Maryland corporation and commenced real estate operations in September 2020. We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2020. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
We have registered with the Securities and Exchange Commission (“SEC”) a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
We are also conducting private offerings of up to $1.0 billion in shares of our Class N common stock (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”).

2.Summary of Significant Accounting Policies
Basis of Presentation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 other than as discussed below.

Consolidation
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE.
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in non-controlling interests in consolidated joint ventures and reported as equity of the Company on our condensed consolidated balance sheets. The non-controlling partner’s interest is generally calculated as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the joint venture partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the joint venture partner is reported within non-controlling interests.
We apply the equity method of accounting if we have significant influence over an entity, typically when we hold 20% or more of the voting common stock (or equivalent) of an entity but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. See Note 4 — “Investments in Unconsolidated Entities” for further information about our investments in partially owned entities.
Derivative Financial Instruments
We use derivative financial instruments such as interest rate caps to manage risks from increases in interest rates. We record all derivatives at fair value on our condensed consolidated balance sheets. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in our condensed consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our condensed consolidated balance sheets at fair value. We have elected to classify our interest rate caps as financing activities on our condensed consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate caps provide an economic hedge.
Redeemable Equity Instruments
Certain shares of our Class N common stock are classified as Class N redeemable common stock on our condensed consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 10 — “Class N Redeemable Common Stock”.
Our Class E units in INREIT OP are classified as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets because the holder of these units, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, has the contractual right to redeem the units under certain circumstances as described in Note 11— “Equity and Redeemable Non-controlling Interest ”.

We report our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets at redemption value. The redemption value is determined as of our balance sheet date based on our net asset value (“NAV”) per share/unit, as applicable. We calculate NAV as GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation; accumulated depreciation and amortization; straight-line rent receivable and other assets. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.

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
As of March 31, 2022 and 2021, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	March 31, 2022	December 31, 2021
Building and improvements	$469,232	$365,687
Land and land improvements	94,603	64,127
Furniture, fixtures and equipment	8,714	8,690
Total	572,549	438,504
Accumulated depreciation	(7,426)	(4,131)
Investments in real estate, net	$565,123	$434,373
The following table details the properties acquired during the three months ended March 31, 2022:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Grove City Industrial	95%	1	Industrial	January 2022	$28,030
Cortlandt Crossing	100%	1	Grocery-Anchored Retail	February 2022	65,553
3101 Agler Road	95%	1	Industrial	March 2022	20,503
Earth City Industrial	95%	1	Industrial	March 2022	37,418
		4			$151,504
(1)Purchase price is inclusive of acquisition-related costs.
The following table summarizes the allocation of the total cost for the properties acquired during the three months ended March 31, 2022:

$ in thousands	Amount
Building and building improvements	$103,408
Land and land improvements	30,472
Lease intangibles(1)	16,557
Capitalized tax abatement(2)	1,666
Above-market lease intangibles	629
Below-market lease intangibles	(1,228)
Total purchase price(3)	$151,504
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler Road property with an expiration date of December 31, 2031 and are amortizing the tax abatement over its remaining useful life. See Note 7 — “Other Assets” for additional information on the capitalized tax abatement.
(3)Includes acquisition-related costs.

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the three months ended March 31, 2022 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	12.73	13.39	7.58	9.86
We did not record an impairment loss for the three months ended March 31, 2022.
4.Investments in Unconsolidated Entities
As of March 31, 2022, we held four investments in unconsolidated entities for an aggregate investment balance of $121.3 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of March 31, 2022 and December 31, 2021, and our share of the unconsolidated entities’ income (loss) for the three months ended March 31, 2022 and 2021 were as follows:

$ in thousands		Carrying Amount		Company’s Share of Unconsolidated Entities Income (Loss)
Entity	Ownership Percentage(1)	March 31, 2022	December 31, 2021	Three months ended March 31, 2022	Three months ended March 31, 2021
Vida JV LLC(2)	42.5%	$83,098	$80,455	$3,152	$1,285
San Simeon Holdings(3)	—	22,696	21,088	607	447
PTCR Holdco, LLC(4)	—	7,787	7,749	174	—
GP Fund(5)	6.8% to 9.0%	7,705	5,993	46	—
Total		$121,286	$115,285	$3,979	$1,732
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of March 31, 2022, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of March 31, 2022, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our investment is structured as a preferred membership interest. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The investment yields a current pay rate of 6.50%, increasing 0.50% annually on the anniversary of the investment during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. See Note 14 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the GP Fund ranging from 6.8% to 9.0% in seven retail properties.
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	March 31, 2022				December 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$415,135	$122,749	$296,714	$834,598	$407,574	$122,661	$234,015	$764,250
Total liabilities	(220,186)	(74,691)	(153,591)	(448,468)	(218,845)	(79,237)	(94,373)	(392,455)
Total equity	$194,949	$48,058	$143,123	$386,130	$188,729	$43,424	$139,642	$371,795

The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$9,055	$2,464	$7,323	$18,842	$8,588	$2,255	$—	$10,843
Net income (loss)	$7,421	$720	$770	$8,911	$3,031	$(224)	$—	$2,807
We did not record any impairment losses on our investments in unconsolidated entities for the three months ended March 31, 2022.
5.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	March 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$10,946	$(87)	$10,859	$(559)	$10,300	4.22%	6/8/2043
Corporate debt	5,228	213	5,441	(196)	5,245	3.70%	3/19/2026
Preferred stock of REITs	N/A	N/A	3,651	(10)	3,641	6.26%	N/A
Common stock of REITs	N/A	N/A	4,034	440	4,474	3.23%	N/A
Total	$16,174	$126	$23,985	$(325)	$23,660

	December 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$7,171	$(83)	$7,088	$(154)	$6,934	3.60%	8/11/2042
Corporate debt	5,125	226	5,351	(7)	5,344	3.58%	3/29/2026
Preferred stock of REITs	N/A	N/A	$411	$(4)	$407	6.8%	N/A
Common stock of REITs	N/A	N/A	$—	$—	$—	—%	N/A
Total	$12,296	$143	$12,850	$(165)	$12,685
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

6.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	March 31, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$37,835	$(11,451)	$26,384
Leasing commissions	5,749	(331)	5,418
Above-market lease intangibles	1,951	(59)	1,892
Total intangible assets, net	$45,535	$(11,841)	$33,694

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(244)	$2,660
Total intangible liabilities, net	$2,904	$(244)	$2,660

	December 31, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$24,094	$(6,115)	$17,979
Leasing commissions	2,932	(230)	2,702
Above-market lease intangibles	1,322	(26)	1,296
Total intangible assets, net	$28,348	$(6,371)	$21,977

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,677	$(195)	$1,482
Total intangible liabilities, net	$1,677	$(195)	$1,482
The estimated future amortization of our intangibles for each of the next five years and thereafter as of March 31, 2022 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2022 (remainder)	$7,748	$477	$132	$(371)
2023	2,194	619	176	(387)
2024	2,194	619	176	(387)
2025	2,194	615	176	(387)
2026	2,194	612	176	(387)
2027	1,972	552	176	(300)
Thereafter	7,888	1,924	880	(441)
	$26,384	$5,418	$1,892	$(2,660)

7.Other Assets
The following table summarizes the components of other assets:

$ in thousands	March 31, 2022	December 31, 2021
Capitalized tax abatement, net(1)	$8,611	$7,049
Deposits	6,228	3,460
Derivative instruments	3,324	—
Prepaid expenses	1,093	460
Deferred rent	887	528
Deferred financing costs, net	811	818
Other	291	243
Total	$21,245	$12,558
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2022, accumulated amortization of the capitalized tax abatements was $0.5 million, and the estimated annual amortization is $0.6 million.
Derivative Instruments
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate risk, primarily by managing the amount, sources, and duration of our investments, borrowings, and the use of derivative financial instruments. Specifically, we use derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
We have not designated any of our derivative financial instruments as hedges. Derivatives not designated as hedges are not speculative and are used to manage our exposure to increases in interest rates.
During the three months ended March 31, 2022, we entered into two interest rate cap transactions. The following table summarizes the notional amount and other information related to these instruments as of March 31, 2022:

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Remaining Term In Years
Interest Rate Caps	2	$118,500	$1,832	$3,324	2.87
(1)The notional amount represents the amount of the borrowings that we are hedging, but does not represent exposure to credit, interest rate or market risks.
(2)Included in other assets on our condensed consolidated balance sheets. For the three months ended March 31, 2022, the change in fair value of $1.5 million is included in unrealized gain on derivative instruments in our condensed consolidated statements of operations.

8.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size (2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$108,300	$75,500
(1)During the quarter ended March 31, 2022, we entered into an amendment for the Revolving Credit Facility which converted the benchmark interest rate for all outstanding borrowings from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Prior to the amendment, borrowings under the Revolving Credit Facility carried interest at a rate equal to (i) one-month LIBOR or (ii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate” or (3) the one-month LIBOR rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. After the amendment, borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three months ended March 31, 2022 and 2021 was 1.91% and 1.71%, respectively.
(2)During the quarter ended March 31, 2022, we entered into an amendment for the Revolving Credit Facility that increased our maximum facility size from $100 million to $150 million. As of March 31, 2022, the borrowing capacity on the Revolving Credit Facility was $41.7 million.
As of March 31, 2022, we are in compliance with all loan covenants.
Mortgage Notes Payable, Net
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	March 31, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/01/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/01/2027	$39,660	39,660	—
Total mortgages payable				203,160	163,500
Deferred financing costs, net				(2,108)	(1,847)
Mortgage notes payable, net				$201,052	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR. The weighted-average interest rate for the three months ended March 31, 2022 was 2.65%.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.60% plus (ii) one-month LIBOR. The weighted-average interest rate for the three months ended March 31, 2022 was 1.75%.
(4)The mortgage note secured by Tempe Student Housing bears interest at (i) 1.75% plus (ii) 30-Day SOFR Average as published on the website of the Federal Reserve Bank of New York. The weighted-average interest rate for the three months ended March 31, 2022 was 1.80%.
As of March 31, 2022, we are in compliance with all loan covenants.

Financing Obligation, Net
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
The sale and leaseback of Tempe Student Housing is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of Tempe Student Housing is not recognized and the property continues to be included within our consolidated financial statements. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.2 million, are accounted for as a financing obligation on our condensed consolidated balance sheets. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.
The following table presents the future principal payments due under our outstanding borrowings as of March 31, 2022:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2022 (remaining)	$—	$—	$—	$—
2023	—	—	3	3
2024	108,300	—	6	108,306
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	39,660	15	39,675
Thereafter	—	45,000	36,309	81,309
Total	$108,300	$203,160	$36,354	$347,814
9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	March 31, 2022	December 31, 2021
Subscriptions received in advance	$3,092	$250
Intangible liabilities, net	2,660	1,482
Accounts payable and accrued expenses	1,585	1,237
Real estate taxes payable	1,400	743
Accrued interest expense	770	608
Tenant security deposits	475	274
Prepaid rental income	1,214	409
Unsettled trade payable	—	904
Total	$11,196	$5,907
As of March 31, 2022 and December 31, 2021, we recorded both a net tax liability and a deferred tax liability of $0.1 million and approximately $9,000, respectively. These were recorded within other expense on our condensed consolidated statements of operations and other liabilities on our condensed consolidated balance sheets, respectively. There is no current tax expense for the three months ended March 31, 2022 and 2021. Our taxable REIT subsidiaries did not have deferred tax assets or liabilities during the three months ended March 31, 2021. As of March 31, 2022, our tax years 2019 through 2021 remain subject to examination by the United States tax authorities.

10.Class N Redeemable Common Stock
As of March 31, 2022, we have issued 11,165,872 shares of Class N redeemable common stock to Massachusetts Mutual Life Insurance Company (“MassMutual”) for proceeds of $314.5 million and repurchased 2,388,175 shares of redeemable common stock for $70.0 million. MassMutual has committed to purchase an additional $85.5 million of Class N common stock at our request prior to January 20, 2023.
As of March 31, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.0 million to adjust the value of the MassMutual shares to our March 31, 2022 NAV per Class N share. We will limit any adjustment to the carrying amount of the Class N redeemable common stock so as to not reduce the carrying amount below the initial amount reported as Class N redeemable common stock. The change in the redemption value does not affect income available to common stockholders.
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
11.Equity and Redeemable Non-controlling Interest
Preferred Stock
As of March 31, 2022 and December 31, 2021, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	165,035	165,035	165,035	279,643	1,814	2,213,413	2,989,975
Distribution reinvestment	—	—	—	458	2,133	—	2,591
Balance at March 31, 2022	351,856	351,856	351,856	466,816	2,248,528	10,769,922	14,540,834

	Three Months Ended March 31, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2020	—	—	—	—	—	3,608,831	3,608,831
Issuance of common stock	—	—	—	—	—	2,636,645	2,636,645
Distribution reinvestment	—	—	—	—	—	32	32
Balance at March 31, 2021	—	—	—	—	—	6,245,508	6,245,508
As of March 31, 2022 and December 31, 2021, 8,777,697 and 7,372,812, respectively, of our Class N shares have been classified as redeemable common stock because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. As of March 31, 2022 and December 31, 2021, the remaining Class N shares that were issued of 1,992,225 and 1,183,697, respectively, have been recorded as common stock.
As of March 31, 2022, MassMutual has committed to purchase an additional $85.5 million of Class N common stock, as discussed in Note 10 — “Class N Redeemable Common Stock”. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three months ended March 31, 2022 and 2021, we declared distributions of $5.9 million and $2.4 million, respectively. We accrued $2.1 million and $1.4 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Additionally, we accrued approximately $16,000 for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets as of March 31, 2022. As of December 31, 2021, we did not accrue any distributions payable to third parties.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4252	$0.4252	$0.4252	$0.4252	$0.4252	$0.4252
Stockholder servicing fee per share(1)	—	(0.0643)	(0.0643)	(0.0189)	—	—	—
Net distributions declared per share	$—	$0.3609	$0.3609	$0.4063	$0.4252	$0.4252	$0.4252

	Three Months Ended March 31, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$—	$—	$—	$—	$—	$0.4280
Net distributions declared per share	$—	$—	$—	$—	$—	$—	$0.4280
(1)See Note 13 — “Related Party Transactions” for a discussion of our stockholder servicing fee.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 13 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. As the redemption value was greater than the adjusted carrying value at March 31, 2022, we recorded an allocation adjustment of $0.1 million between additional paid-in capital and redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended March 31,
$ in thousands	2022	2021
Net loss allocated	$(261)	$—
Distributions	$30	$—
Adjustment to carrying value	$138	$—
As of March 31, 2022, distributions payable to the Special Limited Partner were approximately $15,000. As the Special Limited Partner did not receive Class E INREIT OP units until February 2022, there was no distribution payable to the Special Limited Partner as of December 31, 2021.
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

Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three months ended March 31, 2022, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
Share-Based Compensation Plan
For the three months ended March 31, 2022, we awarded independent members of our board of directors 628 Class E shares under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 of compensation expense related to these awards. For the three months ended March 31, 2021, we awarded independent members of our board of directors 719 Class N shares under the Incentive Plan and recognized approximately $19,000 of compensation expense related to these awards. As of March 31, 2022, 191,493 shares of common stock remain available for future issuance under the Incentive Plan.
12.Fair Value of Financial Instruments
A three-level valuation hierarchy exists for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The three levels are defined as follows:
Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. We do not adjust the quoted price for these investments.
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
Valuation of Assets Measured at Fair Value
The following table details our assets measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
$ in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate-related securities	$8,115	$15,545	$—	$23,660	$407	$12,278	$—	$12,685
Interest rate caps	—	3,324	—	3,324	—	—	—	—
Total	$8,115	$18,869	$—	$26,984	$407	$12,278	$—	$12,685

Valuation of Liabilities Not Measured at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets:

$ in thousands	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Liabilities:
Revolving credit facility	$108,300	$108,300	$75,500	$75,500
Mortgage notes payable	203,160	202,593	163,500	163,500
Financing obligation	53,752	53,752	53,619	53,619
Total	$365,212	$364,645	$292,619	$292,619
The fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of our indebtedness are considered Level 3.
13.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	March 31, 2022	December 31, 2021
Advanced general and administrative expenses	$8,019	$6,443
Advanced offering costs	4,631	4,245
Performance participation interest	2,121	3,280
Advanced organization expenses	1,474	1,474
Distributions payable	2,132	1,440
Accrued management fee	77	28
Share-based compensation payable	19	20
Total	$18,473	$16,930
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We will pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on the Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three months ended March 31, 2022, we incurred management fees of $0.1 million, of which approximately $77,000 is accrued as a component of due to affiliates on our condensed consolidated balance sheets. During the three months ended March 31, 2021, we did not incur management fees.
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. During the three months ended March 31, 2022 and 2021, we incurred $0.4 million and $0.3 million, respectively, for costs of support personnel that were provided by the Adviser.

The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest started to accrue in March 2021 and is calculated and payable on an annual basis. As of March 31, 2022 and 2021, we accrued $2.1 million and $0.2 million, respectively, for the Special Limited Partner's performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. On February 1, 2022, we issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance fee. Such units were issued at the NAV per unit as of December 31, 2021.
Stockholder Servicing Fees
The Dealer Manager is a registered broker-dealer affiliated with the Adviser and is entitled to receive selling commissions, dealer manager fees and stockholder servicing fees for certain classes of shares sold in the Offering. As of March 31, 2022 and December 31, 2021, we have not incurred selling commissions, dealer manager fees or stockholder servicing fees.
The following table presents the upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees per annum for each class of shares sold in the Offering:

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

Related Party Share Ownership
Through March 31, 2022, affiliates had purchased the following amounts of our common stock:

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	11,165,872	$314,526
Invesco Global Property Plus Fund	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(2)	165,126	165,126	165,126	164,573	—	738,701	40,008
Members of our board of directors and employees of our Adviser(3)	—	—	—	174	19,922	75,128	2,583
	165,126	165,126	165,126	164,747	2,014,086	13,971,925	$476,617
(1)In accordance with MassMutual’s subscription agreement to purchase up to $400.0 million of Class N shares of our common stock in the Class N Private Offering, we repurchased 2,388,175 of MassMutual Shares for $70.0 million. The amount presented is inclusive of the shares repurchased.
(2)Invesco Realty, Inc. purchased 738,701 of Class N shares for $20.0 million and we subsequently exchanged these Class N shares for 186,731 Class T shares, 186,731 Class S shares, 186,731 Class D shares and 186,208 Class I shares.
(3)Members of our board of directors and employees of our Adviser purchased 75,128 Class N shares for $2.0 million and we subsequently exchanged these Class N shares for 75,128 Class E shares.

As of March 31, 2022, MassMutual has committed to purchase an additional $85.5 million of Class N common stock. Our investor commitments exclude a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Organization and Offering Expenses
The Adviser has agreed to advance all of our organization and offering expenses (other than selling commissions, dealer manager fees, and stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022, at which time we will reimburse the Adviser for all of our advanced expenses ratably over 60 months. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
As of March 31, 2022, the Adviser had incurred organization costs and offering expenses of $2.4 million on our behalf in connection with the private offering of our Class N shares that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of March 31, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $3.7 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Operating Expenses Reimbursement

As of March 31, 2022 and December 31, 2021, the Adviser advanced on our behalf $8.0 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. We are reimbursing the Adviser for all operating expenses incurred subsequent to December 31, 2021 quarterly.

Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors.

For the four fiscal quarters ended March 31, 2022, total operating expenses were $9.5 million which exceeded the 2%/25% Guidelines by $0.7 million. Our independent directors determined that the Excess Amount of total operating expenses for the four fiscal quarters ended March 31, 2022 was justified, and therefore will be reimbursed to the Advisor, because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets grew by 37% in the first quarter of 2022 as we closed on four investments in the three months ended March 31, 2022, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in an increased performance participation interest.
14.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
15.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of March 31, 2022 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 31, 2023. As of March 31, 2022, our undrawn capital commitment was $2.4 million.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2022. As of March 31, 2022, we have funded $3.1 million.
As of March 31, 2022 and December 31, 2021, we were not subject to any material litigation or aware of any pending or threatened material litigation.
16.Tenant Leases
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
The following table details the components of operating lease income:

	Three Months Ended March 31,
$ in thousands	2022	2021
Fixed lease payments	$8,807	$1,854
Variable lease payments	856	$261
Rental revenue	$9,663	$2,115

Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2022 (remainder)	$8,708
2023	8,396
2024	7,941
2025	7,369
2026	7,523
2027	7,296
Thereafter	28,767
Total	$76,000
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
We did not make any lease concessions in the three months ended March 31, 2022 as a result of the COVID-19 pandemic.
17.Segment Reporting
As of March 31, 2022, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail and real estate preferred equity. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenues and property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest. As of December 31, 2021, we made a change to our reportable segments, classifying San Simeon Holdings as real estate preferred equity rather than multifamily based on management’s updated strategy and budgeting process. The change has been reflected retrospectively herein.
The following table summarizes our total assets by segment:

$ in thousands	March 31, 2022	December 31, 2021
Healthcare	$83,098	$80,455
Office	39,619	38,633
Industrial	147,396	60,071
Self-Storage	54,491	57,305
Multifamily	67,368	67,866
Student Housing	239,052	242,014
Grocery-Anchored Retail	66,375	—
Real Estate Preferred Equity	22,697	21,088
Corporate and Other	59,812	44,945
Total assets	$779,908	$612,377

The following table summarizes our financial results by segment for the three months ended March 31, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$737	$1,645	$1,103	$1,243	$4,213	$722	$—	$—	$9,663
Other revenue	—	—	88	162	119	214	—	—	—	583
Total revenues	—	737	1,733	1,265	1,362	4,427	722	—	—	10,246

Expenses:
Rental property operating	—	131	449	396	414	1,576	210	—	42	3,218
Total expenses	—	131	449	396	414	1,576	210	—	42	3,218
Income from unconsolidated entities	8,177	—	—	—	—	—	—	606	220	9,003
Income from real estate-related securities	—	—	—	—	—	—	—	—	28	28
Segment net operating income	$8,177	$606	$1,284	$869	$948	$2,851	$512	$606	$206	$16,059

Depreciation and amortization	$(5,024)	$(415)	$(582)	$(2,708)	$(493)	$(4,270)	$(247)	$—	$(63)	$(13,802)

General and administrative										(1,623)
Unrealized gain on derivative instruments										1,516
Interest expense										(2,037)
Management fee - related party										(114)
Performance participation interest - related party										(2,121)
Other income (expense)										(75)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(2,197)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										14
Net loss attributable to non-controlling interest in INREIT OP										261
Net loss attributable to common stockholders										$(1,924)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2022:

$ in thousands
Segment income from unconsolidated entities	$9,003
Depreciation and amortization attributable to unconsolidated entities	(5,024)
Income from unconsolidated entities	$3,979
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2022:

$ in thousands
Segment depreciation and amortization	$(13,802)
Depreciation and amortization attributable to unconsolidated entities	5,024
Depreciation and amortization	$(8,778)

The following table summarizes our financial results by segment for the three months ended March 31, 2021:

$ in thousands	Healthcare	Office	Industrial	Multifamily	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$687	$566	$862	$—	$—	$2,115
Other revenue	—	—	—	63	—	—	63
Total revenues	—	687	566	925	—	—	2,178

Expenses:
Rental property operating	—	96	163	253	—	—	512
Total expenses	—	96	163	253	—	—	512
Income from unconsolidated real estate entities	5,959	—	—	—	447	—	6,406
Income from real estate-related securities	—	—	—	—	—	9	9
Segment net operating income	$5,959	$591	$403	$672	$447	$9	$8,081

Depreciation and amortization	$(4,674)	$(298)	$(211)	$(1,016)	$—	$—	$(6,199)

General and administrative							(1,161)
Interest expense							(503)
Performance participation interest - related party							(182)
Net income attributable to Invesco Real Estate Income Trust Inc.							36
Dividends to preferred stockholders							(2)
Net income attributable to common stockholders							$34
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2021:

$ in thousands
Segment income from unconsolidated entities	$6,406
Depreciation and amortization attributable to unconsolidated entities	(4,674)
Income from unconsolidated entities	$1,732
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2021:

$ in thousands
Segment depreciation and amortization	$(6,199)
Depreciation and amortization attributable to unconsolidated entities	4,674
Depreciation and amortization	$(1,525)

18.Subsequent Events
Private Offering
On April 27, 2022, we received proceeds of $44.2 million from the issuance of Class N common stock in the Class N Private Offering.
Public Offering
Subsequent to March 31, 2022, we received total net proceeds of $3.7 million from the issuance of common stock in our public offering.
Acquisitions
Subsequent to March 31, 2022, we acquired an aggregate of $172.5 million of real estate, exclusive of acquisition-related costs, across two separate transactions. These transactions consisted of a multifamily property and a self-storage property. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these asset acquisitions.

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
•the ongoing COVID-19 pandemic and its economic and operational impacts; and
•our reliance on the Adviser to conduct our operations.

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
Overview
We are a Maryland corporation formed in October 2018. We invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also invest in real estate-related securities to provide a source of liquidity for our share repurchase plan, cash management and other purposes. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (“INREIT OP” or “Operating Partnership”), of which we are the sole general partner.
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2020. To maintain our REIT qualification, we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, under the advisory agreement between us and the Adviser, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
As of March 31, 2022, we own or have invested in 43 properties. See “—Real Estate” below for additional information on these investments. As of March 31, 2022, we also own real estate-related securities.
Initial Public Offering
We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
As of May 9, 2022, we have received aggregate proceeds of $65.9 million from the Offering. We intend to continue selling shares on a monthly basis.

Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”). As of May 9, 2022, we have received gross proceeds of $443.7 million in the Class N Private Offering. As of May 9, 2022, we have a commitment to purchase an additional $41.3 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. As of May 9, 2022, we have received gross proceeds of $2.2 million in the Class E Private Offering. As of May 9, 2022, we have repurchased $70.0 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.
Q1 2022 Highlights
Operating Results
•Declared monthly net distributions totaling $5.9 million for the three months ended March 31, 2022. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	4.7%	4.7%	5.3%	5.5%	5.4%	5.5%
Year-to-Date Total Return, without upfront selling commissions(2)	4.5%	4.5%	4.7%	4.5%	5.6%	5.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	0.9%	0.9%	3.1%	4.5%	5.6%	5.2%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	18.1%	18.1%	18.7%	19.6%	22.8%	23.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	14.0%	14.0%	16.9%	19.6%	22.8%	23.8%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan.
(3)The inception date was June 1, 2021 for Class T, S and D shares; May 21, 2021 for Class I shares; May 14, 2021 for Class E shares and September 28, 2020 for Class N shares.
Investments
•Acquired three industrial properties with a total purchase price of $86.0 million and one grocery-anchored retail property for a purchase price of $65.6 million during the three months ended March 31, 2022. These acquisitions are consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the U.S.
•Increased our investments in real estate-related securities to $23.7 million.
Capital Activity and Financings
•Raised $91.6 million of proceeds from the sale of our common stock during the three months ended March 31, 2022.
•Increased our maximum Revolving Credit Facility size from $100.0 million to $150.0 million.
•Closed $39.7 million in property-level financing secured by an investment in real estate during the three months ended March 31, 2022.

Investment Portfolio
Summary of Portfolio
The following table summarizes the allocation of our investment portfolio based on fair value as of March 31, 2022:

Asset Allocation	Percentage
Real Estate	96%
Real Estate-Related Securities	2%
Cash and Cash Equivalents	2%
Total	100%
The following tables describe the diversification of our investments in real estate based on fair value as of March 31, 2022:

By Property Type (1)	Percentage
Healthcare	22%
Office	5%
Industrial	17%
Self-Storage	7%
Multifamily	9%
Student Housing	28%
Grocery-Anchored Retail	7%
Real Estate Preferred Equity	3%
Other	2%
Total	100%

By Geography (1)	Percentage
West	39%
South	32%
Midwest	22%
East	7%
Total	100%

(1)The tables include our investments in consolidated and unconsolidated real estate, as well as preferred equity investments. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
As of March 31, 2022, we have acquired an ownership interest in 43 properties for a total purchase price of $728.3 million, inclusive of closing costs. Our diversified portfolio of income producing assets primarily consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, concentrated in growth markets across the United States.

The following table provides a summary of our portfolio as of March 31, 2022:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Healthcare	20	1,030,397 sq. ft.	91%	$187,636	$8,177	43%
Office	1	80,980 sq. ft.	100%	44,309	737	4%
Industrial	6	1,432,432 sq. ft.	100%	154,142	1,733	9%
Self-Storage	4	306,743 sq. ft.	95%	63,400	1,265	7%
Multifamily	1	278 units	98%	77,800	1,362	7%
Student Housing	2	1,489 beds	100%	251,726	4,427	23%
Grocery-Anchored Retail	1	122,225 sq. ft.	95%	65,553	722	4%
Real Estate Preferred Equity(4)	1	431 units	97%	22,697	606	3%
Other(5)	7	1,372,093 sq. ft.	91%	19,309	46	—%
Total	43			$886,572	$19,075	100%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 1.1 million square feet for properties we have a non-controlling interest in through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of March 31, 2022. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the three months ended March 31, 2022. Healthcare, Real Estate Preferred Equity and the Other segment revenue includes income from unconsolidated entities.
(4)We own an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns San Simeon Apartments. See “—Real Estate” below for additional information on this investment.
(5)We have non-controlling interests in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.

Real Estate
The following table provides information regarding our portfolio of real estate as of March 31, 2022:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	91%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	100%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self Storage	3	Salem, OR	September 2021	100%	47,872	239,762	sq. ft.	95%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	93%
Total Self Storage	4				59,013	306,743	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	98%
Total Multifamily	1				71,083	278	units

Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,533	122,225	sq. ft.	95%
Total Grocery-Anchored Retail	1				65,533	122,225	sq. ft.

Real Estate Preferred Equity:
San Simeon Apartments(2)	1	Houston, TX	December 2020	N/A	13,789	431	units	97%
Total Real Estate Preferred Equity	1				13,789	431	units

Other:
GP Fund(3)	7	AZ, CA, IL, MN, OR	October 2021 / December 2021 / March 2022	6.8% - 9.0%	7,714	1,372,093	sq. ft.	91%
Total Other	7				7,714	1,372,093	sq. ft.
Total Investment Properties	43				$728,275

(1)We hold our interest in the Sunbelt Medical Office Portfolio through a 50% ownership interest in the Invesco JV, a joint venture between INREIT OP and Invesco U.S. Income Fund L.P., an affiliate of Invesco. The Invesco JV holds an 85% ownership interest in a joint venture with a third-party. We account for our investment using the equity method of accounting. The dates of acquisition and aggregate purchase price in the table above reflect the dates of our investments and the total amount of our investment in the Invesco JV.

(2)We own an investment in San Simeon Holdings, which owns San Simeon Apartments. Our investment is structured as a preferred membership interest and we account for our investment in the San Simeon Apartments using the equity method of accounting. The acquisition date and purchase price in the table above reflect the date and amount of our equity investment in San Simeon Holdings. Purchase price represents our initial equity investment into San Simeon Holdings and includes an interest reserve held in restricted cash of $0.8 million.
(3)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of March 31, 2022. The table below excludes our multifamily, self-storage and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	30	$188	—%	72,632	3%
2023	43	3,923	10%	422,211	16%
2024	42	4,746	12%	407,683	16%
2025	15	1,270	3%	52,298	2%
2026	17	5,091	13%	254,196	10%
2027	10	1,270	3%	46,442	2%
2028	9	3,764	10%	107,274	4%
2029	7	4,959	13%	446,098	17%
2030	5	1,945	5%	84,975	3%
2031	6	1,082	3%	84,152	3%
Thereafter	20	10,217	28%	594,981	24%
Total	204	$38,455	100%	2,572,942	100%
(1)Annualized base rent is determined from the annualized March 31, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Investments in Real Estate-Related Securities
As of March 31, 2022, our real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs . The following table details our investments in real estate-related debt securities as of March 31, 2022:

	March 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$10,946	$(87)	$10,859	$(559)	$10,300	4.22%	6/8/2043
Corporate debt	5,228	213	5,441	(196)	5,245	3.70%	3/19/2026
Preferred stock of REITs	N/A	N/A	$3,651	$(10)	$3,641	6.3%	N/A
Common stock of REITs	N/A	N/A	$4,034	$440	$4,474	3.2%	N/A
Total	$16,174	$126	$23,985	$(325)	$23,660
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended March 31,
$ in thousands	2022	2021	2022 vs. 2021
Revenues
Rental revenue	$9,663	$2,115	$7,548
Other revenue	583	63	520
Total revenues	10,246	2,178	8,068
Expenses
Rental property operating	3,218	512	2,706
General and administrative	1,623	1,161	462
Management fee - related party	114	—	114
Performance participation interest - related party	2,121	182	1,939
Depreciation and amortization	8,778	1,525	7,253
Total expenses	15,854	3,380	12,474
Other income (expense), net
Income from unconsolidated entities, net	3,979	1,732	2,247
Income from real estate-related securities	28	9	19
Unrealized gain on derivative instruments	1,516	—	1,516
Interest expense	(2,037)	(503)	(1,534)
Other expense	(75)	—	(75)
Total other income (expense), net	3,411	1,238	2,173
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(2,197)	$36	$(2,233)
Dividends to preferred stockholders	$(2)	$(2)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	14	—	14
Net loss attributable to non-controlling interest in INREIT OP	261	—	261
Net income (loss) attributable to common stockholders	$(1,924)	$34	$(1,958)
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Due to the amount of acquisitions of real estate we have made since December 31, 2020, our rental revenues and rental property operating expenses for the three months ended March 31, 2022 and 2021 are not comparable. During the period subsequent to December 31, 2020, we have purchased twelve consolidated properties for $553.6 million. See “— Investment Portfolio” above for additional information on our acquisitions.
General and Administrative Expenses
During the three months ended March 31, 2022, general and administrative expenses increased $0.5 million compared to the three months ended March 31, 2021. The increase was primarily due to professional fees including accounting and legal services related to the increased size of our portfolio.
Management Fee
During the three months ended March 31, 2022, the management fee increased $0.1 million compared to the three months ended March 31, 2021. No management fee was incurred during the three months ended March 31, 2021 as the fee did not start accruing until May 2021.

Performance Participation Interest
During the three months ended March 31, 2022, the performance participation interest increased $1.9 million compared to the three months ended March 31, 2021. The performance participation interest started to accrue in March 2021. As such, the performance participation interest accrual in the three months ended March 31, 2021 only included one month of performance participation interest versus a full quarter for the three months ended March 31, 2022.
Depreciation and Amortization
During the three months ended March 31, 2022 depreciation and amortization increased $7.3 million, primarily driven by the growth in our portfolio of consolidated properties.
Income from Unconsolidated Entities, Net
During the three months ended March 31, 2022 income from unconsolidated entities, net increased $2.2 million compared to the three months ended March 31, 2021. The increase was primarily due to an increase in the valuation of the interest rate swap at our Sunbelt Medical Office Portfolio, as well as income from investments in preferred equity of a retail platform operating company and the GP Fund that were made subsequent to March 31, 2021.
Income from Real Estate-Related Securities
During the three months ended March 31, 2022 income from real estate-related securities increased approximately $19,000 compared to the three months ended March 31, 2021.
Unrealized Gain on Derivative Instruments
During the three months ended March 31, 2022, we entered into two interest rate cap transactions that have increased in value by $1.5 million. There were no consolidated derivative instruments in place during the three months ended March 31, 2021.
Interest Expense
During the three months ended March 31, 2022, interest expense increased $1.5 million compared to the three months ended March 31, 2021. The increase is due to an increase in our property level debt and Revolving Credit Facility. See “— Liquidity and Capital Resources” below as well as Note 8 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not sell any real estate property or record any impairment during the three months ended March 31, 2022.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatement, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) certain operating expenses advanced by the Adviser, (vi) accrued preferred return from preferred membership interest (vii) accrued preferred return from preferred equity investment (viii) unrealized losses (gains) from changes in fair value of financial instruments, (ix) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate.

We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized losses (gains) on investments in financial instruments and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period and (c) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in real estate debt. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended March 31,
$ in thousands	2022	2021
GAAP net income (loss) attributable to our stockholders	$(1,924)	$34
Adjustments to arrive at FFO:
Real estate depreciation and amortization	8,778	1,525
Amount attributed to unconsolidated entities for above adjustment	2,135	1,986
Amount attributable to non-controlling interests for above adjustment	(112)	—
FFO attributable to our stockholders	8,877	3,545
Adjustments to arrive at AFFO:
Straight-line rental income	(359)	(207)
Amortization of capitalized tax abatement(1)	103	—
Amortization of above- and below-market lease intangibles	(16)	(49)
Amortization of deferred financing costs	207	—
Accrued preferred return from preferred membership interest	(251)	(241)
Accrued preferred return from preferred equity investment	(85)	—
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(1,356)	12
Non-cash share based compensation awards	19	19
Non-cash performance participation interest	2,121	182
Other operating expenses(3)	(321)	1,240
Amount attributed to unconsolidated entities for unrealized gains on fair value of financial instruments	(3,363)	(1,551)
Amount attributed to unconsolidated entities for above adjustments	(191)	(258)
Amount attributable to non-controlling interests for above adjustments	5	—
AFFO attributable to our stockholders	5,390	2,692
Adjustments to arrive at FAD:
Non-cash management fee	114	—
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(102)	—
Recurring capital expenditures attributed to unconsolidated entities(4)	(513)	(143)
FAD attributable to our stockholders	$4,889	$2,549
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations included herein.
(2)Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate-related securities and derivatives.
(3)Positive amounts herein represent operating expenses the Adviser advanced on our behalf through December 31, 2021. Negative amounts herein represent the reimbursement of these expenses to the Adviser pro rata over 60 months, which commenced in January 2022.
(4)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.

Net Asset Value
The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share plus any applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset values of our investments (including securities investments), the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, including the allocation/accrual of any performance participation and any stockholder servicing fees applicable to such class of shares. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	March 31, 2022
Stockholders' equity	$100,305
Adjustments:
Redeemable non-controlling interests attributable to INREIT OP(1)	3,127
Class N redeemable common stock(2)	277,701
Organization costs, offering costs and certain operating expenses(3)	12,006
Unrealized net real estate and real estate debt appreciation(4)	43,223
Accumulated depreciation and amortization(4)	32,374
Straight-line rent receivable	(2,409)
Other assets(3)	(963)
NAV	$465,364
(1)Our Class E units in INREIT OP held by the Special Limited Partner are redeemable and we include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets because the Special Limited Partner has the contractual right to redeem the units under certain circumstances.
(2)MassMutual's Class N shares are redeemable common stock and we include the value of these shares as a component of our NAV. MassMutual’s Class N shares have been classified as Class N redeemable common stock on our condensed consolidated balance sheets because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable.
(3)The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. These advanced expenses are currently being reimbursed to the Adviser pro rata over 60 months. These costs include certain prepaid expenses that are classified as other assets in our GAAP consolidated financial statements that have also been excluded from our NAV.
Under GAAP, organization and operating costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, all such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months. The adjustment presented represents the difference between the organization costs, offering costs and certain operating expenses advanced by the Adviser and the amount that has been reimbursed to the Adviser.
(4)Our investments in real estate are presented under historical cost in our GAAP condensed consolidated financial statements included herein. Additionally, our mortgage notes, revolving credit facility and financing obligation (“Borrowings”) are presented at their carrying value in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Borrowings are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.
(5)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization, including depreciation and amortization related to our investments in unconsolidated entities, is excluded for purposes of determining our NAV.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2022:

$ in thousands, except share/unit data
Components of NAV	March 31, 2022
Investments in real estate	$656,919
Investments in real estate-related securities	23,660
Investments in unconsolidated entities	145,787
Cash and cash equivalents	9,633
Restricted cash	5,267
Other assets	10,397
Mortgage notes, revolving credit facility and financing obligation, net	(362,537)
Subscriptions received in advance	(3,092)
Other liabilities	(8,885)
Accrued performance participation interest	(2,121)
Management fee payable	(77)
Non-controlling interests in joint-ventures	(9,587)
Net Asset Value	$465,364
Number of outstanding shares/units	14,647,102
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2022:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$11,012	$11,012	$11,012	$14,618	$72,329	$341,963	$3,418	$465,364
Number of outstanding shares/units	351,856	351,856	351,856	466,816	2,248,528	10,769,921	106,269	14,647,102
NAV Per Share/Unit as of March 31, 2022	$31.2957	$31.2957	$31.2957	$31.3144	$32.1671	$31.7518	$32.1671
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the March 31, 2022 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.1%	5.3%
Office	6.3%	5.3%
Industrial	5.8%	4.8%
Self-Storage	7.2%	5.0%
Multifamily	6.0%	5.0%
Student Housing	6.8%	5.0%
Retail	8.5%	7.4%

These assumptions are determined by Capright Property Advisors, LLC, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments.

For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+2.0%	+2.0%	+2.0%	+1.9%	+2.0%	+2.0%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.9)%	(2.0)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+3.2%	+3.3%	+3.7%	+3.3%	+3.3%	+3.4%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.9)%	(3.0)%	(3.4)%	(3.0)%	(3.0)%	(3.0)%	(1.8)%
Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2022:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	$0.1207	$0.1207	$0.1362	$0.1426	$0.1426	$0.1426
February 28, 2022	0.1201	0.1201	0.1341	0.1400	0.1400	0.1400
March 31, 2022	0.1201	0.1201	0.1360	0.1426	0.1426	0.1426
Total	$0.3609	$0.3609	$0.4063	$0.4252	$0.4252	$0.4252

For the three months ended March 31, 2022, we declared distributions in the amount of $5.9 million.
The following table summarizes our distributions declared during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022		March 31, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$5,796	99%	$2,377	100%
Reinvested in shares	80	1%	1	—%
Total distributions	$5,876	100%	$2,378	100%
Sources of Distributions
Cash flows from operating activities	$5,876	100%	$2,378	100%
Offering proceeds	—	—%	—	—%
Total sources of distributions	$5,876	100%	$2,378	100%

Cash flows from operating activities	$9,356		$2,760
Funds from Operations(1)	$8,877		$3,545

(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.

Liquidity and Capital Resources
We believe that with respect to liquidity, we are well positioned with $136.8 million of immediate liquidity as of March 31, 2022, made up of $41.7 million of undrawn capacity on our Revolving Credit Facility, $9.6 million of cash and cash equivalents, and $85.5 million of uncalled capital commitments. In addition, we hold $23.7 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Offering and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offerings, the Offering and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
Our offering and operating fees and expenses include, among other things, the management fee we pay to the Adviser, the performance participation interest that INREIT OP will pay to the Special Limited Partner, selling commissions, dealer manager fees and stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. In such event, we will reimburse the Adviser or the Adviser's affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arms-length transaction.

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
As of March 31, 2022, the Adviser had incurred organization costs and offering expenses of $2.4 million on our behalf in connection with the private offering of our Class N shares that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of March 31, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $3.7 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, the Adviser advanced on our behalf $8.0 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021.The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. We are reimbursing the Adviser for all operating expenses incurred subsequent to December 31, 2021 quarterly.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”).
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors.
For the four fiscal quarters ended March 31, 2022, total operating expenses were $9.5 million which exceeded the 2%/25% Guidelines by $0.7 million. Our independent directors determined that the Excess Amount of total operating expenses for the four fiscal quarters ended March 31, 2022 was justified, and therefore will be reimbursed to the Advisor, because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in the initial acquisition stage of the business and our average invested assets grew by 37% in the first quarter of 2022 as we closed on four investments in the three months ended March 31, 2022, (3) the expenses incurred as a result of being a public company (including expenses for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income and (4) we have experienced outsized performance during this period resulting in an increased performance participation interest.
As of March 31, 2022, our indebtedness includes the Revolving Credit Facility, four mortgages secured by their corresponding properties and a financing obligation.
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size (2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$108,300	$75,500
(1)On January 21, 2022, we entered into an amendment for the Revolving Credit Facility which converted the benchmark interest rate for all outstanding borrowings from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Prior to the amendment, borrowings under the Revolving Credit Facility carried interest at a rate equal to (i) one-month LIBOR or (ii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate” or (3) the one-month LIBOR rate plus 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. After the amendment, borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three months ended March 31, 2022 and 2021 was 1.91% and 1.71%, respectively.
(2)On January 21, 2022, we entered into an amendment for our Revolving Credit Facility which increased our maximum facility size from $100 million to $150 million. As of March 31, 2022, the borrowing capacity on the Revolving Credit Facility is $41.7 million.

The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	March 31, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/01/2025	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/01/2027	39,660	39,660	—
Total mortgages payable				203,160	163,500
Deferred financing costs, net				(2,108)	(1,847)
Mortgage notes payable, net				$201,052	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR. The weighted-average interest rate for the three months ended March 31, 2022 was 2.65%.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.60% plus (ii) one-month LIBOR. The weighted-average interest rate for the three months ended March 31, 2022 was 1.75%.
(4)The mortgage note secured by Tempe Student Housing bears interest at (i) 1.75% plus (ii) 30-Day SOFR Average as published on the website of the Federal Reserve Bank of New York. The weighted-average interest rate for the three months ended March 31, 2022 was 1.80%.
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
The sale and leaseback of Tempe Student Housing is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of Tempe Student Housing is not recognized and the property continues to be included within our consolidated financial statements. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.
See Note 8 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At March 31, 2022, we had cash and cash equivalents of $9.6 million and restricted cash of $5.3 million. Our restricted cash primarily consists of subscriptions received in advance. Restricted cash also includes an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company and amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 31, 2023. As of March 31, 2022, our undrawn capital commitment was $2.4 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2022. As of March 31, 2022, we have funded $3.1 million.

We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
$ in thousands	2022	2021
Cash flows provided by operating activities	$9,356	$2,760
Cash flows used in investing activities	(171,508)	(84,056)
Cash flows provided by financing activities	161,553	79,903
Net increase in cash and cash equivalents and restricted cash	$(599)	$(1,393)
Operating Activities — Cash flows provided by operating activities increased $6.6 million for the three months ended March 31, 2022 compared to the corresponding period in 2021 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity.
Investing Activities — Cash flows used in investing activities increased $87.5 million during the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to an increase in our investments of $86.6 million in real estate, capital improvements to real estate and real estate related securities.
Financing Activities — Cash flows provided by financing activities increased $81.7 million for the three months ended March 31, 2022 compared to the corresponding period in 2021 primarily due to an increase in net proceeds from the issuance of our common stock of $23.6 million, an increase in and subscriptions received in advance of $3.1 million and an increase in proceeds from borrowings of $39.5 million from the Revolving Credit Facility and mortgages payable, offset by a decrease in repayments under the Revolving Credit Facility of $20.7 million.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Form 10-K for the year ended December 31, 2021 other than disclosed below.
Redeemable Equity Instruments
We report our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP on our consolidated balance sheets at redemption value. Redemption value is determined based on our NAV per share or unit as of our balance sheet date. For purposes of determining our NAV, our investments in real estate are recorded at fair value based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.
These fair value estimates of our investments in real estate are particularly important as they are used for the calculation of NAV, which determines the adjustment to the carrying value of our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP. Significant differences in the fair value of our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP stock may result from changes in market conditions that cause our NAV, and thus the redemption value, to increase or decrease during the period. Although increases and decreases in our NAV do not have an impact to our consolidated statements of operations, they would cause a significant change in our equity.
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

Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with floating rate debt secured by our properties, our Revolving Credit Facility and our investments in real estate securities. We are also subject to interest rate risk through our investments in unconsolidated entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates and through interest rate protection agreements to cap a portion of our variable rate debt. Additionally, we may hedge our interest rate risk by using derivative contracts to fix the interest expense on a portion of our floating-rate debt.
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”) (collectively, the “Reference Rates”). As of March 31, 2022, we had borrowed $363.1 million under our Revolving Credit Facility, mortgage notes and financing obligation. Of our total borrowings, $271.8 million bears variable rate interest. For the three months ended March 31, 2022 a 10% increase in the Reference Rates would have resulted in approximately $6,000 increase in interest expense.
We may be exposed to interest rate risk as it relates to the replacement of LIBOR with appropriate replacement rates. As of March 31, 2022, all mortgage notes included LIBOR replacement language. Though the final spread and reference rate may depend on various aspects of negotiations, we do not believe we have outsized risk. On January 21, 2022, we entered into an amendment for Revolving Credit Facility which converted the benchmark interest rate for all outstanding borrowings from daily adjusted one-month LIBOR to Term SOFR with a borrowing period of one month.
We have invested a portion of our portfolio in fixed and floating-rate real estate debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. Additionally, interest rate movement can impact the valuation of debt securities depending on various aspects of the instrument, including, but not limited to, the credit rating, duration and structure of the interest rate payments.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We will be subject to risks generally attributable to the ownership of real property, including:
•in global, national, regional or local economic, demographic or capital market conditions;
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
•events or conditions beyond our control, including natural disasters, extreme weather conditions, climate change-related risks (including climate-related transition risks and acute and chronic physical risks), acts of terrorism, war (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict) and outbreaks of contagious disease such the ongoing COVID-19 pandemic; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

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
We invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict), demand or real estate values generally and other factors that are beyond the control of the Adviser. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In accordance with our equity incentive plan, we granted our independent directors 628 shares of our Class E common stock for total proceeds of approximately $19,000 on February 1, 2022.
The transaction described above was exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because it was not part of any public offering and did not involve any general solicitation or general advertising.
Use of Offering Proceeds
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. As of March 31, 2022, we have issued and sold in the offering (1) 2,109,507 shares of our common stock (consisting of 91 Class T shares, 91 Class S shares, 91 Class D shares, 115,070 Class I shares and 1,994,164 Class E shares) in the Primary Offering for total proceeds of $62.0 million and (2) 4,507 shares of our common stock (consisting of 955 Class I shares and 3,552 Class E shares) under our distribution reinvestment plan for a total value of $0.1 million. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
Share Repurchases
During the three months ended March 31, 2022, we did not repurchase shares of our common stock under our share repurchase plan as no repurchase requests were submitted.

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

10.1
Second Amendment to Revolving Credit Facility, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 24, 2022 and incorporated herein by reference).

10.2
LIBOR Transition Amendment, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 24, 2022 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: May 13, 2022