Form 10-Q
period 2022-06-30
Invesco Real Estate Income Trust Inc.
filed 2022-08-12
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of August 11, 2022, the issuer had the following shares outstanding: 357,834 shares of Class T common stock, 351,856 shares of Class S common stock, 458,695 shares of Class D common stock, 2,858,020 shares of Class I common stock, 2,261,342 shares of Class E common stock and 10,020,129 shares of Class N common stock.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and six months ended June 30, 2022 and June 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50

ITEM 4	CONTROLS AND PROCEDURES	52

PART II.	OTHER INFORMATION	53

ITEM 1.	LEGAL PROCEEDINGS	53

ITEM 1A.	RISK FACTORS	53

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	58

ITEM 4.	MINE SAFETY DISCLOSURES	58

ITEM 5.	OTHER INFORMATION	58

ITEM 6.	EXHIBITS	58

SIGNATURES		59

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	June 30, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$746,317	$434,373
Investments in unconsolidated entities	121,300	115,285
Investments in real estate-related securities, at fair value	25,333	12,685
Intangible assets, net	33,519	21,977
Cash and cash equivalents	16,144	13,754
Restricted cash	9,227	1,745
Other assets	16,768	12,558
Total assets	$968,608	$612,377

LIABILITIES
Revolving credit facility	$62,100	$75,500
Mortgage notes payable, net	374,045	161,653
Financing obligation, net	53,752	53,619
Due to affiliates	21,241	16,930
Accounts payable, accrued expenses and other liabilities	16,446	5,907
Total liabilities	527,584	313,609

Commitments and contingencies (See Note 15)	—	—

Class N redeemable common stock, $0.01 par value per share, 10,020,128 and 7,372,812 shares issued and outstanding, respectively	327,340	224,667
Redeemable non-controlling interest in INREIT OP	3,173	—

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 352,694 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 376,242 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 2,603,350 and 186,715 shares issued and outstanding, respectively	26	2
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 2,255,757 and 2,244,581 shares issued and outstanding, respectively	22	22
Common stock, Class N shares, $0.01 par value per share, 600,000,000 shares authorized; 0 and 1,183,697 shares issued and outstanding, respectively	—	12
Additional paid-in capital	125,789	94,097
Accumulated deficit and cumulative distributions	(46,207)	(24,150)
Total stockholders' equity	79,683	70,030
Non-controlling interests in consolidated joint ventures	30,828	4,071
Total equity	110,511	74,101
Total liabilities, redeemable equity instruments and equity	$968,608	$612,377
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands except share amounts	2022	2021	2022	2021
Revenues
Rental revenue	$13,264	$2,452	$22,927	$4,567
Other revenue	643	117	1,226	180
Total revenues	13,907	2,569	24,153	4,747
Expenses
Rental property operating	4,925	599	8,143	1,111
General and administrative	1,289	979	2,912	2,140
Management fee - related party	187	—	301	—
Performance participation interest - related party	2,273	609	4,394	791
Depreciation and amortization	11,710	2,037	20,488	3,562
Total expenses	20,384	4,224	36,238	7,604
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,728	(228)	5,707	1,503
Income (loss) from real estate-related securities	(1,123)	55	(1,095)	64
Unrealized gain on derivative instruments	954	—	2,470	—
Interest expense	(3,238)	(580)	(5,275)	(1,082)
Other expense	(9)	—	(84)	—
Total other income (expense), net	(1,688)	(753)	1,723	485
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(8,165)	$(2,408)	$(10,362)	$(2,372)
Dividends to preferred stockholders	$(2)	$(2)	$(4)	$(4)
Net loss attributable to non-controlling interests in consolidated joint ventures	430	—	444	—
Net loss attributable to non-controlling interest in INREIT OP	38	—	299	—
Net loss attributable to common stockholders	$(7,699)	$(2,410)	$(9,623)	$(2,376)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.49)	$(0.39)	$(0.66)	$(0.40)
Weighted average shares of common stock outstanding, basic and diluted	15,647,218	6,246,332	14,671,363	5,879,503
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	2	3	—	8	48,141	—	48,158	—	48,158	42,990	—
Distribution reinvestment	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,922)	(1,922)	(14)	(1,936)	—	(261)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(5,876)	(5,876)	—	(5,876)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,025	2,025	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)	—	(30)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,182)	—	(10,182)	—	(10,182)	10,044	138
Balance at March 31, 2022	$41	$4	$4	$4	$5	$22	$20	$132,155	$(31,950)	$100,305	$6,002	$106,307	$277,701	$3,127
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	4	—	—	13,057	—	13,061	—	13,061	44,188	—
Distribution reinvestment	—	—	—	—	—	—	—	129	—	129	—	129	—	—
Common stock repurchased	—	—	—	—	(3)	—	—	(9,197)	—	(9,200)	—	(9,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(7,697)	(7,697)	(430)	(8,127)	—	(38)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(6,558)	(6,558)	—	(6,558)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	25,400	25,400	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(144)	(144)	—	(44)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,374)	—	(10,374)	—	(10,374)	10,246	128
Balance at June 30, 2022	$41	$4	$4	$4	$26	$22	$—	$125,789	$(46,207)	$79,683	$30,828	$110,511	$327,340	$3,173
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194	$—
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	—	—	3	9,315	—	9,318	—	9,318	61,726	—
Distribution reinvestment	—	—	—	—	—	—	—	1	—	1	—	1	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income	—	—	—	—	—	—	—	—	36	36	—	36	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,378)	(2,378)	—	(2,378)	—	—
Balance at March 31, 2021	$41	$—	$—	$—	$—	$—	$7	$18,611	$(6,433)	$12,226	$—	$12,226	$144,920	$—
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)	—	—
Distribution reinvestment	—	—	—	—	—	—	—	26	—	26	—	26	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(2,408)	(2,408)	—	(2,408)	—	—
Exchange of common stock	—	—	—	—	—	2	(2)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,659)	(2,659)	—	(2,659)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,249)	—	(10,249)	—	(10,249)	10,249	—
Balance at June 30, 2021	$41	$—	$—	$—	$—	$2	$5	$8,401	$(11,502)	$(3,053)	$—	$(3,053)	$155,169	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2022	2021
Cash flows from operating activities:
Net loss	$(10,362)	$(2,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	301	—
Performance participation interest - related party	4,394	791
Income from unconsolidated entities, net	(5,707)	(1,503)
Depreciation and amortization	20,488	3,562
Share-based compensation	38	39
Straight-line rents	(719)	(310)
Amortization of below-market lease intangibles	(50)	(98)
Amortization of above-market lease intangibles	77	—
Amortization of deferred financing costs	645	318
Unrealized loss on real estate-related securities, net	1,554	(13)
Unrealized gain on derivative instruments	(2,470)	—
Distributions of earnings from investments in unconsolidated entities	3,413	780
Other operating activities	392	31
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	2,525	(583)
Increase in due to affiliates	1,574	2,720
Increase in accounts payable, accrued expenses and other liabilities	1,136	285
Net cash provided by operating activities	17,229	3,647
Cash flows from investing activities:
Investments in unconsolidated entities	(3,720)	(11,096)
Acquisitions of real estate	(342,453)	(71,015)
Pre-acquisition deposits	(480)	—
Capital improvements to real estate	(223)	(24)
Purchase of real estate-related securities	(14,235)	(4,452)
Proceeds from sale of real estate-related securities	—	564
Distributions of capital from investments in unconsolidated entities	—	2,512
Net cash used in investing activities	(361,111)	(83,511)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	87,202	61,726
Proceeds from issuance of common stock	61,833	9,351
Repurchase of common stock	(13,995)	—
Subscriptions received in advance	6,328	—
Proceeds from revolving credit facility	123,400	80,900
Repayment of revolving credit facility	(136,800)	(111,700)
Borrowings from mortgages payable	214,925	45,000
Purchase of derivative instruments	(1,808)	—
Payment of deferred financing costs	(2,987)	(1,457)
Common stock distributions	(11,482)	(4,688)
Preferred stock dividends	(4)	(4)
Sale of interest to non-controlling interest	22,462	—
Contributions from non-controlling interests	4,963	—
Distributions to non-controlling interests	(283)	—
Net cash provided by financing activities	353,754	79,128
Net change in cash and cash equivalents and restricted cash	9,872	(736)
Cash and cash equivalents and restricted cash, beginning of period	15,499	3,718
Cash and cash equivalents and restricted cash, end of period	$25,371	$2,982

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$16,144	$2,123
Restricted cash	9,227	859
Total cash and cash equivalents and restricted cash	$25,371	$2,982
Supplemental disclosures:
Interest paid	$4,128	$736
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$1,331	$68
Issuance of Class E OP Units to non-controlling interests	$3,280	$—
Issuance of Class E shares for payment of management fees	$157	$—
Accrued capital expenditures	$508	$1,438
Distributions payable	$2,198	$825
Distribution reinvestment	$209	$27
Accrued offering costs due to affiliates	$795	$2,922
Adjustment to carrying value of redeemable equity instruments	$20,556	$10,249
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Organization and Business Purpose
Invesco Real Estate Income Trust Inc. (the “Company” or “we”) is focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate and acquire private real estate debt and invest in real estate-related securities. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner.
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
We apply the equity method of accounting if we have significant influence over an entity, typically when we hold 20% or more of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. See Note 4 — “Investments in Unconsolidated Entities” for further information about our investments in partially owned entities.
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
Income Taxes
For the three and six months ended June 30, 2022, we recorded a net tax expense of approximately $9,000 and $84,000, respectively, located within other expense on our consolidated statements of operations. For the three and six months ended June 30, 2021, our taxable REIT subsidiaries did not have a tax expense. As of June 30, 2022 and December 31, 2021, we recorded a deferred tax asset of approximately $73,000 and a deferred tax liability of approximately $9,000, respectively. These were recorded within other assets and other liabilities, respectively, on our condensed consolidated balance sheets. As of June 30, 2022, our tax years 2019 through 2021 remain subject to examination by the United States tax authorities.
Redeemable Equity Instruments
Certain shares of our Class N common stock are classified as Class N redeemable common stock on our condensed consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 10 — “Class N Redeemable Common Stock.”
Our Class E units in INREIT OP are classified as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets because the holder of these units, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, has the contractual right to redeem the units under certain circumstances as described in Note 11— “Equity and Redeemable Non-controlling Interest .”

We report our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets at redemption value. The redemption value is determined as of our balance sheet date based on our net asset value (“NAV”) per share of Class N common stock or per unit of Class E units, as applicable. NAV is equivalent to GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation; accumulated depreciation and amortization; straight-line rent receivable and other assets. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice.
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
As of June 30, 2022 and 2021, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	June 30, 2022	December 31, 2021
Building and improvements	$593,944	$365,687
Land and land improvements	153,429	64,127
Furniture, fixtures and equipment	11,060	8,690
Total	758,433	438,504
Accumulated depreciation	(12,116)	(4,131)
Investments in real estate, net	$746,317	$434,373
The following table details the properties acquired during the six months ended June 30, 2022:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Grove City Industrial	95%	1	Industrial	January 2022	$28,030
Cortlandt Crossing	100%	1	Grocery-Anchored Retail	February 2022	65,553
3101 Agler Road	95%	1	Industrial	March 2022	20,503
Earth City Industrial	95%	1	Industrial	March 2022	37,418
Winston-Salem Self-Storage	100%	1	Self-Storage	April 2022	12,154
Everly Roseland Apartments(2)	57%	1	Multifamily	April 2022	162,023
Bend Self-Storage	100%	2	Self-Storage	June 2022	18,078
		8			$343,759
(1)Purchase price is inclusive of acquisition-related costs.
(2)In April 2022, we acquired a 95% consolidated interest in the Everly Roseland Apartments property. In May 2022, we sold 40% of our 95% interest in the Everly Roseland Apartments to an affiliate of Invesco. We continue to consolidate the property subsequent to the sale due to our controlling financial interest.

The following table summarizes the allocation of the total cost for the properties acquired during the six months ended June 30, 2022:

$ in thousands	Amount
Building and building improvements	$227,662
Land and land improvements	89,289
Lease intangibles(1)	23,478
Capitalized tax abatement(2)	1,666
Furniture, fixtures and equipment	2,263
Above-market lease intangibles	629
Below-market lease intangibles	(1,228)
Total purchase price(3)	$343,759
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler Road property with an expiration date of December 31, 2031 and are amortizing the tax abatement over its remaining useful life. See Note 7 — “Other Assets” for additional information on the capitalized tax abatement.
(3)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2022 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	8.76	13.39	7.58	9.86
We did not record any impairment losses on investments in real estate for the three and six months ended June 30, 2022.
4.Investments in Unconsolidated Entities
As of June 30, 2022, we held four investments in unconsolidated entities for an aggregate investment balance of $121.3 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.

Our investments in unconsolidated entities as of June 30, 2022 and December 31, 2021 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	June 30, 2022	December 31, 2021
Vida JV LLC(2)	42.5%	$81,760	$80,455
San Simeon Holdings(3)	—	23,608	21,088
PTCR Holdco, LLC(4)	—	7,958	7,749
Retail GP Fund(5)	6.8% to 9.0%	7,974	5,993
Total		$121,300	$115,285
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of June 30, 2022, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of June 30, 2022, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that may extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The investment yields a current pay rate of 6.50%, increasing 0.50% annually on the anniversary of the investment during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. See Note 15 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 6.8% to 9.0% in seven retail properties.
Our share of the unconsolidated entities’ income (loss) for the three and six months ended June 30, 2022 and 2021 were as follows:

$ in thousands	Company’s Share of Unconsolidated Entities Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2022	2021	2022	2021
Vida JV LLC	$447	$(699)	$3,599	$585
San Simeon Holdings	640	471	1,247	918
PTCR Holdco, LLC	361	—	535	—
Retail GP Fund	280	—	326	—
Total	$1,728	$(228)	$5,707	$1,503
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	June 30, 2022				December 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$413,623	$118,305	$293,533	$825,461	$407,574	$122,661	$234,015	$764,250
Total liabilities	(221,818)	(75,323)	(150,480)	(447,621)	(218,845)	(79,237)	(94,373)	(392,455)
Total equity	$191,805	$42,982	$143,053	$377,840	$188,729	$43,424	$139,642	$371,795

The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$9,241	$2,528	$16,326	$28,095	$9,251	$2,123	$—	$11,374
Net income (loss)	$1,056	$609	$5,888	$7,553	$(1,643)	$(495)	$—	$(2,138)

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$18,296	$4,992	$23,649	$46,937	$17,840	$4,379	$—	$22,219
Net income (loss)	$8,477	$1,329	$6,658	$16,464	$1,388	$(719)	$—	$669
We did not record any impairment losses on our investments in unconsolidated entities for the three and six months ended June 30, 2022.
5.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	June 30, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$14,246	$(303)	$13,943	$(1,133)	$12,810	5.40%	7/21/2042
Corporate debt	5,228	196	5,424	(544)	4,880	3.97%	3/3/2026
Preferred stock of REITs	N/A	N/A	3,651	(90)	3,561	3.54%	N/A
Common stock of REITs	N/A	N/A	4,034	48	4,082	6.40%	N/A
Total	$19,474	$(107)	$27,052	$(1,719)	$25,333

	December 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$7,171	$(83)	$7,088	$(154)	$6,934	3.60%	8/11/2042
Corporate debt	5,125	226	5,351	(7)	5,344	3.58%	3/29/2026
Preferred stock of REITs	N/A	N/A	411	(4)	407	6.78%	N/A
Total	$12,296	$143	$12,850	$(165)	$12,685
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

6.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	June 30, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$44,756	$(18,343)	$26,413
Leasing commissions	5,774	(516)	5,258
Above-market lease intangibles	1,951	(103)	1,848
Total intangible assets, net	$52,481	$(18,962)	$33,519

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(244)	$2,660
Total intangible liabilities, net	$2,904	$(244)	$2,660

	December 31, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$24,094	$(6,115)	$17,979
Leasing commissions	2,932	(230)	2,702
Above-market lease intangibles	1,322	(26)	1,296
Total intangible assets, net	$28,348	$(6,371)	$21,977

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,677	$(195)	$1,482
Total intangible liabilities, net	$1,677	$(195)	$1,482
The estimated future amortization of our intangibles for each of the next five years and thereafter as of June 30, 2022 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2022 (remainder)	$6,675	$309	$88	$(273)
2023	3,596	616	176	(402)
2024	2,192	616	176	(402)
2025	2,192	616	176	(402)
2026	2,192	614	176	(402)
2027	1,968	552	176	(315)
Thereafter	7,598	1,935	880	(464)
	$26,413	$5,258	$1,848	$(2,660)

7.Other Assets
The following table summarizes the components of other assets:

$ in thousands	June 30, 2022	December 31, 2021
Capitalized tax abatement, net(1)	$8,456	$7,049
Derivative instruments	4,278	—
Prepaid expenses	1,383	460
Deferred rent	1,247	528
Deferred financing costs, net	637	818
Deposits	587	3,460
Other	180	243
Total	$16,768	$12,558
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2022, accumulated amortization of the capitalized tax abatements was $0.6 million, and the estimated annual amortization is $0.6 million.
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
During the six months ended June 30, 2022, we entered into two interest rate cap transactions. The following table summarizes the notional amount and other information related to these instruments as of June 30, 2022:

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Strike Rate	Weighted Average Remaining Term In Years
Interest Rate Caps	2	$118,500	$1,808	$4,278	1.0%	2.62
(1)The notional amount represents the amount of the borrowings that we are hedging, but does not represent exposure to credit, interest rate or market risks.
(2)The fair value of the interest rate caps is included in other assets on our condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the changes in fair value of $1.0 million and $2.5 million, respectively, are included in unrealized gain on derivative instruments in our condensed consolidated statements of operations.

8.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$62,100	$75,500
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.41% and 2.22%, respectively.
(2)As of June 30, 2022, the borrowing capacity on the Revolving Credit Facility was $32.1 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of June 30, 2022, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	June 30, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	—
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	105,265	—
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	—
Total mortgages payable				378,425	163,500
Deferred financing costs, net				(4,380)	(1,847)
Mortgage notes payable, net				$374,045	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, USD LIBOR and SOFR, respectively, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.90% and 2.78%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of 1.60% plus one-month LIBOR. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.37% and 2.06%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.11% and 1.96%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for both the three and six months ended June 30, 2022 was 2.33%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate for both the three and six months ended June 30, 2022 was 3.84%.
As of June 30, 2022, we were in compliance with all loan covenants in our mortgage notes agreements.

Financing Obligation, Net
In connection with the Tempe Student Housing property, as of June 30, 2022 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of June 30, 2022:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2022 (remaining)	$—	$—	$—	$—
2023	—	—	3	3
2024	62,100	—	6	62,106
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	214,925	15	214,940
Thereafter	—	45,000	36,309	81,309
Total	$62,100	$378,425	$36,354	$476,879

9.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	June 30, 2022	December 31, 2021
Subscriptions received in advance	$6,328	$250
Intangible liabilities, net	2,660	1,482
Accounts payable and accrued expenses	2,117	1,237
Real estate taxes payable	1,588	743
Prepaid rental income	1,428	274
Tenant security deposits	1,275	409
Accrued interest expense	1,050	608
Unsettled trade payable	—	904
Total	$16,446	$5,907
10.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with MassMutual:

$ in thousands	As of June 30, 2022		As of December 31, 2021
	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	12,557,919	$358,726	9,760,987	$271,526
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,388,175	$70,000
For the three and six months ended June 30, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.2 million and $20.3 million, respectively, to adjust the value of the MassMutual shares to our June 30, 2022 NAV per Class N share. For the three and six months ended June 30, 2021, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.2 million for both periods to adjust the value of the MassMutual shares to our June 30, 2021 NAV per Class N share. We will limit any adjustment to the carrying amount of the Class N redeemable common stock so as to not reduce the carrying amount below the initial amount reported as Class N redeemable common stock. The change in the redemption value does not affect income available to common stockholders. MassMutual has committed to purchase an additional $41.3 million of Class N common stock at our request prior to January 20, 2023.
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
As of June 30, 2022 and December 31, 2021, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Six Months Ended June 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	165,035	165,035	165,035	279,643	1,814	2,213,413	2,989,975
Distribution reinvestment	—	—	—	458	2,133	—	2,591
Balance at March 31, 2022	351,856	351,856	351,856	466,816	2,248,528	10,769,922	14,540,834
Issuance of common stock	838	—	24,365	398,375	5,099	1,392,047	1,820,724
Common stock repurchased(1)	—	—	—	(291,818)	—	(149,616)	(441,434)
Exchange of common stock(2)	—	—	—	2,028,085	—	(1,992,225)	35,860
Distribution reinvestment	—	—	21	1,892	2,130	—	4,043
Balance at June 30, 2022	352,694	351,856	376,242	2,603,350	2,255,757	10,020,128	15,960,027

	Six Months Ended June 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2020	—	—	—	—	—	3,608,830	3,608,830
Issuance of common stock	—	—	—	—	—	2,636,645	2,636,645
Distribution reinvestment	—	—	—	—	—	32	32
Balance at March 31, 2021	—	—	—	—	—	6,245,507	6,245,507
Issuance of common stock	91	91	91	—	—	1,154	1,427
Exchange of common stock(3)	—	—	—	—	156,066	(156,066)	—
Distribution reinvestment	—	—	—	492	—	—	492
Balance at June 30, 2021	91	91	91	492	156,066	6,090,595	6,247,426
(1)We repurchased 149,615 Class N shares under MassMutual’s subscription agreement and 291,818 Class I shares as permitted under Invesco Reality, Inc.’s subscription agreement.
(2)On June 29, 2022, we issued 2,028,085 unregistered Class I shares of common stock to an affiliate of our Adviser in exchange for 1,992,225 of Class N shares with an equivalent aggregate NAV based on the NAV per share of Class I shares and Class N shares as of May 31, 2022.
(3)On May 14, 2021, we exchanged 156,066 Class N shares of our common stock held by our directors and employees of the Adviser and its affiliates, for no additional consideration, on a one-for-one basis for Class E shares of our common stock.
As of June 30, 2022 and December 31, 2021, 10,020,128 and 7,372,812, respectively, of our Class N shares have been classified as redeemable common stock because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. As of June 30, 2022 all outstanding Class N shares were classified as redeemable common stock. As of December 31, 2021, of the 8,556,509 outstanding Class N shares, 1,183,697 have been recorded as common stock.
As of June 30, 2022, MassMutual has committed to purchase an additional $41.3 million of Class N common stock, as discussed in Note 10 — “Class N Redeemable Common Stock.” We also have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.

For the three and six months ended June 30, 2022, we declared distributions of $6.6 million and $12.5 million, respectively. For the three and six months ended June 30, 2021, we declared distributions of $2.7 million and $5.0 million, respectively. We accrued $2.1 million and $1.4 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. Additionally, we accrued approximately $74,000 for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets as of June 30, 2022. As of December 31, 2021, we did not accrue any distributions payable to third parties.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.4215	$0.4215	$0.4215	$0.4215	$0.4215	$0.4215
Stockholder servicing fee per share(1)(2)	—	0.0754	0.0758	0.0216	—	—	—
Net distributions declared per share	$31.2500	$0.4969	$0.4973	$0.4431	$0.4215	$0.4215	$0.4215

	Three Months Ended June 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.1320	$0.1320	$0.1320	$0.2622	$0.2622	$0.4242
Stockholder servicing fee per share(1)	—	(0.0195)	(0.0195)	(0.0057)	—	—	—
Net distributions declared per share	$31.2500	$0.1125	$0.1125	$0.1263	$0.2622	$0.2622	$0.4242

	Six Months Ended June 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.8467	$0.8467	$0.8467	$0.8467	$0.8467	$0.8467
Stockholder servicing fee per share(1)(2)	—	0.0111	0.0115	0.0027	—	—	—
Net distributions declared per share	$31.2500	$0.8578	$0.8582	$0.8494	$0.8467	$0.8467	$0.8467

	Six Months Ended June 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.1320	$0.1320	$0.1320	$0.2622	$0.2622	$0.8522
Stockholder servicing fee per share(1)	—	(0.0195)	(0.0195)	(0.0057)	—	—	—
Net distributions declared per share	$31.2500	$0.1125	$0.1125	$0.1263	$0.2622	$0.2622	$0.8522
(1)See Note 13 — “Related Party Transactions” for a discussion of the stockholder servicing fees.
(2)For Class T, Class S and Class D Common Stock, the stockholder servicing fee in the distribution above results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.

Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 13 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. See Note 2 — “Summary of Significant Accounting Policies” for additional information on the redemption value. As the redemption value was greater than the adjusted carrying value at June 30, 2022, we recorded an allocation adjustment of $0.1 million between additional paid-in capital and redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Net loss allocated	$(38)	$—	$(299)	$—
Distributions	$44	$—	$74	$—
Adjustment to carrying value	$128	$—	$128	$—
As of June 30, 2022, distributions payable to the Special Limited Partner were approximately $15,000. As the Special Limited Partner did not receive Class E INREIT OP units until February 2022, there was no distribution payable to the Special Limited Partner as of December 31, 2021.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three and six months ended June 30, 2022, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
Share-Based Compensation Plan
For the three and six months ended June 30, 2022, we awarded independent members of our board of directors 602 and 1,230 Class E shares, respectively, under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 and $38,000, respectively, of compensation expense related to these awards. For the three and six months ended June 30, 2021, we awarded independent members of our board of directors 703 and 1,422 Class N shares, respectively, under the Incentive Plan and recognized approximately $19,000 and $39,000, respectively, of compensation expense related to these awards. As of June 30, 2022, 190,890 shares of common stock remain available for future issuance under the Incentive Plan.

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
Valuation of Financial Instruments Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	June 30, 2022				December 31, 2021
$ in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments in real estate-related securities	$7,643	$17,690	$—	$25,333	$407	$12,278	$—	$12,685
Interest rate caps	—	4,278	—	4,278	—	—	—	—
Total	$7,643	$21,968	$—	$29,611	$407	$12,278	$—	$12,685
Valuation of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets:

$ in thousands	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$62,100	$62,100	$75,500	$75,500
Mortgage notes payable	378,425	376,128	163,500	163,500
Financing obligation	54,000	54,000	54,000	54,000
Total	$494,525	$492,228	$293,000	$293,000
The fair value of our borrowings is estimated by modeling the cash flows required by our debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of our borrowings are considered Level 3.

13.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	June 30, 2022	December 31, 2021
Advanced general and administrative expenses	$8,037	$6,443
Advanced offering costs	4,969	4,245
Performance participation interest	4,394	3,280
Distributions payable	2,124	1,440
Advanced organization expenses	1,474	1,474
Accrued management fee	143	28
Accrued stockholder servicing fee	69	—
Share-based compensation payable	19	20
Accrued affiliate service provider expenses	12	—
Total	$21,241	$16,930
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We do not pay a management fee on the Class E shares and do not currently pay a management fee on the Class N shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and six months ended June 30, 2022, we incurred management fees of $0.2 million and $0.3 million, respectively, of which $0.1 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2022. During the three and six months ended June 30, 2021, we incurred management fees of less than $100 for both periods.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest started to accrue in March 2021 and is calculated and payable on an annual basis. For the three and six months ended June 30, 2022, we incurred $2.3 million and $4.4 million, respectively, for the Special Limited Partner's performance participation interest expense. For the three and six months ended June 30, 2021, we incurred $0.6 million and $0.8 million, respectively, for the Special Limited Partner’s performance participation interest expense. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. As of June 30, 2022, we have issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance fee. Such units were issued at the NAV per unit as of December 31, 2021.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. During the three and six months ended June 30, 2022, we incurred $0.4 million and $0.8 million, respectively, for costs of support personnel that were provided by the Adviser. During the three and six months ended June 30, 2021, we incurred $0.2 million and $0.4 million, respectively, for costs of support personnel that were provided by the Adviser.

The Adviser and its affiliates facilitates the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the on-going management operations of the properties. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, travel and IT support. The Adviser and its affiliates also facilitates the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the three and six months ended June 30, 2022, we incurred approximately $0.2 million and $0.3 million, respectively, for these operational and travel expenses that were incurred by the Adviser. We did not incur any operational or travel expenses during the three and six months ended June 30, 2021.
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (“the Dealer Manager”) is a registered broker-dealer affiliated with the Adviser and is entitled to receive selling commissions, dealer manager fees and stockholder servicing fees for Class T, Class S and Class D shares sold in the Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of June 30, 2022, we have accrued approximately $69,000 of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares. As of December 31, 2021, we had not incurred selling commissions, dealer manager fees or stockholder servicing fees.
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
We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, each such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share.

Related Party Share Ownership
As of June 30, 2022, affiliates had purchased the following amounts of our common stock:

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	12,557,919	$358,726
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	164,573	—	738,701	40,008
Members of our board of directors and employees of our Adviser(4)	—	—	—	176	21,769	75,128	2,651
	165,126	165,126	165,126	164,749	2,015,933	15,363,972	$520,885
(1)In accordance with MassMutual’s subscription agreement, we have repurchased 2,537,790 of MassMutual Shares for $74.8 million. The amount presented is inclusive of the shares repurchased.
(2)Invesco Global Property Plus Fund purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares.
(3)Invesco Realty, Inc. purchased 738,701 of Class N shares for $20.0 million, and we subsequently exchanged these Class N shares for 186,731 Class T shares, 186,731 Class S shares, 186,731 Class D shares and 186,208 Class I shares. Additionally, we have repurchased 291,818 Class I shares from Invesco Realty, Inc. for $9.2 million. The amount presented is inclusive of the shares repurchased.
(4)Members of our board of directors and employees of our Adviser who are officers of the Company or serve on the Company’s steering committee purchased 75,128 Class N shares for $2.0 million, and we subsequently exchanged these Class N shares for 75,128 Class E shares.

As of June 30, 2022, MassMutual has committed to purchase an additional $41.3 million of Class N common stock. We also have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
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
As of June 30, 2022, the Adviser had incurred organization costs and offering expenses of $2.5 million on our behalf in connection with the private offering of our Class N shares that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of June 30, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.1 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Operating Expenses Reimbursement

As of June 30, 2022 and December 31, 2021, the Adviser advanced on our behalf $8.0 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets. We are reimbursing the Adviser for all operating expenses incurred subsequent to December 31, 2021 quarterly.

Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2022 did not exceed the charter-imposed limitation.
Accrued Affiliate Service Provider Expenses
The Company has engaged and expects to continue to engage Pine Tree Commercial Realty, LLC (“Pine Tree”), a wholly owned subsidiary of PTCR Holdco, LLC, in which we have a preferred equity investment, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) for Cortlandt Crossing. The cost for such services is a percentage of the gross receipts and project costs, respectively. During the three and six months ended June 30, 2022, we have incurred approximately $38,000 and $45,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. The property was acquired in February 2022, thus no property management fees were paid to Pine Tree in 2021. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
Co-Investments with Affiliated Products
As discussed in Note 4 — “Investments in Unconsolidated Entities”, we formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in the Sunbelt Medical Office Portfolio. The Company and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture, which owns 85% of the Sunbelt Medical Office Portfolio.

We hold our interest in Everly Roseland Apartments through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
14.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
15.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of June 30, 2022 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 31, 2023. As of June 30, 2022, our undrawn capital commitment was $1.7 million.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2022. As of June 30, 2022, we have funded $3.1 million.
As of June 30, 2022 and December 31, 2021, we were not subject to any material litigation or aware of any pending or threatened material litigation.

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
The following table details the components of operating lease income:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Fixed lease payments	$11,672	$2,149	$20,479	$4,003
Variable lease payments	1,592	303	2,448	$564
Rental revenue	$13,264	$2,452	$22,927	$4,567
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands	Future Minimum
Year	Rents
2022 (remainder)	$6,193
2023	11,895
2024	11,603
2025	11,049
2026	11,222
2027	11,025
Thereafter	51,242
Total	$114,229
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
17.Segment Reporting
As of June 30, 2022, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail and real estate preferred equity. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenues and property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest.

The following table summarizes our total assets by segment:

$ in thousands	June 30, 2022	December 31, 2021
Healthcare	$81,760	$80,455
Office	39,157	38,633
Industrial	146,802	60,071
Self-Storage	82,719	57,305
Multifamily	229,760	67,866
Student Housing	234,138	242,014
Grocery-Anchored Retail	65,943	—
Real Estate Preferred Equity	23,608	21,088
Corporate and Other	64,721	44,945
Total assets	$968,608	$612,377
The following table summarizes our financial results by segment for the three months ended June 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$608	$2,680	$1,300	$3,133	$4,249	$1,294	$—	$—	$13,264
Other revenue	—	—	89	166	171	215	2	—	—	643
Total revenues	—	608	2,769	1,466	3,304	4,464	1,296	—	—	13,907

Expenses:
Rental property operating	—	108	823	478	1,149	1,859	455	—	53	4,925
Total expenses	—	108	823	478	1,149	1,859	455	—	53	4,925
Income from unconsolidated entities, net	5,225	—	—	—	—	—	—	641	938	6,804
Income from real estate-related securities	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Segment net operating income	$5,225	$500	$1,946	$988	$2,155	$2,605	$841	$641	$(238)	$14,663

Depreciation and amortization	$(4,778)	$(443)	$(1,648)	$(2,164)	$(1,928)	$(5,088)	$(494)	$—	$(243)	$(16,786)

General and administrative										(1,289)
Unrealized gain on derivative instruments										954
Interest expense										(3,238)
Management fee - related party										(187)
Performance participation interest - related party										(2,273)
Other expense										(9)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(8,165)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										430
Net loss attributable to non-controlling interest in INREIT OP										38
Net loss attributable to common stockholders										$(7,699)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2022:

$ in thousands
Segment income from unconsolidated entities	$6,804
Depreciation and amortization attributable to unconsolidated entities	(5,076)
Income from unconsolidated entities, net	$1,728
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2022:

$ in thousands
Segment depreciation and amortization	$(16,786)
Depreciation and amortization attributable to unconsolidated entities	5,076
Depreciation and amortization	$(11,710)
The following table summarizes our financial results by segment for the three months ended June 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Multifamily	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$691	$566	$1,195	$—	$—	$2,452
Other revenue	—	—	—	117	—	—	117
Total revenues	—	691	566	1,312	—	—	2,569

Expenses:
Rental property operating	—	121	119	359	—	—	599
Total expenses	—	121	119	359	—	—	599
Income from unconsolidated real estate entities, net	4,584	—	—	—	471	—	5,055
Income from real estate-related securities	—	—	—	—	—	55	55
Segment net operating income	$4,584	$570	$447	$953	$471	$55	$7,080

Depreciation and amortization	$(5,283)	$(297)	$(214)	$(1,526)	$—	$—	$(7,320)

General and administrative							(979)
Interest expense							(580)
Performance participation interest - related party							(609)
Net loss attributable to Invesco Real Estate Income Trust Inc.							$(2,408)
Dividends to preferred stockholders							$(2)
Net loss attributable to common stockholders							$(2,410)

The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2021:

$ in thousands
Segment income from unconsolidated entities	$5,055
Depreciation and amortization attributable to unconsolidated entities	(5,283)
Loss from unconsolidated entities, net	$(228)
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2021:

$ in thousands
Segment depreciation and amortization	$(7,320)
Depreciation and amortization attributable to unconsolidated entities	5,283
Depreciation and amortization	$(2,037)
The following table summarizes our financial results by segment for the six months ended June 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,345	$4,325	$2,403	$4,376	$8,462	$2,016	$—	$—	$22,927
Other revenue	—	—	177	328	290	429	2	—	—	1,226
Total revenues	—	1,345	4,502	2,731	4,666	8,891	2,018	—	—	24,153

Expenses:
Rental property operating	—	239	1,272	874	1,563	3,435	665	—	95	8,143
Total expenses	—	239	1,272	874	1,563	3,435	665	—	95	8,143
Income from unconsolidated entities, net	13,402	—	—	—	—	—	—	1,247	1,158	15,807
Income from real estate-related securities	—	—	—	—	—	—	—		(1,095)	(1,095)
Segment net operating income	$13,402	$1,106	$3,230	$1,857	$3,103	$5,456	$1,353	$1,247	$(32)	$30,722

Depreciation and amortization	$(9,802)	$(858)	$(2,230)	$(4,872)	$(2,421)	$(9,358)	$(741)	$—	$(306)	$(30,588)

General and administrative										(2,912)
Unrealized gain on derivative instruments										2,470
Interest expense										(5,275)
Management fee - related party										(301)
Performance participation interest - related party										(4,394)
Other expense										(84)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(10,362)
Dividends to preferred stockholders										$(4)
Net loss attributable to non-controlling interests in consolidated joint ventures										444
Net loss attributable to non-controlling interest in INREIT OP										299
Net loss attributable to common stockholders										$(9,623)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2022:

$ in thousands
Segment income from unconsolidated entities	$15,807
Depreciation and amortization attributable to unconsolidated entities	(10,100)
Income from unconsolidated entities, net	$5,707
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2022:

$ in thousands
Segment depreciation and amortization	$(30,588)
Depreciation and amortization attributable to unconsolidated entities	10,100
Depreciation and amortization	$(20,488)
The following table summarizes our financial results by segment for the six months ended June 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Multifamily	Real Estate Preferred Equity	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,378	$1,132	$2,057	$—	$—	$4,567
Other revenue	—	—	—	180	—	—	180
Total revenues	—	1,378	1,132	2,237	—	—	4,747

Expenses:
Rental property operating	—	217	282	612	—	—	1,111
Total expenses	—	217	282	612	—	—	1,111
Income from unconsolidated real estate entities, net	10,542	—	—	—	918	—	11,460
Income from real estate-related securities	—	—	—	—	—	64	64
Segment net operating income	$10,542	$1,161	$850	$1,625	$918	$64	$15,160

Depreciation and amortization	$(9,957)	$(595)	$(425)	$(2,542)	$—	$—	$(13,519)

General and administrative							(2,140)
Interest expense							(1,082)
Performance participation interest - related party							(791)
Net loss attributable to Invesco Real Estate Income Trust Inc.							$(2,372)
Dividends to preferred stockholders							$(4)
Net loss attributable to common stockholders							$(2,376)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2021:

$ in thousands
Segment income from unconsolidated entities	$11,460
Depreciation and amortization attributable to unconsolidated entities	(9,957)
Income from unconsolidated entities, net	$1,503
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2021:

$ in thousands
Segment depreciation and amortization	$(13,519)
Depreciation and amortization attributable to unconsolidated entities	9,957
Depreciation and amortization	$(3,562)
18.Subsequent Events
Public Offering
Subsequent to June 30, 2022, we received total net proceeds of $10.9 million from the issuance of common stock in our Offering.
Acquisitions
On July 6, 2022, we acquired a portfolio of three self-storage properties for $24.2 million, exclusive of acquisition-related costs. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for these asset acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Invesco Real Estate Income Trust Inc. and its consolidated subsidiaries as “we,” “us,” “our Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. We refer to our external manager, Invesco Advisers, Inc., as our “Adviser,” and we refer to the indirect parent company of our Adviser, Invesco Ltd. together with its consolidated subsidiaries (which does not include us), as “Invesco.”
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes to our unaudited condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Forward Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements.
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. Although we make such statements based on assumptions we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a Maryland corporation formed in October 2018. We invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate and acquire private real estate debt and invest in real estate-related securities. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (“INREIT OP” or “Operating Partnership”), of which we are the sole general partner.
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
As of June 30, 2022, we own or have invested in 47 properties. See “—Real Estate” below for additional information on these investments. As of June 30, 2022, we also own real estate-related securities.

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
As of August 11, 2022, we have received aggregate net proceeds of $86.5 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”). As of August 11, 2022, we have received gross proceeds of $443.7 million in the Class N Private Offering. As of August 11, 2022, we have a commitment to purchase an additional $41.3 million of Class N common stock, excluding a $30 million commitment from Invesco Realty, Inc. that collateralizes our revolving credit facility. As of August 11, 2022, we have received gross proceeds of $2.3 million in the Class E Private Offering. As of August 11, 2022, we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

On August 11, 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the Interests in the applicable DST from the investors any time after two years from the closing of the applicable DST Offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of the our common stock, cash, or a combination of both.

We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Affiliates of the Adviser are expected to receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We have not allocated specific amounts of the net proceeds from the DST Program for any specific purpose.

Q2 2022 Highlights
Operating Results
•Declared monthly net distributions totaling $6.6 million for the six months ended June 30, 2022. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	6.3%	6.3%	5.6%	5.3%	5.2%	5.3%
Year-to-Date Total Return, without upfront selling commissions(2)	9.2%	9.2%	9.1%	9.1%	11.0%	9.9%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	5.3%	5.4%	7.5%	9.1%	11.0%	9.9%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	21.5%	21.5%	21.8%	22.2%	25.3%	23.2%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	17.6%	17.6%	20.1%	22.2%	25.3%	23.2%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended June 30, 2022.
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
Investments
•Acquired three self-storage properties with a total purchase price of $30.2 million and a 57% consolidated interest in one multifamily property with a purchase price of $162.0 million during the three months ended June 30, 2022. These acquisitions are consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the U.S.
•Increased our investments in real estate-related securities to $25.3 million.
Capital Activity and Financings
•Raised $57.5 million of net proceeds from the sale of our common stock during the three months ended June 30, 2022.
•Closed $175.3 million in property-level financing secured by investments in real estate during the three months ended June 30, 2022.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of June 30, 2022:
The following charts describe the diversification of our investments in real estate based on fair value as of June 30, 2022:

(1)The charts include our investments in consolidated and unconsolidated real estate, as well as preferred equity investments. Both consolidated and unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. The fair value of our preferred equity investment is a component of Real Estate in the Asset Allocation chart. See “—Real Estate” below for additional information on these investments.
As of June 30, 2022, we have acquired interests in 47 properties for a total purchase price of $920.5 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate preferred equity investments, concentrated in growth markets across the United States.
The following table provides a summary of our portfolio as of June 30, 2022:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue
Healthcare	20	1,030,397 sq. ft.	91%	$188,657	$5,225	25%
Office	1	80,980 sq. ft.	100%	42,200	608	3%
Industrial	6	1,432,432 sq. ft.	100%	154,981	2,769	13%
Self-Storage	7	421,823 sq. ft.	96%	104,086	1,466	7%
Multifamily	2	638 units	97%	245,200	3,304	16%
Student Housing	2	1,489 beds	98%	254,295	4,464	22%
Grocery-Anchored Retail	1	122,225 sq. ft.	95%	65,825	1,296	6%
Real Estate Preferred Equity(4)	1	431 units	98%	23,608	641	3%
Other(5)	7	1,372,093 sq. ft.	90%	19,309	938	5%
Total	47			$1,098,161	$20,711	100%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 1.4 million square feet for properties in which we have a non-controlling interest through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of June 30, 2022. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the six months ended June 30, 2022. Healthcare, Real Estate Preferred Equity and Other segment revenue includes income from unconsolidated entities.
(4)We hold an investment in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns San Simeon Apartments. See “—Real Estate” below for additional information on this investment.
(5)We have non-controlling interests in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.

Real Estate
The following table provides information regarding our portfolio of real estate as of June 30, 2022:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	91%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	100%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self Storage	3	Salem, OR	September 2021	100%	47,872	239,762	sq. ft.	95%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	95%
Winston-Salem Self-Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	99%
Bend Self-Storage	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	99%
Total Self-Storage	7				89,245	421,823	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	98%
Everly Roseland Apartments(2)	1	Roseland, NJ	April 2022	57%	162,023	360	units	96%
Total Multifamily	2				233,106	638	units

Student Housing
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	98%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	99%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,533	122,225	sq. ft.	95%
Total Grocery-Anchored Retail	1				65,533	122,225	sq. ft.

Real Estate Preferred Equity:
San Simeon Apartments(3)	1	Houston, TX	December 2020	N/A	13,789	431	units	98%
Total Real Estate Preferred Equity	1				13,789	431	units

Other:
Retail GP Fund(4)	7	AZ, CA, IL, MN, OR	October 2021 / December 2021 / March 2022	6.8% - 9.0%	7,714	1,372,093	sq. ft.	90%
Total Other	7				7,714	1,372,093	sq. ft.
Total Investment Properties	47				$920,530

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
(2)We hold our interest in Everly Roseland Apartments through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
(3)We own an investment in San Simeon Holdings, which owns San Simeon Apartments. Our investment is structured as a preferred membership interest and we account for our investment in the San Simeon Apartments using the equity method of accounting. The acquisition date and purchase price in the table above reflect the date and amount of our equity investment in San Simeon Holdings. Purchase price represents our initial equity investment into San Simeon Holdings and includes an interest reserve held in restricted cash of $0.8 million.
(4)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of June 30, 2022. The table below excludes our multifamily, self-storage and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	22	$259	1%	58,816	2%
2023	40	3,751	10%	415,026	16%
2024	41	4,946	13%	403,452	16%
2025	18	1,373	3%	58,159	2%
2026	17	5,091	13%	254,196	10%
2027	11	1,304	3%	48,790	2%
2028	10	3,783	10%	108,323	4%
2029	7	4,959	13%	406,098	16%
2030	5	1,971	5%	84,975	3%
2031	6	1,166	3%	124,152	5%
Thereafter	21	10,746	26%	607,527	24%
Total	198	$39,349	100%	2,569,514	100%
(1)Annualized base rent is determined from the annualized June 30, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.

Investments in Real Estate-Related Securities
As of June 30, 2022, our real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of June 30, 2022:

	June 30, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$14,246	$(303)	$13,943	$(1,133)	$12,810	5.40%	7/21/2042
Corporate debt	5,228	196	5,424	(544)	4,880	3.97%	3/3/2026
Preferred stock of REITs	N/A	N/A	3,651	(90)	3,561	3.5%	N/A
Common stock of REITs	N/A	N/A	4,034	48	4,082	6.4%	N/A
Total	$19,474	$(107)	$27,052	$(1,719)	$25,333
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Rental revenue	$13,264	$2,452	$10,812	$22,927	$4,567	$18,360
Other revenue	643	117	526	1,226	180	1,046
Total revenues	13,907	2,569	11,338	24,153	4,747	19,406
Expenses
Rental property operating	4,925	599	4,326	8,143	1,111	7,032
General and administrative	1,289	979	310	2,912	2,140	772
Management fee - related party	187	—	187	301	—	301
Performance participation interest - related party	2,273	609	1,664	4,394	791	3,603
Depreciation and amortization	11,710	2,037	9,673	20,488	3,562	16,926
Total expenses	20,384	4,224	16,160	36,238	7,604	28,634
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,728	(228)	1,956	5,707	1,503	4,204
Income (loss) from real estate-related securities	(1,123)	55	(1,178)	(1,095)	64	(1,159)
Unrealized gain on derivative instruments	954	—	954	2,470	—	2,470
Interest expense	(3,238)	(580)	(2,658)	(5,275)	(1,082)	(4,193)
Other expense	(9)	—	(9)	(84)	—	(84)
Total other income (expense), net	(1,688)	(753)	(935)	1,723	485	1,238
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(8,165)	$(2,408)	$(5,757)	$(10,362)	$(2,372)	$(7,990)
Dividends to preferred stockholders	$(2)	$(2)	$—	$(4)	$(4)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	430	—	430	444	—	444
Net loss attributable to non-controlling interest in INREIT OP	38	—	38	—	—	—
Net loss attributable to common stockholders	$(7,699)	$(2,410)	$(5,289)	$(9,922)	$(2,376)	$(7,546)

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Due to the amount of acquisitions of real estate we have made subsequent to December 31, 2020, our rental revenues and rental property operating expenses for the three and six months ended June 30, 2022 and 2021 are not comparable. During the period subsequent to December 31, 2020, we have purchased sixteen consolidated properties for $745.8 million. See “— Investment Portfolio” above for additional information on our acquisitions.
General and Administrative Expenses
During the three and six months ended June 30, 2022, general and administrative expenses increased $0.3 million and $0.8 million, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in accounting and legal fees as well as expenses related to fund administration that increased as a result of the size of our portfolio.
Management Fee
During the three and six months ended June 30, 2022, the management fee increased $0.2 million and $0.3 million, respectively, compared to the three and six months ended June 30, 2021. The management fee started accruing in May 2021 and the subsequent increase was primarily due to the $118.8 million increase in the NAV of share classes subject to management fees from May 1, 2021 to June 30, 2022.
Performance Participation Interest
During the three and six months ended June 30, 2022, the performance participation interest increased $1.7 million and $3.6 million, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily the result of our increased NAV and a higher total return for the three and six months ended June 30, 2022, compared to the corresponding periods in 2021. In addition, the performance participation interest started to accrue in March 2021. As such, the performance participation interest accrual in the six months ended June 30, 2021 only included four months of performance participation interest versus the corresponding period in 2022 which included the full six months.
Depreciation and Amortization
During the three and six months ended June 30, 2022 depreciation and amortization increased $9.7 million and $16.9 million, respectively, compared to the three and six months ended June 30, 2021, primarily driven by the growth in our portfolio of consolidated properties.
Income (Loss) from Unconsolidated Entities, Net
During the three and six months ended June 30, 2022 income from unconsolidated entities, net increased $2.0 million and $4.2 million, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in the valuation of the interest rate swap at our Sunbelt Medical Office Portfolio, as well as income from a preferred equity investment in a retail platform operating company and the Retail GP Fund that were made subsequent to June 30, 2021.
Income (Loss) from Real Estate-Related Securities
During the three and six months ended June 30, 2022, loss from real estate-related securities increased each period by $1.2 million compared to the three and six months ended June 30, 2021. The increase in loss was primarily due to unrealized losses on our real estate debt securities, partially offset by dividends from common stock and interest income from investments in CMBS.
Unrealized Gain on Derivative Instruments
During the three and six months ended June 30, 2022, we held two interest rate cap transactions that have increased in value by $1.0 million and $2.5 million, respectively. There were no consolidated derivative instruments in place during the six months ended June 30, 2021.

Interest Expense
During the three and six months ended June 30, 2022, interest expense increased $2.7 million and $4.2 million, respectively, compared to the three and six months ended June 30, 2021. The increase is due to an increase in our property level debt and borrowings under the Revolving Credit Facility. See “— Liquidity and Capital Resources” below as well as Note 8 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not sell any real estate property or record any impairment during the three and six months ended June 30, 2022.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
GAAP net income (loss) attributable to our stockholders	$(7,699)	$(2,410)	$(9,623)	$(2,376)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	11,710	2,037	20,488	3,562
Amount attributed to unconsolidated entities for above adjustment	2,329	2,282	4,464	4,268
Amount attributable to non-controlling interests for above adjustment	(680)	—	(792)	—
FFO attributable to our stockholders	5,660	1,909	14,537	5,454
Adjustments to arrive at AFFO:
Straight-line rental income	(360)	(104)	(719)	(310)
Amortization of capitalized tax abatement(1)	155	—	258	—
Amortization of above- and below-market lease intangibles	44	(49)	28	(98)
Amortization of deferred financing costs	267	264	474	264
Accrued preferred return from preferred membership interest	(256)	(246)	(507)	(487)
Accrued preferred return from preferred equity investment	(88)	—	(173)	—
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	440	(25)	(916)	(13)
Non-cash share based compensation awards	19	19	38	39
Non-cash performance participation interest	2,273	609	4,394	791
Other operating expenses(3)	(320)	785	(641)	2,025
Amount attributed to unconsolidated entities for unrealized gains on fair value of financial instruments	(662)	274	(4,025)	(1,277)
Amount attributed to unconsolidated entities for above adjustments	(175)	(259)	(366)	(517)
Amount attributable to non-controlling interests for above adjustments	(9)	—	(4)	—
AFFO attributable to our stockholders	6,988	3,177	12,378	5,871
Adjustments to arrive at FAD:
Non-cash management fee	187	—	301	—
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(258)	—	(360)	—
Recurring capital expenditures attributed to unconsolidated entities(4)	28	(750)	(485)	(893)
Recurring capital expenditures attributed to non-controlling interests(4)	(5)	—	(5)	—
FAD attributable to our stockholders	$6,940	$2,427	$11,829	$4,978
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
(3)Positive amounts herein represent operating expenses the Adviser advanced on our behalf through December 31, 2021. Negative amounts herein represent the reimbursement of these expenses to the Adviser ratably over 60 months, which commenced in January 2022.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	June 30, 2022
Stockholders' equity	$79,683
Adjustments:
Class N redeemable common stock(1)	327,340
Unrealized net real estate and real estate debt appreciation(2)	61,966
Accumulated depreciation and amortization(3)	45,895
Organization costs, offering costs and certain operating expenses(4)	11,789
Redeemable non-controlling interests attributable to INREIT OP(5)	3,173
Accrued stockholder servicing fee(6)	69
Straight-line rent receivable	(2,959)
Other assets(4)	(955)
NAV	$526,001
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
(2)Our investments in real estate are presented under historical cost in our condensed consolidated financial statements included herein. Additionally, our mortgage notes, revolving credit facility and financing obligation (“Borrowings”) are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Borrowings are not included in our condensed consolidated financial statements. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.
(3)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization, including depreciation and amortization related to our investments in unconsolidated entities, is excluded for purposes of determining our NAV.
(4)The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. These advanced expenses are currently being reimbursed to the Adviser ratably over 60 months. These costs include certain prepaid expenses that are classified as other assets in our GAAP consolidated financial statements that have also been excluded from our NAV.
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
(5)The Class E units in INREIT OP held by the Special Limited Partner are redeemable and we include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets because the Special Limited Partner has the contractual right to redeem the units under certain circumstances.

(6)Accrued stockholder servicing fee represents the accrual for the cost of the stockholder servicing fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
The following table provides a breakdown of the major components of our total NAV as of June 30, 2022:

$ in thousands, except share/unit data
Components of NAV	June 30, 2022
Investments in real estate	$866,576
Investments in real estate-related securities	25,333
Investments in unconsolidated entities	150,348
Cash and cash equivalents	16,144
Restricted cash	9,227
Other assets	6,638
Mortgage notes, revolving credit facility and financing obligation, net	(487,599)
Subscriptions received in advance	(6,328)
Other liabilities	(12,305)
Accrued performance participation interest	(4,394)
Management fee payable	(143)
Non-controlling interests in joint-ventures	(37,496)
Net Asset Value	$526,001
Number of outstanding shares/units	16,066,296
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2022:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$11,352	$11,325	$12,103	$84,033	$75,283	$328,358	$3,547	$526,001
Number of outstanding shares/units	352,694	351,856	376,242	2,603,350	2,255,757	10,020,128	106,269	16,066,296
NAV Per Share/Unit as of June 30, 2022	$32.1860	$32.1865	$32.1674	$32.2786	$33.3737	$32.7699	$33.3737
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the June 30, 2022 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.1%	5.3%
Office	6.5%	5.5%
Industrial	5.9%	5.0%
Self-Storage	7.2%	5.0%
Multifamily	6.3%	4.7%
Student Housing	6.8%	5.0%
Retail	7.7%	6.7%

These assumptions are determined by Capright Property Advisors, LLC, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments.

For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+2.0%	+2.0%	+2.1%	+1.9%	+2.0%	+2.0%	+1.9%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.9)%	(2.0)%	(1.9)%	(2.0)%	(1.9)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+3.2%	+3.1%	+3.6%	+3.3%	+3.8%	+3.4%	+2.2%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.9)%	(2.8)%	(3.3)%	(3.0)%	(3.4)%	(3.0)%	(2.0)%
Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2022:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	$0.1207	$0.1207	$0.1362	$0.1426	$0.1426	$0.1426
February 28, 2022	0.1201	0.1201	0.1341	0.1400	0.1400	0.1400
March 31, 2022	0.1201	0.1201	0.1360	0.1426	0.1426	0.1426
April 30, 2022(1)	0.2196	0.2198	0.1662	0.1440	0.1440	0.1440
May 31, 2022	0.1394	0.1395	0.1393	0.1395	0.1395	0.1395
June 30, 2022	0.1379	0.1380	0.1376	0.1380	0.1380	0.1380
Total	$0.8578	$0.8582	$0.8494	$0.8467	$0.8467	$0.8467
(1)For Class T, Class S and Class D Common Stock, the April distribution is significantly higher than other months presented because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.

For the three and six months ended June 30, 2022, we declared distributions in the amount of $6.6 million and $12.5 million, respectively.

The following tables summarizes our distributions declared during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30, 2022		June 30, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,461	98%	$2,633	99%
Reinvested in shares	143	2%	26	1%
Total distributions	$6,604	100%	$2,659	100%
Sources of Distributions
Cash flows from operating activities	$6,604	100%	$887	34%
Distributions of capital from investments in unconsolidated entities	—	—%	1,746	66%
Total sources of distributions	$6,604	100%	$2,633	100%

Cash flows from operating activities	$7,873		$887
Funds from Operations(1)	$5,660		$1,909

	Six Months Ended
	June 30, 2022		June 30, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$12,271	98%	$5,010	99%
Reinvested in shares	238	2%	27	1%
Total distributions	$12,509	100%	$5,037	100%
Sources of Distributions
Cash flows from operating activities	$12,509	100%	$3,647	73%
Distributions of capital from investments in unconsolidated entities	—	—%	1,363	27%
Total sources of distributions	$12,509	100%	$5,010	100%

Cash flows from operating activities	$17,229		$3,647
Funds from Operations(1)	$14,537		$5,454
(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
Liquidity and Capital Resources
We believe that with respect to liquidity, we are well positioned with $89.5 million of immediate liquidity as of June 30, 2022, made up of $32.1 million of undrawn capacity on our Revolving Credit Facility, $16.1 million of cash and cash equivalents, and $41.3 million of uncalled capital commitments. In addition, we hold $25.3 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Offering and any future offerings we may conduct, including through the DST Program, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offerings, the Offering and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of real estate investments is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (2) the asset value of our real estate investments, private real estate debt investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including our net investment in unconsolidated entities. For purposes of determining the asset value of our real estate investments, we include the asset value of the DST Properties due to the master lease structure, including our fair market value purchase option. Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on our real estate securities investments, (iv) the pro rata share of debt within our unconsolidated investments, or (v) the financing liability resulting from the sale of DST Properties included in our NAV calculation. Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
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
As of June 30, 2022, the Adviser had incurred organization costs and offering expenses of $2.5 million on our behalf in connection with the Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of June 30, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.1 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, the Adviser advanced on our behalf $8.0 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets. We are reimbursing the Adviser for all operating expenses incurred subsequent to December 31, 2021 quarterly.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2022 did not exceed the charter-imposed limitation.
As of June 30, 2022, our indebtedness includes the Revolving Credit Facility, six mortgages secured by their corresponding properties and a financing obligation.

The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$62,100	$75,500
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.41% and 2.22%, respectively.
(2)As of June 30, 2022, the borrowing capacity on the Revolving Credit Facility was $32.1 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	June 30, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	—
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	105,265	—
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	—
Total mortgages payable				378,425	163,500
Deferred financing costs, net				(4,380)	(1,847)
Mortgage notes payable, net				$374,045	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.90% and 2.78%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of 1.60% plus one-month LIBOR. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.37% and 2.06%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.11% and 1.96%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for both the three and six months ended June 30, 2022 was 2.33%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate for both the three and six months ended June 30, 2022 was 3.84%.
As of June 30, 2022, we were in compliance with all loan covenants in our mortgage notes.
In connection with the Tempe Student Housing property, as of June 30, 2022 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
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
At June 30, 2022, we had cash and cash equivalents of $16.1 million and restricted cash of $9.2 million. Our restricted cash primarily consists of subscriptions received in advance. Restricted cash also includes an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company and amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 31, 2023. As of June 30, 2022, our undrawn capital commitment was $1.7 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2022. As of June 30, 2022, we have funded $3.1 million.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2022	2021
Cash flows provided by operating activities	$17,229	$3,647
Cash flows used in investing activities	(361,111)	(83,511)
Cash flows provided by financing activities	353,754	79,128
Net increase in cash and cash equivalents and restricted cash	$9,872	$(736)
Operating Activities — Cash flows provided by operating activities increased $13.6 million for the six months ended June 30, 2022 compared to the corresponding period in 2021 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity.
Investing Activities — Cash flows used in investing activities increased $277.6 million during the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to an increase in our investments of $274.5 million in real estate, capital improvements to real estate and real estate related securities.
Financing Activities — Cash flows provided by financing activities increased $274.6 million for the six months ended June 30, 2022 compared to the corresponding period in 2021 primarily due to an increase in net proceeds from the issuance of our common stock of $64.0 million, an increase in contributions from non-controlling interests of $22.5 million, an increase in subscriptions received in advance of $6.3 million and an increase in net proceeds from borrowings of $187.3 million from the Revolving Credit Facility and mortgages payable, offset by an increase in common stock distributions of $6.8 million.
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
Interest Rate Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”) (collectively, the “Reference Rates”). As of June 30, 2022, we had borrowed $494.5 million under our Revolving Credit Facility, mortgage notes and financing obligation. Of our total borrowings, $365.9 million bears variable rate interest. For the six months ended June 30, 2022 a 50 basis point increase in the Reference Rates would have resulted in an increase in interest expense of approximately $0.7 million, net of the impact of our interest rate hedges. Additionally, our financing obligation of $54.0 million is subject to annual increases whereby the new lease payment will equal 102% of the prior year’s lease payment plus periodic adjustments every ten years based on the Consumer Price Index for All Urban Consumers: All Items.
We may be exposed to interest rate risk as it relates to the replacement of LIBOR with appropriate replacement rates. As of June 30, 2022, of our total borrowings under the Revolving Credit Facility and mortgage notes of $365.9 million that bear variable interest rates, 27% are indexed to LIBOR. Additionally, all mortgage notes indexed to LIBOR include LIBOR replacement language. Though the final spread and reference rate may depend on various aspects of negotiations, we do not believe we have outsized risk.

We have invested a portion of our portfolio in fixed and floating-rate real estate debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2022 a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investments in real estate debt of approximately $2,000.
We may also be exposed to market risk with respect to our investments in real estate debt due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate debt by making investments in real estate debt backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate debt is unknown. However, as of June 30, 2022, a 10% change in the fair value of our investments in real estate debt would result in a change in the carrying value of our investments in real estate debt of $2.2 million.
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
Real Estate Market Value Risks
Commercial property values are subject to volatility and may be adversely affected by a number of factors, including but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our business.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures (a) were effective to reasonably ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

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
We may invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions. Accordingly, we may not be able to take the steps necessary to protect our investments in a timely manner or at all and there can be no assurance that our rate of return objectives for any particular investment will be achieved. The collateral value of the property may be less than the outstanding amount of our investment. In cases in which our collateral consists of partnership or similar interests, our rights and level of security will be less than if we held a mortgage loan. To protect our original investment and to gain greater control over the underlying assets, we may elect to purchase the interest of a senior creditor or take an equity interest in the underlying assets, which may require additional investment by us.
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
Certain risks associated with the underlying collateral of our commercial real estate loans may affect our results of operations and financial condition.
Our commercial real estate loans may not be secured by a mortgage but may instead be secured by partnership interests or other collateral that may provide weaker rights than a mortgage. In the event of default, our source of repayment will be limited to the value of the collateral and may be subordinate to other lienholders.
The collateral value of an underlying property may be less than the outstanding amount of our investment. In cases in which the collateral consists of partnership or similar interests, our rights and level of security may be less than if we held a mortgage loan. Our commercial real estate loans may also contain collateral that is not underwritten as part of the value securing such loan, including without limitation, residential properties. Even though certain collateral may not be considered as part of the value securing a loan, such collateral may present risks that could adversely affect the value of other collateral (e.g., tenants of residential properties may exercise rights that could adversely impact the ability to develop or re-develop land for another intended purpose).
Our investments in certain assets acquired from third parties may result in limited information being available about the asset prior to its acquisition.
In certain circumstances with respect to investments purchased from other parties, we may not receive access to all available information to determine fully the origination, credit appraisal and underwriting practices utilized with respect to the investments or the manner in which the investments have been serviced and/or operated. In certain circumstances with respect to assets originated by us, we may not receive access to all available information or may choose to depart from our Adviser’s extended underwriting and credit approval policies, including where the constraints exist on the origination of the investment.
The risk of default or insolvency by our underlying investments may cause us to incur losses.
We may invest in real estate companies and properties with a leveraged capital structure which increases their exposure to averse economic factors (such as rising interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate company or property) and to the risk of unforeseen events. In the event any of these factors occur, the real estate companies and properties with a leveraged capital structure may suffer more serious adverse consequences (including reduced profitability and solvency) than less leveraged entities or properties. If an underlying real estate company or property cannot generate adequate cash flow to meet debt obligations, it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a loss of invested capital, particularly in light of the leveraged position of our investments.

Increases in interest rates could adversely affect our ability to acquire target assets that satisfy our investment objectives and increase the amount of our loan payments, which may adversely affect our ability to make distributions to our stockholders.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our targeted assets that were issued before an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
Interest we pay on our loan obligations will reduce cash available for distributions. We have obtained and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, during the year ended December 31, 2021, a 10% increase or decrease in the one-month U.S. denominated LIBOR rate would have resulted in an increase or decrease to our interest expense of approximately $19,000.
The inability of the owners and developers of the real estate companies and properties underlying our debt investments to effectively run the day-to-day operations may hurt our financial performance.
The day-to-day operations of the real estate companies and properties underlying our debt investments will be the responsibility of the owners and developers of such companies and properties. There can be no assurance that the owners and developers will be able to operate the underlying companies or properties in accordance with their business plans or our expectations.

The DST Program could subject us to liabilities from litigation or otherwise.

On August 11, 2022, our board of directors authorized management to initiate the DST Program to raise capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire beneficial interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member and manager of the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.

Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into Delaware statutory trusts, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property under a master lease, which will be fully guaranteed by the Operating Partnership. Under each master lease we will be responsible for subleasing the DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own the DST Property, because of the fixed terms of the master lease guaranteed by our Operating Partnership, negative performance by the DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although the Operating Partnership will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then-current fair market value of the DST Property subject to the master lease. Therefore, we may pay more for the DST Property upon the FMV Option exercise if it appreciates while held by the Delaware statutory trust than if we had not placed such property in the DST Program.

We may own beneficial interests in trusts owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with the launch of our DST Program, we may own beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

DST Properties may later be reacquired by the Operating Partnership through the exercise of the FMV Option. In such cases the investors who become limited partners in the Operating Partnership will generally still be tied to the DST Property in terms of basis and built-in-gain. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in-gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On May 2, 2022, in accordance with our equity incentive plan, we granted our independent directors 602 shares of our Class E common stock for total proceeds of approximately $19,000.
On June 1, 2022, we sold 769 unregistered Class E shares of common stock to an affiliate of the Company and the Adviser, at a price per share of $32.50 for total consideration of approximately $25,000. The price per share is equal to the net asset value per share of the Company’s Class E common stock as of April 30, 2022.
On April 1, 2022, May 2, 2022 and June 1, 2022 we issued 1,144, 1,273 and 1,310 unregistered Class E shares of common stock to the Adviser for payment of management fees, respectively, for total consideration of approximately $120,000.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.
Use of Offering Proceeds from the Offering
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. As of June 30, 2022, we have issued and sold in the offering (1) 2,533,083 shares of our common stock (consisting of 928 Class T shares, 91 Class S shares, 24,455 Class D shares, 513,445 Class I shares and 1,994,164 Class E shares) in the Primary Offering for total proceeds of $75.3 million and (2) 7,567 shares of our common stock (consisting of 21 Class D shares, 2,847 Class I shares and 4,699 Class E shares) under our distribution reinvestment plan for a total value of $0.2 million. We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.

We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $902.8 million of real estate and real estate-related investments and $25.9 million in real estate-related securities and the repurchase of $84.0 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $62.1 million of financing from the Revolving Credit Facility and $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
Share Repurchases
During the three months ended June 30, 2022, we repurchased shares of our Class N and Class I common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
April 2022	—	$—	—	—
May 2022	—	—	—	—
June 2022	441,433	31.70	—	—
	441,433	$31.70	—	—
(1)We repurchased 149,615 Class N shares under MassMutual’s subscription agreement. See Note 10 — “Class N Redeemable Common Stock” to our condensed consolidated financial statements included herein for details of the repurchases made. We repurchased 291,818 Class I shares as permitted under Invesco Reality, Inc.’s subscription agreement.
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

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Date: August 12, 2022