Form 10-Q
period 2022-09-30
Invesco Real Estate Income Trust Inc.
filed 2022-11-14
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of November 9, 2022, the issuer had the following shares outstanding: 423,225 shares of Class T common stock, 351,856 shares of Class S common stock, 553,677 shares of Class D common stock, 3,706,840 shares of Class I common stock, 2,071,843 shares of Class E common stock and 10,385,246 shares of Class N common stock.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and nine months ended September 30, 2022 and September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60

ITEM 4.	CONTROLS AND PROCEDURES	61

PART II.	OTHER INFORMATION	62

ITEM 1.	LEGAL PROCEEDINGS	62

ITEM 1A.	RISK FACTORS	62

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	62

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	63

ITEM 4.	MINE SAFETY DISCLOSURES	63

ITEM 5.	OTHER INFORMATION	63

ITEM 6.	EXHIBITS	63

SIGNATURES		64

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	September 30, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$763,576	$434,373
Investments in unconsolidated entities	127,170	115,285
Investment in commercial loan, at fair value	21,800	—
Investments in real estate-related securities, at fair value	24,396	12,685
Intangible assets, net	29,571	21,977
Cash and cash equivalents	25,992	13,754
Restricted cash	10,161	1,745
Other assets	21,455	12,558
Total assets	$1,024,121	$612,377

LIABILITIES
Revolving credit facility	$88,500	$75,500
Mortgage notes payable, net	374,355	161,653
Financing obligation, net	53,752	53,619
Due to affiliates	23,668	16,930
Accounts payable, accrued expenses and other liabilities	19,266	5,907
Total liabilities	559,541	313,609

Commitments and contingencies (See Note 16)	—	—

Class N redeemable common stock, $0.01 par value per share, 10,385,246 and 7,372,812 shares issued and outstanding, respectively	343,404	224,667
Redeemable non-controlling interest in INREIT OP	3,178	—

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 398,070 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 491,506 and 186,821 shares issued and outstanding, respectively	5	2
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 3,109,040 and 186,715 shares issued and outstanding, respectively	31	2
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 2,279,887 and 2,244,581 shares issued and outstanding, respectively	23	22
Common stock, Class N shares, $0.01 par value per share, 600,000,000 shares authorized; zero and 1,183,697 shares issued and outstanding, respectively	—	12
Additional paid-in capital	143,217	94,097
Accumulated deficit and cumulative distributions	(56,125)	(24,150)
Total stockholders' equity	87,200	70,030
Non-controlling interests in consolidated joint ventures	30,798	4,071
Total equity	117,998	74,101
Total liabilities, redeemable equity instruments and equity	$1,024,121	$612,377
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands except share amounts	2022	2021	2022	2021
Revenues
Rental revenue	$15,516	$2,748	$38,443	$7,315
Income from commercial loan	702	—	702	—
Other revenue	860	88	2,086	268
Total revenues	17,078	2,836	41,231	7,583
Expenses
Rental property operating	7,198	623	15,341	1,734
General and administrative	1,214	893	4,126	3,033
Management fee - related party	337	—	638	—
Performance participation interest - related party	1,335	1,446	5,729	2,237
Depreciation and amortization	11,759	1,417	32,247	4,979
Total expenses	21,843	4,379	58,081	11,983
Other income (expense), net
Income from unconsolidated entities, net	2,757	182	8,464	1,686
Income (loss) from real estate-related securities	(925)	19	(2,020)	83
Unrealized gain on derivative instruments	4,547	—	7,017	—
Interest expense	(4,996)	(730)	(10,271)	(1,813)
Other expense	(34)	—	(118)	—
Total other income (expense), net	1,349	(529)	3,072	(44)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(3,416)	$(2,072)	$(13,778)	$(4,444)
Dividends to preferred stockholders	$(2)	$(2)	$(6)	$(6)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	324	(4)	768	(4)
Net loss attributable to non-controlling interest in INREIT OP	4	—	303	—
Net loss attributable to common stockholders	$(3,090)	$(2,078)	$(12,713)	$(4,454)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.32)	$(0.83)	$(0.73)
Weighted average shares of common stock outstanding, basic and diluted	16,386,546	6,544,739	15,249,373	6,103,685
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	2	3	—	8	48,141	—	48,158	—	48,158	42,990	—
Distribution reinvestment	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,922)	(1,922)	(14)	(1,936)	—	(261)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(5,876)	(5,876)	—	(5,876)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,025	2,025	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)	—	(30)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,182)	—	(10,182)	—	(10,182)	10,044	138
Balance at March 31, 2022	$41	$4	$4	$4	$5	$22	$20	$132,155	$(31,950)	$100,305	$6,002	$106,307	$277,701	$3,127
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	4	—	—	13,057	—	13,061	—	13,061	44,188	—
Distribution reinvestment	—	—	—	—	—	—	—	129	—	129	—	129	—	—
Common stock repurchased	—	—	—	—	(3)	—	—	(9,197)	—	(9,200)	—	(9,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(7,697)	(7,697)	(430)	(8,127)	—	(38)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(6,558)	(6,558)	—	(6,558)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	25,400	25,400	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(144)	(144)	—	(44)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,374)	—	(10,374)	—	(10,374)	10,246	128
Balance at June 30, 2022	$41	$4	$4	$4	$26	$22	$—	$125,789	$(46,207)	$79,683	$30,828	$110,511	$327,340	$3,173

Proceeds from issuance of common stock, net of offering costs	—	—	—	1	5	1	—	21,365	—	21,372	—	21,372	12,000	—
Distribution reinvestment	—	—	—	—	—	—	—	161	—	161	—	161	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(3,088)	(3,088)	(324)	(3,412)	—	(4)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions	—	—	—	—	—	—	—	—	(6,828)	(6,828)	—	(6,828)	—	(44)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	898	898	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(604)	(604)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(4,117)	—	(4,117)	—	(4,117)	4,064	53
Balance at September 30, 2022	$41	$4	$4	$5	$31	$23	$—	$143,217	$(56,125)	$87,200	$30,798	$117,998	$343,404	$3,178
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194	$—
Proceeds from issuance of preferred stock, net of offering costs	—	—	—	—	—	—	3	9,315	—	9,318	—	9,318	61,726	—
Distribution reinvestment	—	—	—	—	—	—	—	1	—	1	—	1	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income	—	—	—	—	—	—	—	—	36	36	—	36	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,378)	(2,378)	—	(2,378)	—	—
Balance at March 31, 2021	$41	$—	$—	$—	$—	$—	$7	$18,611	$(6,433)	$12,226	$—	$12,226	$144,920	$—
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)	—	—
Distribution reinvestment	—	—	—	—	—	—	—	26	—	26	—	26	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(2,408)	(2,408)	—	(2,408)	—	—
Exchange of common stock	—	—	—	—	—	2	(2)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,659)	(2,659)	—	(2,659)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,249)	—	(10,249)	—	(10,249)	10,249	—
Balance at June 30, 2021	$41	$—	$—	$—	$—	$2	$5	$8,401	$(11,502)	$(3,053)	$—	$(3,053)	$155,169	$—

Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	8	2	24,939	—	24,949	—	24,949	61,687	—
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—	—	(22,000)	—
Distribution reinvestment	—	—	—	—	—	—	—	33	—	33	—	33	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(2,076)	(2,076)	4	(2,072)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions	—	—	—	—	—	—	—	—	(2,679)	(2,679)	—	(2,679)	—	—
Adjustment to carrying value of redeemable common stock	—	—	—	—	—	—	—	(8,676)	—	(8,676)	—	(8,676)	8,676	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	1,127	1,127	—	—
Balance at September 30, 2021	$41	$—	$—	$—	$—	$10	$7	$24,716	$(16,259)	$8,515	$1,131	$9,646	$203,532	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2022	2021
Cash flows from operating activities:
Net loss	$(13,778)	$(4,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	638	—
Performance participation interest - related party	5,729	2,237
Income from unconsolidated entities, net	(8,464)	(1,686)
Depreciation and amortization	32,247	4,979
Share-based compensation	57	58
Straight-line rents	(1,056)	(412)
Amortization of below-market lease intangibles	(259)	(146)
Amortization of above-market lease intangibles	121	—
Amortization of deferred financing costs	1,035	495
Unrealized loss on real estate-related securities, net	2,796	(3)
Unrealized gain on derivative instruments	(7,017)	—
Distributions of earnings from investments in unconsolidated entities	6,212	701
Other operating activities	633	51
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	2,612	(786)
Increase in due to affiliates	1,763	3,380
Increase in accounts payable, accrued expenses and other liabilities	3,222	530
Net cash provided by operating activities	26,491	4,954
Cash flows from investing activities:
Investments in unconsolidated entities	(9,633)	(13,806)
Origination of commercial loan	(21,800)	—
Acquisitions of real estate	(367,220)	(237,848)
Capital improvements to real estate	(806)	(2,923)
Purchase of real estate-related securities	(14,813)	(5,909)
Proceeds from sale of real estate-related securities	285	2,222
Distributions of capital from investments in unconsolidated entities	—	4,580
Net cash used in investing activities	(413,987)	(253,684)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	99,200	123,475
Repurchase of redeemable common stock	(4,795)	(22,000)
Proceeds from issuance of common stock	83,621	37,303
Offering costs paid	(38)	—
Repurchase of common stock	(9,200)	—
Subscriptions received in advance	6,970	—
Proceeds from revolving credit facility	177,000	133,500
Repayment of revolving credit facility	(164,000)	(111,700)
Borrowings from mortgages payable	215,032	98,000
Purchase of derivative instruments	(2,196)	—
Payment of deferred financing costs	(2,987)	(2,003)
Common stock and INREIT OP unit distributions	(17,843)	(7,163)
Preferred stock dividends	(6)	(4)
Sale of interest to non-controlling interest	22,462	—
Contributions from non-controlling interests	5,861	1,127
Distributions to non-controlling interests	(931)	—
Net cash provided by financing activities	408,150	250,535
Net change in cash and cash equivalents and restricted cash	20,654	1,805
Cash and cash equivalents and restricted cash, beginning of period	15,499	3,718
Cash and cash equivalents and restricted cash, end of period	$36,153	$5,523

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$25,992	$4,581
Restricted cash	10,161	942
Total cash and cash equivalents and restricted cash	$36,153	$5,523
Supplemental disclosures:
Interest paid	$7,803	$1,046
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$1,092	$526
Issuance of Class E OP Units to non-controlling interests	$3,280	$—
Issuance of Class E shares for payment of management fees	$408	$—
Acquired non-controlling interests	$—	$4
Accrued capital expenditures	$466	$85
Accrued preferred dividends	$—	$2
Distributions payable	$2,124	$996
Distribution reinvestment	$370	$60
Accrued offering costs due to affiliates	$1,422	$3,105
Adjustment to carrying value of redeemable equity instruments	$24,673	$18,925
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
On August 11, 2022, our board of directors authorized management to create, under the Operating Partnership, a private placement program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Program”). Under the DST Program, the real property held in each DST will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of the our common stock, cash, or a combination of both. As of September 30, 2022, we have not commenced offering interests through the DST Program.

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
Revenue Recognition
During the three months ended September 30, 2022, we originated a floating rate mezzanine loan. This loan represent a new source of revenue and the related revenue recognition policy is as follows:
Income from commercial loan consists of income from interest earned and recognized as operating income based upon the principal amount outstanding and the contracted interest rate along with origination fees. The accrual of interest income on the commercial loan is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual commercial loan”), unless the loan is well-secured and is in the process of collection. Interest income on the nonaccrual commercial loan is subsequently recognized only to the extent cash payments are received until the debt is returned to accrual status. As of September 30, 2022, we did not have a commercial loan in nonaccrual status.
Investment in Commercial Loan
We have originated a floating rate mezzanine loan and elected the fair value option. At our election, this investment in commercial loan was stated at fair value and was initially valued at the face amount of the loan funding. Subsequently, the commercial loan is valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the borrower.
The income from the commercial loan represents interest income and origination fee income, which is reported as income from commercial loan on our condensed consolidated statements of operations. Any related origination fees or costs on the commercial loan for which we have elected the fair value option are recognized immediately in earnings. Unrealized gains and losses are recorded as a component of unrealized gain (loss) on investment in commercial loan on our condensed consolidated statements of operations.

In the event of a partial or whole sale of a commercial loan that qualifies for sale accounting under GAAP, we derecognize the corresponding asset and fees paid as part of the partial or whole sale is recognized on our condensed consolidated statements of operations.
Derivative Financial Instruments
We use derivative financial instruments such as interest rate caps and swaps to manage risks from increases in interest rates. We record all derivatives at fair value on our condensed consolidated balance sheets. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in our condensed consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our condensed consolidated balance sheets at fair value. We have elected to classify our interest rate derivative instruments as financing activities on our condensed consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge.
Income Taxes
For the three and nine months ended September 30, 2022, we recorded a net tax expense of approximately $34,000 and $118,000, respectively, located within other expense on our consolidated statements of operations. For the three and nine months ended September 30, 2021, our taxable REIT subsidiaries did not have a tax expense. As of September 30, 2022, we recorded a deferred tax asset of approximately $97,000. As of December 31, 2021, we recorded a deferred tax liability of approximately $9,000. These deferred tax assets and liabilities were recorded within other assets and other liabilities, respectively, on our condensed consolidated balance sheets. As of September 30, 2022, our tax years 2019 through 2021 remain subject to examination by the United States tax authorities.
Redeemable Equity Instruments
Certain shares of our Class N common stock are classified as Class N redeemable common stock on our condensed consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares in cash under certain circumstances as described in Note 11 — “Class N Redeemable Common Stock.”
Our Class E units in INREIT OP are classified as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets because the holder of these units, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, has the contractual right to redeem the units in cash under certain circumstances as described in Note 12 — “Equity and Redeemable Non-controlling Interest.”

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
As of September 30, 2022 and 2021, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	September 30, 2022	December 31, 2021
Building and improvements	$611,630	$365,687
Land and land improvements	158,117	64,127
Furniture, fixtures and equipment	11,188	8,690
Total	780,935	438,504
Accumulated depreciation	(17,359)	(4,131)
Investments in real estate, net	$763,576	$434,373
The following table details the properties acquired during the nine months ended September 30, 2022:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Grove City Industrial	95%	1	Industrial	January 2022	$28,030
Cortlandt Crossing	100%	1	Grocery-Anchored Retail	February 2022	65,553
3101 Agler Road	95%	1	Industrial	March 2022	20,503
Earth City Industrial	95%	1	Industrial	March 2022	37,418
Winston-Salem Self-Storage	100%	1	Self-Storage	April 2022	12,154
Everly Roseland Apartments(2)	57%	1	Multifamily	April 2022	162,023
Bend Self-Storage	100%	2	Self-Storage	June 2022	18,078
Clarksville Self-Storage	100%	3	Self-Storage	July 2022	24,529
		11			$368,288
(1)Purchase price is inclusive of acquisition-related costs.
(2)In April 2022, we acquired a 95% consolidated interest in the Everly Roseland Apartments property. In May 2022, we sold 40% of our 95% interest in the Everly Roseland Apartments to an affiliate of Invesco. We continue to consolidate the property subsequent to the sale due to our controlling financial interest.

The following table summarizes the allocation of the total cost for the properties acquired during the nine months ended September 30, 2022:

$ in thousands	Amount
Building and building improvements	$244,921
Land and land improvements	93,949
Lease intangibles(1)	26,088
Capitalized tax abatement(2)	1,666
Furniture, fixtures and equipment	2,263
Above-market lease intangibles	629
Below-market lease intangibles	(1,228)
Total purchase price(3)	$368,288
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler Road property with an expiration date of December 31, 2031 and are amortizing the tax abatement over its remaining useful life. See Note 8 — “Other Assets” for additional information on the capitalized tax abatement.
(3)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2022 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	7.77	13.39	7.58	9.86
We did not record any impairment losses on investments in real estate for the three and nine months ended September 30, 2022.
Out of Period Adjustment
During the three months ended September 30, 2022, we recorded $0.7 million of depreciation and amortization adjustment related to the Everly Roseland Apartments property which should have been recorded in the condensed consolidated financial statements for the three and six months ended June 30, 2022. Management concluded that this misstatement was not material to the condensed consolidated financial statements for the three and six months ended June 30, 2022 or for the three months ended September 30, 2022.
4.Investments in Unconsolidated Entities
As of September 30, 2022, we held four investments in unconsolidated entities for an aggregate investment balance of $127.2 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.

Our investments in unconsolidated entities as of September 30, 2022 and December 31, 2021 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	September 30, 2022	December 31, 2021
Vida JV LLC(2)	42.5%	$81,405	$80,455
San Simeon Holdings(3)	—	24,747	21,088
PTCR Holdco, LLC(4)	—	8,141	7,749
Retail GP Fund(5)	6.8% to 13.5%	12,877	5,993
Total		$127,170	$115,285
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of September 30, 2022, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of September 30, 2022, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that may extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The investment yields a current pay rate of 6.50%, increasing 0.50% annually on the anniversary of the investment during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. See Note 16 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 6.8% to 13.5% in nine retail properties.
Our share of the unconsolidated entities’ income (loss) for the three and nine months ended September 30, 2022 and 2021 were as follows:

$ in thousands	Company’s Share of Unconsolidated Entities' Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2022	2021	2022	2021
Vida JV LLC	$1,770	$(328)	$5,370	$258
San Simeon Holdings	664	510	1,911	1,428
PTCR Holdco, LLC	372	—	906	—
Retail GP Fund	(49)	—	277	—
Total	$2,757	$182	$8,464	$1,686
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	September 30, 2022				December 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$416,097	$124,061	$483,521	$1,023,679	$407,574	$122,661	$234,015	$764,250
Total liabilities	(225,123)	(76,023)	(264,269)	(565,415)	(218,845)	(79,237)	(94,373)	(392,455)
Total equity	$190,974	$48,038	$219,252	$458,264	$188,729	$43,424	$139,642	$371,795

The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$9,089	$2,476	$22,158	$33,723	$9,397	$2,003	$—	$11,400
Net income (loss)	$4,169	$478	$1,781	$6,428	$(766)	$1,093	$—	$327

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$27,385	$7,467	$45,807	$80,659	$27,236	$6,381	$—	$33,617
Net income	$12,645	$1,806	$8,440	$22,891	$622	$374	$—	$996
We did not record any impairment losses on our investments in unconsolidated entities for the three and nine months ended September 30, 2022.
5.Investment in Commercial Loan
On September 1, 2022, we originated a floating rate mezzanine loan to partially finance the acquisition of an industrial property in Philadelphia, Pennsylvania for $21.8 million with a coupon rate of Term SOFR plus 3.3% and a maturity date of August 31, 2024. As of September 30, 2022, the loan has a principal balance of $21.8 million. We account for the loan under the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loan.
For the three and nine months ended September 30, 2022, we recognized interest income and loan origination fee income from our investment in commercial loan of $0.7 million in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2022, we did not record an unrealized gain or loss on the investment in commercial loan in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2021, we did not have an investment in a commercial loan.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	September 30, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$14,661	$(397)	$14,264	$(1,495)	$12,769	5.82%	9/2/2042
Corporate debt	5,228	180	5,408	(552)	4,856	3.99%	3/4/2026
Preferred stock of REITs	N/A	N/A	3,651	(384)	3,267	6.98%	N/A
Common stock of REITs	N/A	N/A	4,034	(530)	3,504	4.12%	N/A
Total	$19,889	$(217)	$27,357	$(2,961)	$24,396

	December 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$7,171	$(83)	$7,088	$(154)	$6,934	3.60%	8/11/2042
Corporate debt	5,125	226	5,351	(7)	5,344	3.58%	3/29/2026
Preferred stock of REITs	N/A	N/A	411	(4)	407	6.78%	N/A
Total	$12,296	$143	$12,850	$(165)	$12,685

(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	September 30, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(24,693)	$22,673
Leasing commissions	5,774	(680)	5,094
Above-market lease intangibles	1,951	(147)	1,804
Total intangible assets, net	$55,091	$(25,520)	$29,571

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(454)	$2,450
Total intangible liabilities, net	$2,904	$(454)	$2,450

	December 31, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$24,094	$(6,115)	$17,979
Leasing commissions	2,932	(230)	2,702
Above-market lease intangibles	1,322	(26)	1,296
Total intangible assets, net	$28,348	$(6,371)	$21,977

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,677	$(195)	$1,482
Total intangible liabilities, net	$1,677	$(195)	$1,482
The estimated future amortization of our intangibles for each of the next five years and thereafter as of September 30, 2022 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2022 (remainder)	$3,345	$161	$44	$(169)
2023	4,047	649	176	(387)
2024	2,602	642	176	(387)
2025	2,189	623	176	(387)
2026	2,152	620	176	(387)
2027	1,805	542	176	(300)
Thereafter	6,533	1,857	880	(433)
	$22,673	$5,094	$1,804	$(2,450)

8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	September 30, 2022	December 31, 2021
Derivative instruments	$9,213	$—
Capitalized tax abatement, net(1)	8,311	7,049
Deferred rent	1,585	528
Prepaid expenses	963	460
Deferred financing costs, net	462	818
Deposits	70	3,460
Other	851	243
Total	$21,455	$12,558
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2022, accumulated amortization of the capitalized tax abatements was $0.8 million, and the estimated annual amortization is $0.6 million.
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
During the nine months ended September 30, 2022, we entered into three interest rate caps and one interest rate swap transaction. The following table summarizes the notional amount and other information related to these instruments as of September 30, 2022:

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate	Weighted Average Remaining Term In Years
Interest rate caps	3	$163,500	$2,196	$6,925	1.7%	2.11
Interest rate swaps	1	52,500	N/A	2,288	2.7%	4.58
Total	4	$216,000	$2,196	$9,213
(1)The notional amount represents the amount of the borrowings that we are hedging, but does not represent exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, the changes in fair value of $4.5 million and $7.0 million, respectively, are included in unrealized gain on derivative instruments in our condensed consolidated statements of operations.

9.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$88,500	$75,500
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.73% and 2.70%, respectively.
(2)As of September 30, 2022, the borrowing capacity on the Revolving Credit Facility was $18.3 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of September 30, 2022, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	September 30, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	—
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	105,372	—
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	—
Total mortgages payable				378,532	163,500
Deferred financing costs, net				(4,177)	(1,847)
Mortgage notes payable, net				$374,355	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.12% and 3.23%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of 1.60% plus one-month LIBOR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.81% and 2.65%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 2.83% and 2.25%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.06% and 3.35%, respectively.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.24% and 4.21%, respectively.
As of September 30, 2022, we were in compliance with all loan covenants in our mortgage notes agreements.
Financing Obligation, Net
In connection with the Tempe Student Housing property, as of September 30, 2022 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of September 30, 2022:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2022 (remaining)	$—	$—	$—	$—
2023	—	—	3	3
2024	88,500	—	6	88,506
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	215,032	15	215,047
Thereafter	—	45,000	36,309	81,309
Total	$88,500	$378,532	$36,354	$503,386

10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	September 30, 2022	December 31, 2021
Subscriptions received in advance	$6,970	$250
Real estate taxes payable	2,994	743
Intangible liabilities, net	2,450	1,482
Accrued interest expense	2,171	608
Accounts payable and accrued expenses	1,663	1,237
Prepaid rental income	1,577	274
Tenant security deposits	1,249	409
Distributions payable	192	—
Unsettled trade payable	—	904
Total	$19,266	$5,907
11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with MassMutual:

$ in thousands, except share amounts	As of September 30, 2022		As of December 31, 2021
	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	12,923,036	$370,726	9,760,987	$271,526
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,388,175	$70,000
For the three and nine months ended September 30, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $4.1 million and $24.4 million, respectively, to adjust the value of the Class N shares held by MassMutual to our September 30, 2022 NAV per Class N share. For the three and nine months ended September 30, 2021, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.2 million for both periods to adjust the value of the Class N shares held by MassMutual to our September 30, 2021 NAV per Class N share. We will limit any adjustment to the carrying amount of the Class N redeemable common stock so as to not reduce the carrying amount below the initial amount reported as Class N redeemable common stock. The change in the redemption value does not affect income available to common stockholders. As of September 30, 2022, MassMutual has committed to purchase an additional $29.3 million of Class N common stock at our request prior to January 20, 2023.
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
12.Equity and Redeemable Non-controlling Interest
Preferred Stock
As of September 30, 2022 and December 31, 2021, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption. If a redemption occurs on or before December 31, 2022, we will pay an additional $50.00 per share redemption premium.

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Nine Months Ended September 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	165,035	165,035	165,035	279,643	1,814	2,213,413	2,989,975
Distribution reinvestment	—	—	—	458	2,133	—	2,591
Balance at March 31, 2022	351,856	351,856	351,856	466,816	2,248,528	10,769,922	14,540,834
Issuance of common stock	838	—	24,365	398,375	5,099	1,392,047	1,820,724
Common stock repurchased(1)	—	—	—	(291,818)	—	(149,616)	(441,434)
Exchange of common stock(2)	—	—	—	2,028,085	—	(1,992,225)	35,860
Distribution reinvestment	—	—	21	1,892	2,130	—	4,043
Balance at June 30, 2022	352,694	351,856	376,242	2,603,350	2,255,757	10,020,128	15,960,027
Issuance of common stock	45,375	—	115,191	502,883	22,075	365,118	1,050,642
Distribution reinvestment	1	—	73	2,807	2,055	—	4,936
Balance at September 30, 2022	398,070	351,856	491,506	3,109,040	2,279,887	10,385,246	17,015,605

	Nine Months Ended September 30, 2021
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2020	—	—	—	—	—	3,608,830	3,608,830
Issuance of common stock	—	—	—	—	—	2,636,645	2,636,645
Distribution reinvestment	—	—	—	—	—	32	32
Balance at March 31, 2021	—	—	—	—	—	6,245,507	6,245,507
Issuance of common stock	91	91	91	—	—	1,154	1,427
Exchange of common stock(3)	—	—	—	—	156,066	(156,066)	—
Distribution reinvestment	—	—	—	492	—	—	492
Balance at June 30, 2021	91	91	91	492	156,066	6,090,595	6,247,426
Issuance of common stock	—	—	—	—	801,593	2,290,960	3,092,553
Common stock repurchased(4)	—	—	—	—	—	(785,025)	(785,025)
Distribution reinvestment	—	—	—	7	1,172	—	1,179
Balance at September 30, 2021	91	91	91	499	958,831	7,596,530	8,556,133
(1)We repurchased 149,616 Class N shares under MassMutual’s subscription agreement and 291,818 Class I shares as permitted under Invesco Realty, Inc.’s subscription agreement.
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
(4)In accordance with MassMutual’s Subscription Agreement, on August 5, 2021, we repurchased 785,025 of Class N shares held by MassMutual for $20.0 million.
As of September 30, 2022 and December 31, 2021, 10,385,246 and 7,372,812, respectively, of our Class N shares have been classified as redeemable common stock because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. As of September 30, 2022 all outstanding Class N shares were classified as redeemable common stock. As of December 31, 2021, of the 8,556,509 outstanding Class N shares, 1,183,697 have been recorded as common stock.

As of September 30, 2022, MassMutual has committed to purchase an additional $29.3 million of Class N common stock, as discussed in Note 11 — “Class N Redeemable Common Stock.” We also have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Distributions
We intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2022, we declared distributions of $6.9 million and $19.4 million, respectively. For the three and nine months ended September 30, 2021, we declared distributions of $2.7 million and $7.7 million, respectively. We accrued $2.1 million and $1.4 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. Additionally, we accrued $0.2 million for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets as of September 30, 2022. As of December 31, 2021, we did not incur any distributions payable to third parties.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	—	(0.0033)	—	(0.0046)	—	—	—
Net distributions declared per share	$—	$0.4137	$0.4170	$0.4124	$0.4170	$0.4170	$0.4170

	Three Months Ended September 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4076	$0.4076	$0.4076	$0.4076	$0.4076	$0.4076
Stockholder servicing fee per share(1)	—	(0.0602)	(0.0602)	(0.0178)	—	—	—
Net distributions declared per share	$—	$0.3474	$0.3474	$0.3898	$0.4076	$0.4076	$0.4076

	Nine Months Ended September 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$1.2637	$1.2637	$1.2637	$1.2637	$1.2637	$1.2637
Stockholder servicing fee per share(1)(2)	—	0.0078	0.0115	(0.0019)	—	—	—
Net distributions declared per share	$31.2500	$1.2715	$1.2752	$1.2618	$1.2637	$1.2637	$1.2637

	Nine Months Ended September 30, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.5396	$0.5396	$0.5396	$0.6698	$0.6698	$1.2598
Stockholder servicing fee per share(1)	—	(0.0797)	(0.0797)	(0.0235)	—	—	—
Net distributions declared per share	$31.2500	$0.4599	$0.4599	$0.5161	$0.6698	$0.6698	$1.2598
(1)See Note 14 — “Related Party Transactions” for a discussion of the stockholder servicing fees.
(2)For the nine months ended September 30, 2022, the stockholder servicing fee for Class T and Class S Common Stock results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 14 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. See Note 2 — “Summary of Significant Accounting Policies” for additional information on the redemption value. As the redemption value was greater than the adjusted carrying value at September 30, 2022, we recorded an allocation adjustment of $0.1 million between additional paid-in capital and redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Net loss allocated	$(4)	$—	$(303)	$—
Distributions	$44	$—	$118	$—
Adjustment to carrying value	$53	$—	$181	$—
As of September 30, 2022, distributions payable to the Special Limited Partner were approximately $15,000. As the Special Limited Partner did not receive Class E INREIT OP units until February 2022, there was no distribution payable to the Special Limited Partner as of December 31, 2021.

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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three and nine months ended September 30, 2022, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
Share-Based Compensation Plan
For the three and nine months ended September 30, 2022, we awarded independent members of our board of directors 581 and 1,811 Class E shares, respectively, under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 and $57,000, respectively, of compensation expense related to these awards. For the three and nine months ended September 30, 2021, we awarded independent members of our board of directors 1,422 and 690 Class N shares, respectively, under the Incentive Plan and recognized approximately $19,000 and $58,000, respectively, of compensation expense related to these awards. As of September 30, 2022, 190,310 shares of common stock remain available for future issuance under the Incentive Plan.
13.Fair Value of Financial Instruments
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

	September 30, 2022				December 31, 2021
$ in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments in real estate-related securities	$6,771	$17,625	$—	$24,396	$407	$12,278	$—	$12,685
Investment in commercial loan	—	—	21,800	21,800	—	—	—	—
Interest rate caps	—	6,925	—	6,925	—	—	—	—
Interest rate swap	—	2,288	—	2,288	—	—	—	—
Total	$6,771	$26,838	$21,800	$55,409	$407	$12,278	$—	$12,685
Our investment in commercial loan consists of a floating rate mezzanine loan we originated and have classified as Level 3. The commercial loan is carried at fair value based on significant unobservable inputs. The following table details our investment in commercial loan:

$ in thousands	Investment in Commercial Loan
Balance as of December 31, 2021	$—
Loan originations	21,800
Net unrealized gain (loss)	—
Balance as of September 30, 2022	$21,800
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurement of our investment in commercial loan as of September 30, 2022. As of December 31, 2021, we did not have an investment in a commercial loan.

Type	Asset Class	Valuation Technique	Unobservable Input	Rate
Commercial loan	Retail	Discounted cash flow	Discount rate	7.21%
The discount rate above is subject to change based on changes in economic and market conditions both current and anticipated, in addition to changes in use or timing of exit if applicable. These rates are also based on the location, type and nature of each property and related industry publications. Changes in discount rates result in increases or decreases in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. It is not possible for us to predict the effect of future economic or market conditions based on our estimated fair values.
Valuation of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2022		December 31, 2021
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$88,500	$88,500	$75,500	$75,500
Mortgage notes payable(1)	378,532	373,526	163,500	163,500
Financing obligation(1)	54,000	54,000	54,000	54,000
Total	$521,032	$516,026	$293,000	$293,000
(1)The mortgage notes payable and financing obligation do not include unamortized debt issuance costs.

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
14.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	September 30, 2022	December 31, 2021
Advanced general and administrative expenses	$8,414	$6,443
Advanced offering costs	5,185	4,245
Performance participation interest	5,729	3,280
Distributions payable	2,124	1,440
Advanced organization expenses	1,474	1,474
Accrued management fee	230	28
Accrued stockholder servicing fee	482	—
Share-based compensation payable	19	20
Accrued affiliate service provider expenses	11	—
Total	$23,668	$16,930
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We do not pay a management fee on the Class E shares and do not currently pay a management fee on the Class N shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and nine months ended September 30, 2022, we incurred management fees of $0.3 million and $0.6 million, respectively, of which $0.2 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2022. During the three and nine months ended September 30, 2021, we incurred management fees of less than $100 for both periods. As of September 30, 2022, we have issued 19,266 Class E shares to the Adviser as payment for the management fee. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest started to accrue in March 2021 and is calculated and payable on an annual basis. For the three and nine months ended September 30, 2022, we incurred $1.3 million and $5.7 million, respectively, for the Special Limited Partner's performance participation interest. For the three and nine months ended September 30, 2021, we incurred $1.4 million and $2.2 million, respectively, for the Special Limited Partner’s performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. As of September 30, 2022, we have issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance fee. Such units were issued at the NAV per unit as of December 31, 2021.

Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. During the three and nine months ended September 30, 2022, we incurred $0.1 million and $0.7 million, respectively, for costs of support personnel that were provided by the Adviser. During the three and nine months ended September 30, 2021, we incurred $0.2 million and $0.6 million, respectively, for costs of support personnel that were provided by the Adviser.
The Adviser and its affiliates facilitates the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the on-going management operations of the properties. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, travel and IT support. The Adviser and its affiliates also facilitates the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the nine months ended September 30, 2022, we incurred a total of $0.2 million for these operational and travel expenses that were incurred by the Adviser. We did not incur any operational or travel expenses during the three and nine months ended September 30, 2021.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of September 30, 2022, we have accrued approximately $0.5 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares. As of December 31, 2021, we had not incurred selling commissions, dealer manager fees or stockholder servicing fees.
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

Related Party Share Ownership
The table below provides details of purchases of common stock affiliates have made as of September 30, 2022. The table is exclusive of common stock that has been issued to the Advisor as payment for the management fee, common stock issued to the board of directors as compensation and OP units issued to the SLP as payment for the performance participation.

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	12,923,036	$370,726
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	164,573	—	738,701	40,008
Members of our board of directors and employees of our Adviser(4)	—	—		179	21,629	75,128	2,647
	165,126	165,126	165,126	164,752	2,015,793	15,729,089	$532,881
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

As of September 30, 2022, MassMutual has committed to purchase an additional $29.3 million of Class N common stock. We also have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
Organization and Offering Expenses
The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
Subsequent to September 30, 2022, the Advisor agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.
As of September 30, 2022, the Adviser had incurred organization costs and offering expenses of $2.4 million on our behalf in connection with the Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of September 30, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.2 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Operating Expenses Reimbursement
As of September 30, 2022 and December 31, 2021, the Adviser advanced on our behalf $8.4 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser for operating expenses incurred subsequent to December 31, 2021 quarterly. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2022 did not exceed the charter-imposed limitation.
Subsequent to September 30, 2022, the Advisor has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.
Accrued Affiliate Service Provider Expenses
The Company has engaged and expects to continue to engage Pine Tree Commercial Realty, LLC (“Pine Tree”), a wholly owned subsidiary of PTCR Holdco, LLC, in which we have a preferred equity investment, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) for Cortlandt Crossing. The cost for such services is a percentage of the gross receipts and project costs, respectively. During the three and nine months ended September 30, 2022, we have incurred approximately $30,000 and $76,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. The property was acquired in February 2022, thus no property management fees were paid to Pine Tree in 2021. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
15.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
16.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of September 30, 2022 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 31, 2023. As of September 30, 2022, our undrawn capital commitment was $0.9 million.
We have also committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2022. As of September 30, 2022, we have funded $3.1 million.
We have entered into a subscription agreement with Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, for a commitment of $30.0 million. CMI primarily originates and acquires real estate-related debt with underlying properties located throughout the United States. On October 3, 2022, $15.0 million of our capital commitment in this affiliate was called and funded.

As of September 30, 2022 and December 31, 2021, we were not subject to any material litigation or aware of any pending or threatened material litigation.
17.Tenant Leases
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
The following table details the components of operating lease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Fixed lease payments	$13,425	$2,448	$33,904	$6,451
Variable lease payments	2,091	300	4,539	864
Rental revenue	$15,516	$2,748	$38,443	$7,315
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands	Future Minimum
Year	Rents
2022 (remainder)	$3,119
2023	11,897
2024	11,608
2025	11,054
2026	11,229
2027	11,032
Thereafter	60,619
Total	$120,557
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
18.Segment Reporting
As of September 30, 2022, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans and the preferred equity investment in San Simeon Holdings. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest. Real estate revenues include revenues generated from owned properties and interest income generated from commercial loans.

The following table summarizes our total assets by segment:

$ in thousands	September 30, 2022	December 31, 2021
Healthcare	$81,405	$80,455
Office	38,929	38,633
Industrial	145,632	60,071
Self-Storage	94,147	57,305
Multifamily	228,768	67,866
Student Housing	241,295	242,014
Grocery-Anchored Retail	65,770	—
Real Estate Debt	46,647	21,088
Corporate and Other	81,528	44,945
Total assets	$1,024,121	$612,377
The following table summarizes our financial results by segment for the three months ended September 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$826	$2,872	$2,031	$3,990	$4,445	$1,352	$—	$—	$15,516
Income from commercial loan	—	—	—	—	—	—	—	702	—	702
Other revenue	—	—	89	218	130	407	16	—	—	860
Total revenues	—	826	2,961	2,249	4,120	4,852	1,368	702	—	17,078

Expenses:
Rental property operating	—	119	1,363	1,032	1,421	2,697	419	—	147	7,198
Total expenses	—	119	1,363	1,032	1,421	2,697	419	—	147	7,198
Income from unconsolidated entities, net	6,539	—	—	—	—	—	—	664	397	7,600
Loss from real estate-related securities	—	—	—	—	—	—	—	—	(925)	(925)
Segment net operating income	$6,539	$707	$1,598	$1,217	$2,699	$2,155	$949	$1,366	$(675)	$16,555

Depreciation and amortization	$(4,770)	$(418)	$(1,393)	$(2,423)	$(4,414)	$(2,614)	$(495)	$—	$(75)	$(16,602)

General and administrative										(1,214)
Unrealized gain on derivative instruments										4,547
Interest expense										(4,996)
Management fee - related party										(337)
Performance participation interest - related party										(1,335)
Other expense										(34)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(3,416)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										324
Net loss attributable to non-controlling interest in INREIT OP										4
Net loss attributable to common stockholders										$(3,090)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2022:

$ in thousands
Segment income from unconsolidated entities	$7,600
Depreciation and amortization attributable to unconsolidated entities	(4,843)
Income from unconsolidated entities, net	$2,757
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2022:

$ in thousands
Segment depreciation and amortization	$(16,602)
Depreciation and amortization attributable to unconsolidated entities	4,843
Depreciation and amortization	$(11,759)
The following table summarizes our financial results by segment for the three months ended September 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$683	$612	$91	$1,239	$123	$—	$—	$2,748
Other revenue	—	—	—	—	88	—	—	—	88
Total revenues	—	683	612	91	1,327	123	—	—	2,836

Expenses:
Rental property operating	—	113	129	—	381	—	—	—	623
Total expenses	—	113	129	—	381	—	—	—	623
Income from unconsolidated real estate entities, net	4,745	—	—	—	—	—	510	—	5,255
Income from real estate-related securities	—	—	—	—	—	—	—	19	19
Segment net operating income	$4,745	$570	$483	$91	$946	$123	$510	$19	$7,487

Depreciation and amortization	$(5,073)	$(298)	$(214)	$—	$(905)	$—	$—	$—	$(6,490)

General and administrative									(893)
Interest expense									(730)
Performance participation interest - related party									(1,446)
Net loss attributable to Invesco Real Estate Income Trust Inc.									$(2,072)
Dividends to preferred stockholders									$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures									(4)
Net loss attributable to common stockholders									$(2,078)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2021:

$ in thousands
Segment income from unconsolidated entities	$5,255
Depreciation and amortization attributable to unconsolidated entities	(5,073)
Income from unconsolidated entities, net	$182
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2021:

$ in thousands
Segment depreciation and amortization	$(6,490)
Depreciation and amortization attributable to unconsolidated entities	5,073
Depreciation and amortization	$(1,417)

The following table summarizes our financial results by segment for the nine months ended September 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,171	$7,197	$4,434	$8,366	$12,907	$3,368	$—	$—	$38,443
Income from commercial loan	—	—	—	—	—	—	—	702	—	702
Other revenue	—	—	265	546	420	837	18	—	—	2,086
Total revenues	—	2,171	7,462	4,980	8,786	13,744	3,386	702	—	41,231

Expenses:
Rental property operating	—	358	2,635	1,906	2,984	6,132	1,084	—	242	15,341
Total expenses	—	358	2,635	1,906	2,984	6,132	1,084	—	242	15,341
Income from unconsolidated entities, net	19,941	—	—	—	—	—	—	1,911	1,555	23,407
Income from real estate-related securities	—	—	—	—	—	—	—	—	(2,020)	(2,020)
Segment net operating income	$19,941	$1,813	$4,827	$3,074	$5,802	$7,612	$2,302	$2,613	$(707)	$47,277

Depreciation and amortization	$(14,572)	$(1,275)	$(3,624)	$(7,295)	$(6,835)	$(11,972)	$(1,236)	$—	$(381)	$(47,190)

General and administrative										(4,126)
Unrealized gain on derivative instruments										7,017
Interest expense										(10,271)
Management fee - related party										(638)
Performance participation interest - related party										(5,729)
Other expense										(118)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(13,778)
Dividends to preferred stockholders										$(6)
Net loss attributable to non-controlling interests in consolidated joint ventures										768
Net loss attributable to non-controlling interest in INREIT OP										303
Net loss attributable to common stockholders										$(12,713)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2022:

$ in thousands
Segment income from unconsolidated entities	$23,407
Depreciation and amortization attributable to unconsolidated entities	(14,943)
Income from unconsolidated entities, net	$8,464
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2022:

$ in thousands
Segment depreciation and amortization	$(47,190)
Depreciation and amortization attributable to unconsolidated entities	14,943
Depreciation and amortization	$(32,247)
The following table summarizes our financial results by segment for the nine months ended September 30, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,061	$1,744	$91	$3,296	$123	$—	$—	$7,315
Other revenue	—	—	—	—	268	—	—	—	268
Total revenues	—	2,061	1,744	91	3,564	123	—	—	7,583

Expenses:
Rental property operating	—	330	411	—	993	—	—	—	1,734
Total expenses	—	330	411	—	993	—	—	—	1,734
Income from unconsolidated real estate entities, net	15,288	—	—	—	—	—	1,428	—	16,716
Income from real estate-related securities	—	—	—	—	—	—	—	83	83
Segment net operating income	$15,288	$1,731	$1,333	$91	$2,571	$123	$83	$83	$22,648

Depreciation and amortization	$(15,030)	$(893)	$(639)	$—	$(3,447)	$—	$—	$—	$(20,009)

General and administrative									(3,033)
Interest expense									(1,813)
Performance participation interest - related party									(2,237)
Net loss attributable to Invesco Real Estate Income Trust Inc.									$(4,444)
Dividends to preferred stockholders									$(6)
Net loss attributable to non-controlling interests in consolidated joint ventures									(4)
Net loss attributable to common stockholders									$(4,454)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2021:

$ in thousands
Segment income from unconsolidated entities	$16,716
Depreciation and amortization attributable to unconsolidated entities	(15,030)
Income from unconsolidated entities, net	$1,686
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2021:

$ in thousands
Segment depreciation and amortization	$(20,009)
Depreciation and amortization attributable to unconsolidated entities	15,030
Depreciation and amortization	$(4,979)
19.Subsequent Events
Private Offering
On November 8, 2022, we received proceeds of $29.3 million from the issuance of Class N common stock in the Class N Private Offering.
Public Offering

Subsequent to September 30, 2022, we received total net proceeds for $22.4 million from the issuance of common stock in our Offering. Additionally, on October 26, 2022, we received a redemption request for $7.5 million effective as of October 31, 2022. The full amount of the redemption was paid on November 2, 2022.

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
As of September 30, 2022, we own or have invested in 51 properties. See “—Real Estate” below for additional information on these investments. As of September 30, 2022, we also own real estate-related securities and have an investment in a commercial loan.

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
As of November 9, 2022, we have received aggregate net proceeds of $111.7 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”). As of November 9, 2022, we have received gross proceeds of $485.0 million in the Class N Private Offering. As of November 9, 2022, we have received gross proceeds of $2.3 million in the Class E Private Offering. As of November 9, 2022, we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

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

Q3 2022 Highlights
Operating Results
•Declared monthly net distributions totaling $19.4 million for the nine months ended September 30, 2022. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.1%	5.2%	5.1%	5.2%	5.0%	5.1%
Year-to-Date Total Return, without upfront selling commissions(2)	11.5%	11.6%	11.3%	11.4%	14.0%	12.7%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	7.6%	7.6%	9.7%	11.4%	14.0%	12.7%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	19.0%	19.0%	19.2%	19.6%	22.7%	21.5%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	15.8%	15.9%	17.8%	19.6%	22.7%	21.5%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended September 30, 2022.
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
Investments
•Originated a floating rate mezzanine loan with a principal balance of $21.8 million during the three months ended September 30, 2022.
•Acquired a portfolio of three self-storage properties with a total purchase price of $24.5 million during the three months ended September 30, 2022. This acquisition is consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the U.S.
•Increased our investment in our Retail GP Fund by $5.0 million as a result of two new investments during the three months ended September 30, 2022.
Capital Activity
•Raised $33.7 million of net proceeds from the sale of our common stock during the three months ended September 30, 2022.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of September 30, 2022:
The following charts describe the diversification of our investments in real estate based on fair value as of September 30, 2022:

(1)The asset allocation and property type charts include our investments in consolidated and unconsolidated real estate, as well as our real estate debt investments. The geography chart includes our investments in consolidated and unconsolidated real estate, but does not include real estate debt. Both consolidated and unconsolidated investments, excluding real estate debt investments, are included at our pro-rata share of the investment. For our real estate debt investments, we include the fair value of our investment. See “—Real Estate” and “—Real Estate Debt” below for additional information on these investments.
As of September 30, 2022, we have acquired interests in 51 properties for a total purchase price of $936.3 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of September 30, 2022:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	92%	$186,666	$19,941	31%
Office	1	80,980 sq. ft.	100%	41,500	2,171	3%
Industrial	6	1,432,432 sq. ft.	100%	154,902	7,462	12%
Self-Storage	10	626,248 sq. ft.	92%	129,957	4,980	8%
Multifamily	2	638 units	96%	248,960	8,786	14%
Student Housing	2	1,489 beds	100%	257,129	13,744	21%
Grocery-Anchored Retail	1	122,225 sq. ft.	95%	65,900	3,386	5%
Other(5)	9	2,299,499 sq. ft.	89%	34,330	1,555	2%
Total	51			$1,119,344	$62,025	96%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 2.3 million square feet for properties in which we have a non-controlling interest through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of September 30, 2022. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the nine months ended September 30, 2022. Healthcare and Other segment revenue includes income from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. Please see the table below for the remainder of our segment revenue.
(5)We have non-controlling interests in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of September 30, 2022:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	2	$46,647	$2,613	4%
(1)Based on fair value as of September 30, 2022. The Fair Value includes investments in both real estate debt and unconsolidated preferred equity. For our preferred equity investment, we include the fair value of our preferred equity investment. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2022. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC investment.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. Please see the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of September 30, 2022:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	92%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	100%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self Storage	3	Salem, OR	September 2021	100%	47,872	239,762	sq. ft.	90%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	92%
Winston-Salem Self-Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	95%
Bend Self-Storage	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	97%
Clarksville Self Storage	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	94%
Total Self-Storage	10				113,774	626,248	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	96%
Everly Roseland Apartments(2)	1	Roseland, NJ	April 2022	57%	162,023	360	units	95%
Total Multifamily	2				233,106	638	units

Student Housing
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	95%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(3)	9	Various(3)	Various(3)	6.8% - 13.5%	12,715	2,299,499	sq. ft.	93%
Total Other	9				12,715	2,299,499	sq. ft.
Total Investment Properties	51				$936,291

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

(3)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties. The properties were acquired over several transactions from October 2021 to July 2022 and are located throughout the United States.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of September 30, 2022. The table below excludes our multifamily, self-storage and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2022 (remaining)	11	$1,404	3%	39,441	1%
2023	39	3,633	9%	410,404	16%
2024	41	4,785	12%	395,760	15%
2025	19	1,465	4%	59,853	2%
2026	19	5,230	13%	258,900	10%
2027	12	1,334	3%	48,818	2%
2028	10	4,767	12%	108,323	4%
2029	9	4,721	11%	416,696	16%
2030	5	1,972	5%	84,975	3%
2031	6	1,101	3%	124,152	5%
Thereafter	29	10,732	25%	682,601	26%
Total	200	$41,144	100%	2,629,923	100%
(1)Annualized base rent is determined from the annualized September 30, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
In December 2020, we acquired an investment in San Simeon Holdings for a purchase price of $13.8 million, which represents our initial equity investment into San Simeon Holdings and includes an interest reserve held in restricted cash of $0.8 million. San Simeon Holdings owns San Simeon Apartments, a 431 unit multifamily property in Houston Texas which is 94% occupied. Our investment is structured as a preferred membership interest and we account for our investment in the San Simeon Apartments using the equity method of accounting.
On September 1, 2022, we originated a floating rate mezzanine loan to finance the acquisition of an industrial property in Philadelphia, Pennsylvania for $21.8 million with a coupon rate of Term SOFR plus 3.3% and a maturity date of August 31, 2024. As of September 30, 2022, the loan has a principal balance of $21.8 million. We account for the loan under the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loan.
For the three and nine months ended September 30, 2022, we recognized interest income and loan origination fee income from our investment in commercial loan of $0.7 million in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2022, we did not record an unrealized gain or loss on the loan in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2021, we did not have an investment in commercial loan.

Investments in Liquid Real Estate-Related Securities
As of September 30, 2022, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of September 30, 2022:

	September 30, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$14,661	$(397)	$14,264	$(1,495)	$12,769	5.82%	9/2/2042
Corporate debt	5,228	180	5,408	(552)	4,856	3.99%	3/4/2026
Preferred stock of REITs	N/A	N/A	3,651	(384)	3,267	6.98%	N/A
Common stock of REITs	N/A	N/A	4,034	(530)	3,504	4.12%	N/A
Total	$19,889	$(217)	$27,357	$(2,961)	$24,396
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenues
Rental revenue	$15,516	$2,748	$12,768	$38,443	$7,315	$31,128
Income from commercial loan	702	—	702	702	—	702
Other revenue	860	88	772	2,086	268	1,818
Total revenues	17,078	2,836	14,242	41,231	7,583	33,648
Expenses
Rental property operating	7,198	623	6,575	15,341	1,734	13,607
General and administrative	1,214	893	321	4,126	3,033	1,093
Management fee - related party	337	—	337	638	—	638
Performance participation interest - related party	1,335	1,446	(111)	5,729	2,237	3,492
Depreciation and amortization	11,759	1,417	10,342	32,247	4,979	27,268
Total expenses	21,843	4,379	17,464	58,081	11,983	46,098
Other income (expense), net
Income from unconsolidated entities, net	2,757	182	2,575	8,464	1,686	6,778
Income (loss) from real estate-related securities	(925)	19	(944)	(2,020)	83	(2,103)
Unrealized gain on derivative instruments	4,547	—	4,547	7,017	—	7,017
Interest expense	(4,996)	(730)	(4,266)	(10,271)	(1,813)	(8,458)
Other expense	(34)	—	(34)	(118)	—	(118)
Total other income (expense), net	1,349	(529)	1,878	3,072	(44)	3,116
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(3,416)	$(2,072)	$(1,344)	$(13,778)	$(4,444)	$(9,334)
Dividends to preferred stockholders	$(2)	$(2)	$—	$(6)	$(6)	$—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	324	(4)	328	768	(4)	772
Net loss attributable to non-controlling interest in INREIT OP	4	—	4	303	—	303
Net loss attributable to common stockholders	$(3,090)	$(2,078)	$(1,012)	$(12,713)	$(4,454)	$(8,259)
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Due to the amount of acquisitions of real estate we have made subsequent to December 31, 2020, our rental revenues and rental property operating expenses for the three and nine months ended September 30, 2022 and 2021 are not comparable. During the period subsequent to December 31, 2020, we have purchased 19 consolidated properties for $770.4 million. See “— Investment Portfolio” above for additional information on our acquisitions.

Income from Commercial Loan
During both the three and nine months ended September 30, 2022, income from commercial loan increased $0.7 million compared to the three and nine months ended September 30, 2021, due to the origination of a floating rate mezzanine loan in September 2022.

General and Administrative Expenses
During the three and nine months ended September 30, 2022, general and administrative expenses increased $0.3 million and $1.1 million, respectively, compared to the three and nine months ended September 30, 2021. The increase was primarily due to an increase in accounting fees as well as expenses related to fund administration that increased as a result of the size of our portfolio.
Management Fee
During the three and nine months ended September 30, 2022, the management fee increased $0.3 million and $0.6 million, respectively, compared to the three and nine months ended September 30, 2021. The management fee that we pay the Adviser to source our investments and manage our operations is based on our NAV. The management fee started accruing in May 2021 and the subsequent increase was primarily due to the $141.4 million increase in the NAV of share classes subject to management fees from May 1, 2021 to September 30, 2022.
Performance Participation Interest
During the three and nine months ended September 30, 2022, the performance participation interest decreased $0.1 million compared to the three months ended September 30, 2021 but increased $3.5 million compared to the nine months ended September 30, 2021. The decrease quarter over quarter was primarily due to a smaller valuation increase in third quarter of 2022 compared to the corresponding period in 2021. The increase year over year was primarily the result of an increase in NAV and a higher total return for the nine months ended September 30, 2022, compared to the corresponding period in 2021. In addition, the performance participation interest started to accrue in March 2021. As such, the performance participation interest accrual in the nine months ended September 30, 2021 only included seven months of performance participation interest versus the corresponding period in 2022 which included the full nine months.
Depreciation and Amortization
During the three and nine months ended September 30, 2022 depreciation and amortization increased $10.3 million and $27.3 million, respectively, compared to the three and nine months ended September 30, 2021, primarily driven by the growth in our portfolio of consolidated properties.
Income from Unconsolidated Entities, Net
During the three and nine months ended September 30, 2022 income from unconsolidated entities, net increased $2.6 million and $6.8 million, respectively, compared to the three and nine months ended September 30, 2021. The increase was primarily due to an increase in the valuation of the interest rate swap at our Sunbelt Medical Office Portfolio, as well as income from a preferred equity investment in a retail platform operating company and the Retail GP Fund that were made subsequent to September 30, 2021.
Income (Loss) from Real Estate-Related Securities
During the three and nine months ended September 30, 2022, loss from real estate-related securities increased each period by $0.9 million and $2.1 million, respectively, compared to the three and nine months ended September 30, 2021. The increase in loss was primarily due to unrealized losses on our real estate-related debt securities, partially offset by dividends from common stock and interest income from investments in CMBS.
Unrealized Gain on Derivative Instruments
During the three and nine months ended September 30, 2022, we held three interest rate caps and one interest rate swap that have collectively increased in value by $4.5 million and $7.0 million, respectively. There were no consolidated derivative instruments in place during the nine months ended September 30, 2021.
Interest Expense
During the three and nine months ended September 30, 2022, interest expense increased $4.3 million and $8.5 million, respectively, compared to the three and nine months ended September 30, 2021. The increase is due to an increase in our property level debt and borrowings under the Revolving Credit Facility. See “— Liquidity and Capital Resources” below as well as Note 9 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not sell any real estate property or record any impairment during the three and nine months ended September 30, 2022.
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
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized losses (gains) on investments in financial instruments and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period and (c) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in commercial loans. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
GAAP net income (loss) attributable to our stockholders	$(3,090)	$(2,078)	$(12,713)	$(4,454)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	11,759	1,417	32,247	4,979
Amount attributed to unconsolidated entities for above adjustment	2,635	2,156	7,099	6,424
Amount attributable to non-controlling interests for above adjustment	(1,751)	—	(2,543)	—
FFO attributable to our stockholders	9,553	1,495	24,090	6,949
Adjustments to arrive at AFFO:
Straight-line rental income	(337)	(101)	(1,056)	(412)
Amortization of capitalized tax abatement(1)	145	—	403	—
Amortization of above- and below-market lease intangibles	(166)	(48)	(138)	(146)
Organization costs(2)	—	—	—	264
Amortization of deferred financing costs	304	—	778	—
Accrued preferred return from preferred membership interest	(262)	(252)	(769)	(739)
Accrued preferred return from preferred equity investment	(87)	—	(260)	—
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(3,305)	10	(4,221)	(3)
Non-cash share based compensation awards	19	20	57	58
Non-cash performance participation interest	1,335	1,446	5,729	2,237
Other operating expenses(3)	(321)	908	(962)	2,933
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	(1,997)	14	(6,022)	(1,263)
Amount attributed to unconsolidated entities for above adjustments	(222)	(172)	(588)	(689)
Amount attributable to non-controlling interests for above adjustments	1,192	—	1,188	—
AFFO attributable to our stockholders	5,851	3,320	18,229	9,189
Adjustments to arrive at FAD:
Non-cash management fee	337	—	638	—
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(246)	(93)	(606)	(93)
Stockholder servicing fees	(4)	—	(4)	—
Recurring capital expenditures attributed to unconsolidated entities(4)	(52)	(267)	(537)	(1,160)
Recurring capital expenditures attributed to non-controlling interests(4)	28	—	23	—
FAD attributable to our stockholders	$5,914	$2,960	$17,743	$7,936
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

Net Asset Value
We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. Our NAV for each class of shares is based on the values of our investments (including loans and securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including mortgages and other indebtedness. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Our NAV per share for each class of shares will be calculated monthly by an affiliate of State Street Bank and Trust Company, a third-party firm that provides us with certain administrative and accounting services and such calculation will be reviewed and confirmed by the Adviser. For purposes of calculating NAV, we use the following valuation methods:
•Newly acquired, wholly-owned properties will initially be valued at cost, which is expected to represent fair value at that time. Generally, acquisition costs and expenses will initially be capitalized and reflected as a component of cost. Each property will be appraised within the first two full months after acquisition and no less than quarterly thereafter. Property appraisals are reported on a free and clear basis (for example, with no mortgage), irrespective of any property-level financing that may be in place. The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparison and cost approaches. Development assets, if any, will be valued at cost plus capital expenditures and join the annual appraisal cycle during the development stage when determined by the Adviser, but no later than completion. Acquisition costs and expenses incurred in connection with the acquisition of multiple wholly-owned properties that are not directly related to any single wholly-owned property generally will be allocated among the applicable wholly-owned properties pro rata based on relative values for purposes of the initial valuation at cost. Properties purchased as a portfolio or held in a joint venture that acquires properties over time may be valued on an aggregate basis.
•Properties held through joint ventures generally will be valued in a manner that is consistent with the guidelines described above for wholly-owned properties. Once the value of a property held by the joint venture is determined by an independent appraisal and the Adviser determines the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture is then determined by applying the distribution provisions of the applicable joint venture agreements to the value of the underlying property held by the joint venture.
•Investments in mortgages, mortgage participations and mezzanine loans will initially be valued by the Adviser at our acquisition cost and thereafter may be revalued by the Adviser quarterly. Revaluations of mortgages and loans reflect the changes in value of the underlying real estate, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates. Our board of directors may retain additional independent valuation firms to assist with the valuation of our private mortgage loans.
•Publicly traded debt and equity real estate-related assets and derivatives that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. The Adviser may adjust the value of publicly traded debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
•Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will be valued by the Adviser initially at cost (purchase price plus all related acquisition costs and expenses, such as legal fees and closing costs) and thereafter will be revalued quarterly at fair value. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the operating businesses’ operating metrics such as sales growth, revenue traction, margin, key account wins and stability of executives. In evaluating the fair value of our interests in certain commingled investment vehicles (such as Invesco-affiliated funds), values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.

•Liquid non-real estate-related assets include credit rated government and corporate debt securities, publicly traded equity securities and cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Adviser based on market quotations or at fair value determined in accordance with GAAP. These carrying amounts reasonably approximate fair value due to the liquid and short-term nature of the instruments.
•Our liabilities include the fees payable to the Adviser, the Special Limited Partner and the Dealer Manager, accounts payable, accrued operating expenses, property-level debt, any entity-level debt and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Newly incurred debt will initially be valued at par, which is expected to represent fair value at that time. All property-level or entity-level debt will be revalued at fair value within the first two full months after closing and no less than quarterly thereafter. For purposes of calculating our NAV, stockholder servicing fees will be recognized as a liability and reflected in our NAV as and when the stockholder servicing fees become payable. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued quarterly by an independent valuation advisor primarily using the income approach’s discounted cash flow method.
The valuation of our real properties and the debt encumbering our real properties, is performed by independent valuation advisors, Capright Property Advisors, LLC (“Capright”) and Chatham Financial Corp. (“Chatham”), each of which is a valuation firm selected by the Adviser and approved by our board of directors, including a majority of our independent directors. Capright values our real properties and Chatham values the property-level debt which encumbers our real properties and our entity-level debt. Capright and Chatham are engaged in the business of rendering opinions regarding the value of commercial real properties and real estate-related debt and are not affiliated with us or the Adviser.
At the beginning of each calendar year, the Adviser will develop a valuation plan with the objective of having each of our wholly-owned properties valued quarterly by an appraisal, except for newly acquired properties as described below. Capright, one of our independent valuation advisors, will rely in part on property-level information provided by the Adviser, including (1) historical and projected operating revenues and expenses of the property, (2) lease agreements with respect to the property and (3) information regarding recent or planned capital expenditures. Appraisals of our properties will be performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). Capright will generally perform the appraisals, but in its discretion, may engage other independent valuation firms to provide appraisals of certain of our properties. Any appraisal provided by a firm other than Capright will be performed in accordance with our valuation guidelines and will not be incorporated into the calculation of our NAV until Capright has confirmed the reasonableness of such appraisal.
If an event becomes known to the Adviser (including through communication with our independent valuation advisors) that, in the opinion of the Adviser, is likely to have any material impact on previously provided estimated values of the affected properties, property-level debt or entity-level debt, the Adviser will notify the applicable independent valuation advisor. If, in the opinion of the applicable independent valuation advisor, such event is likely to have an impact on any previously provided valuations, the independent valuation advisor will recommend valuation adjustments that will be incorporated into our NAV calculation. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or capital market event may cause the value of a wholly-owned property to change materially, and material changes in the lending markets may cause the value of property-level or entity-level debt to change. Once the applicable independent valuation advisor has communicated the adjusted value estimate to the Adviser, the Adviser will cause such adjusted value to be included in our monthly NAV calculation.

Each class of our common stock will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees and management fees. In accordance with the valuation guidelines, State Street will calculate our NAV per share for each class as of the last calendar day of each month using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our real properties based in part upon individual appraisal reports provided periodically by Capright, (2) our real estate-related securities for which third-party market quotes are available, (3) our other real estate-related securities, if any, (4) our property-level and entity-level debt based in part upon individual valuation reports provided periodically by Chatham, and (5) our other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. Operating Partnership units will be valued in the same fashion. Our valuation procedures include the following methodology to determine the monthly NAV of the Operating Partnership and the units. The Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding class. To the extent the Operating Partnership has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with these guidelines. The NAV of the Operating Partnership on the last day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.
The NAV for each class of shares will be based on the net asset values of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also includes material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of the foregoing advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2022 will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021, totaling $6.4 million. In January 2022, we began reimbursing the Adviser for such advanced expenses and will reimburse the Adviser for all such advanced expenses ratably in monthly payments of approximately $107,000 over the 60 months following December 31, 2021. We will not make further repayment of advanced operating expenses from September 30, 2022, until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. For purposes of calculating our NAV, the $6.4 million of operating expenses paid by the Adviser on our behalf through December 31, 2021 will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for such costs.
Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, State Street incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees. For each applicable class of shares, the stockholder servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. The declaration of distributions will reduce the NAV for each class of our common stock in an amount equal to the accrual of our liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	September 30, 2022
Stockholders' equity	$87,200
Adjustments:
Class N redeemable common stock(1)	343,404
Unrealized net real estate and borrowings appreciation(2)	66,471
Accumulated depreciation and amortization(3)	58,477
Organization costs, offering costs and certain operating expenses(4)	11,887
Redeemable non-controlling interests attributable to INREIT OP(5)	3,178
Accrued stockholder servicing fee(6)	482
Straight-line rent receivable(7)	(3,525)
Other assets(4)	(915)
NAV	$566,659
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
(4)The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 as incurred.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. These costs include certain prepaid expenses that are classified as other assets in our GAAP consolidated financial statements that have also been excluded from our NAV. In January 2022, we began reimbursing the Adviser the advanced operating expenses ratably over 60 months. We will not be required to make further repayment of advanced operating expenses from September 30, 2022, until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.
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
(7)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.

The following table provides a breakdown of the major components of our total NAV as of September 30, 2022:

$ in thousands, except share/unit data
Components of NAV	September 30, 2022
Investments in real estate	$898,577
Investments in real estate-related securities	24,396
Investments in unconsolidated entities	156,514
Investment in commercial loan	21,800
Cash and cash equivalents	25,992
Restricted cash	10,161
Other assets	11,259
Mortgage notes, revolving credit facility and financing obligation, net	(511,601)
Subscriptions received in advance	(6,970)
Other liabilities	(15,184)
Accrued performance participation interest	(5,729)
Management fee payable	(230)
Accrued stockholder servicing fees	(2)
Non-controlling interests in joint-ventures	(42,324)
Net Asset Value	$566,659
Number of outstanding shares/units	17,121,874
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2022:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$12,918	$11,424	$15,933	$101,145	$77,218	$344,423	$3,598	$566,659
Number of outstanding shares/units	398,070	351,856	491,506	3,109,040	2,279,887	10,385,246	106,269	17,121,874
NAV Per Share/Unit as of September 30, 2022	$32.4514	$32.4667	$32.4166	$32.5325	$33.8692	$33.1646	$33.8692
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the September 30, 2022 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.3%	5.3%
Office	6.8%	5.5%
Industrial	5.9%	5.0%
Self-Storage	7.4%	5.1%
Multifamily	6.3%	4.8%
Student Housing	6.8%	5.0%
Retail	7.7%	6.8%

These assumptions are determined by Capright, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+2.0%	+2.0%	+2.1%	+1.9%	+2.0%	+2.0%	+1.9%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.9)%	(2.0)%	(1.9)%	(2.0)%	(1.9)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+3.2%	+3.1%	+3.6%	+3.2%	+3.6%	+3.4%	+2.2%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.9)%	(2.8)%	(3.2)%	(2.9)%	(3.3)%	(3.1)%	(2.0)%
Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2022:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	$0.1207	$0.1207	$0.1362	$0.1426	$0.1426	$0.1426
February 28, 2022	0.1201	0.1201	0.1341	0.1400	0.1400	0.1400
March 31, 2022	0.1201	0.1201	0.1360	0.1426	0.1426	0.1426
April 30, 2022(1)	0.2196	0.2198	0.1662	0.1440	0.1440	0.1440
May 31, 2022	0.1394	0.1395	0.1393	0.1395	0.1395	0.1395
June 30, 2022	0.1379	0.1380	0.1376	0.1380	0.1380	0.1380
July 31, 2022	0.1392	0.1395	0.1384	0.1395	0.1395	0.1395
August 31, 2022	0.1391	0.1395	0.1379	0.1395	0.1395	0.1395
September 30, 2022	0.1354	0.1380	0.1361	0.1380	0.1380	0.1380
Total	$1.2715	$1.2752	$1.2618	$1.2637	$1.2637	$1.2637
(1)For Class T, Class S and Class D Common Stock, the April distribution is significantly higher than other months presented because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.

For the three and nine months ended September 30, 2022, we declared distributions in the amount of $6.9 million and $19.4 million, respectively.

The following tables summarizes our distributions declared during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30, 2022		September 30, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,703	97%	$2,646	99%
Reinvested in shares	173	3%	33	1%
Total distributions	$6,876	100%	$2,679	100%
Sources of Distributions
Cash flows from operating activities	$6,876	100%	$1,307	49%
Distributions of capital from investments in unconsolidated entities	—	—%	1,339	51%
Total sources of distributions	$6,876	100%	$2,646	100%

Cash flows from operating activities	$9,262		$1,307
Funds from Operations(1)	$9,553		$1,495

	Nine Months Ended
	September 30, 2022		September 30, 2021
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$18,974	98%	$7,647	99%
Reinvested in shares	411	2%	60	1%
Total distributions	$19,385	100%	$7,707	100%
Sources of Distributions
Cash flows from operating activities	$19,385	100%	$4,954	65%
Distributions of capital from investments in unconsolidated entities	—	—%	2,693	35%
Total sources of distributions	$19,385	100%	$7,647	100%

Cash flows from operating activities	$26,491		$4,954
Funds from Operations(1)	$24,090		$6,949
(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
Liquidity and Capital Resources
We believe that with respect to liquidity, we are well positioned with $73.6 million of immediate liquidity as of September 30, 2022, made up of $18.3 million of undrawn capacity on our Revolving Credit Facility, $26.0 million of cash and cash equivalents, and $29.3 million of uncalled capital commitments. In addition, we hold $24.4 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
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
The Adviser has agreed to advance all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred.
The Advisor has agreed that from September 30, 2022, we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.
As of September 30, 2022, the Adviser had incurred organization costs and offering expenses of $2.4 million on our behalf in connection with the Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of September 30, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.2 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, the Adviser advanced on our behalf $8.4 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser for operating expenses incurred subsequent to December 31, 2021 quarterly. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Advisor has agreed that from September 30, 2022, we will not be required to make payments for the reimbursement of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2022 did not exceed the charter-imposed limitation.
As of September 30, 2022, our indebtedness includes the Revolving Credit Facility, six mortgages secured by their corresponding properties and a financing obligation.
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$88,500	$75,500
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.73% and 2.70%, respectively.
(2)As of September 30, 2022, the borrowing capacity on the Revolving Credit Facility was $18.3 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.

The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	September 30, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	L + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	—
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	105,372	—
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	—
Total mortgages payable				378,532	163,500
Deferred financing costs, net				(4,177)	(1,847)
Mortgage notes payable, net				$374,355	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.12% and 3.23%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of 1.60% plus one-month LIBOR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.81% and 2.65%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 2.83% and 2.25%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.06% and 3.35%, respectively.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.24% and 4.21%, respectively.
As of September 30, 2022, we were in compliance with all loan covenants in our mortgage notes.
In connection with the Tempe Student Housing property, as of September 30, 2022 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
See Note 9 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At September 30, 2022, we had cash and cash equivalents of $26.0 million and restricted cash of $10.2 million. Our restricted cash primarily consists of subscriptions received in advance. Restricted cash also includes an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 31, 2023. As of September 30, 2022, our undrawn capital commitment was $0.9 million.
We have committed to fund up to $3.5 million of tenant improvements at our Willows Facility through December 31, 2022. As of September 30, 2022, we have funded $3.1 million.

We have entered into a subscription agreement with Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, for up to $30.0 million. On October 3, 2022, we invested $15.0 million in CMI, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
$ in thousands	2022	2021
Cash flows provided by operating activities	$26,491	$4,954
Cash flows used in investing activities	(413,987)	(253,684)
Cash flows provided by financing activities	408,150	250,535
Net increase in cash and cash equivalents and restricted cash	$20,654	$1,805
Operating Activities — Cash flows provided by operating activities increased $21.5 million for the nine months ended September 30, 2022 compared to the corresponding period in 2021 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity.
Investing Activities — Cash flows used in investing activities increased $160.3 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to an increase in our investments of $156.7 million in real estate, capital improvements to real estate, originations of a commercial loan and real estate related securities.
Financing Activities — Cash flows provided by financing activities increased $157.6 million for the nine months ended September 30, 2022 compared to the corresponding period in 2021 primarily due to an increase in net proceeds from the issuance of our common stock of $12.8 million, an increase in contributions from non-controlling interests of $22.5 million, an increase in subscriptions received in advance of $7.0 million and an increase in net proceeds from borrowings of $108.2 million from the Revolving Credit Facility and mortgages payable, offset by an increase in common stock distributions of $10.7 million.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the LIBOR or SOFR (collectively, the “Reference Rates”). As of September 30, 2022, we had borrowed $521.0 million under our Revolving Credit Facility, mortgage notes and financing obligation. Of our total borrowings, $392.4 million bears variable rate interest. For the nine months ended September 30, 2022 a 50 basis point increase in the Reference Rates would have resulted in an increase in interest expense of $1.1 million, net of the impact of our interest rate hedges. Additionally, our financing obligation of $54.0 million is subject to annual increases whereby the new lease payment will equal 102% of the prior year’s lease payment plus periodic adjustments every ten years based on the Consumer Price Index for All Urban Consumers: All Items.
We may be exposed to interest rate risk as it relates to the replacement of LIBOR with appropriate replacement rates. As of September 30, 2022, of our total borrowings under the Revolving Credit Facility and mortgage notes of $392.4 million that bear variable interest rates, 25% are indexed to LIBOR. Additionally, all mortgage notes indexed to LIBOR include LIBOR replacement language. Though the final spread and reference rate may depend on various aspects of negotiations, we do not believe we have outsized risk.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the nine months ended September 30, 2022 a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investment in real estate-related debt securities of approximately $3,000.
We may also be exposed to market risk with respect to our investments in real estate-related securities due to changes in the fair value of our investments. We seek to manage our exposure to market risk with respect to our investments in real estate-related securities by making investments in real estate-related securities backed by different types of collateral and varying credit ratings. The fair value of our investments may fluctuate, therefore the amount we will realize upon any sale of our investments in real estate-related securities is unknown. However, as of September 30, 2022, a 10% change in the fair value of our investments in real estate-related securities would result in a change in the carrying value of our investments in real estate-related securities of $2.4 million.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On August 1, 2022, in accordance with our equity incentive plan, we granted our independent directors 581 shares of our Class E common stock for total proceeds of approximately $19,000.
On July 1, 2022, August 2, 2022 and September 1, 2022 we issued 1,370, 2,952 and 3,220 unregistered Class E shares of common stock to the Adviser for payment of management fees, respectively, for total consideration of $0.3 million.
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
The following table presents information about the Offering and use of proceeds therefrom as of September 30, 2022:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	46,305	91	139,740	1,021,982	2,013,972	3,222,090
Gross offering proceeds	$1,521	$3	$4,468	$32,338	$59,146	$97,476
Selling commissions and other dealer manager fees	(37)	—	(1)	—	—	(38)
Accrued stockholder servicing fees	(95)	—	(387)	—	—	(482)
Net offering proceeds	$1,389	$3	$4,080	$32,338	$59,146	$96,956
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering and in a manner within the investment guidelines approved by our board of directors, who serve as fiduciaries to our stockholders.
We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $933.8 million of real estate and real estate-related investments, $21.8 million of commercial loan originations, $25.9 million in real estate-related securities and the repurchase of $84.0 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $88.5 million of financing from the Revolving Credit Facility and $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchases
During the three months ended September 30, 2022, we did not repurchase shares of our common stock under our share repurchase plan as no repurchase requests were submitted.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Our board of directors has renewed the advisory agreement through December 31, 2023.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 20, 2021 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: November 14, 2022