Form 10-K
period 2022-12-31
Invesco Real Estate Income Trust Inc.
filed 2023-03-24
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
Commission File Number: 333-254931
____________________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error correction are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 24, 2023, the issuer had the following shares outstanding: 534,026 shares of Class T common stock, 351,856 shares of Class S common stock, 658,895 shares of Class D common stock, 4,034,345 shares of Class I common stock, 1,442,703 shares of Class E common stock and 13,523,324 shares of Class N common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY RISK FACTORS
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our strategies, plans and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our strategies, plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive, industry and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our strategies, plans and objectives, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Summary Risk Factors

You should carefully review Item 1A—“Risk Factors” section of this Annual Report on Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition.

These risks and uncertainties include, but are not limited to, risks related to the following:
•There is no assurance that we will achieve our investment objectives.
•We have held our current investments for a short period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes investment in our common stock more speculative.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. If you do sell your shares to us, you may receive less than the price you paid.
•Your ability to have your shares repurchased through our share repurchase plan is limited. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any month. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayments under our assets, borrowings, or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•The purchase price and repurchase price for shares of our common stock are generally based on our prior month’s NAV and are not based on any public trading market. The appraisal of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We have no employees and are dependent on the Adviser (as defined herein) to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Invesco Accounts (as defined herein), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser. We may not be able to find a suitable replacement for the Adviser if the advisory agreement is terminated. We do not own the Invesco name, but we are permitted to use it as part of our corporate name under a trademark license agreement with an affiliate of Invesco. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
•Our public offering is a “best efforts” offering. If we are not able to raise a substantial amount of capital on an ongoing basis, our ability to achieve our investment objectives could be adversely affected.
•There are limits on the ownership and transferability of our shares.

•Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar property types in a given market.
•Our operating results will be affected by global economic and market conditions generally and by the local economic conditions where our properties are located, including changes with respect to rising vacancy rates or decreasing market rental rates, fluctuations in the average occupancy, inability to lease space on favorable terms, bankruptcies, and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental and other laws.
•If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•If we fail to operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, which could materially adversely affect our NAV and cash available for distribution to stockholders.

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
General Description of Business and Operations
We are a Maryland corporation focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate and acquire private real estate debt, invest in real estate-related securities and from time to time we may invest in other types and forms of real estate and real estate-related assets. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner. The Company currently operates in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail and real estate debt. We are externally managed and advised by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us.
Our portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt, concentrated in growth markets across the United States. As of December 31, 2022, we hold ownership interests in 51 properties, four positions in private real estate debt investments and a $21.1 million portfolio or liquid real estate-related securities. For more information on our portfolio, including details about our investments, allocation and results of operations, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

In May 2021, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-254931) for our initial public offering of common stock. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are selling any combination of five classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2022, we had received gross offering proceeds of $116.2 million from the sale of our common stock in the Offering.
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares”) (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of December 31, 2022, we had received offering proceeds of $560.8 million from the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings.
We have contributed the net proceeds from our public Offering and the Private Offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D, Class I, Class E and Class N units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities.
In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of the our common stock, cash, or a combination of both.
We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Affiliates of the Adviser are expected to receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023. As of March 24, 2023, we have not raised any proceeds from the DST program.

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

Our Adviser is an indirect, wholly owned subsidiary of Invesco, Ltd. (“Invesco”), an independent investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 110 countries. As of December 31, 2022, Invesco managed approximately $1.4 trillion in assets for investors around the world.

Our Adviser and Invesco invest significantly in talent development, health and welfare programs, technology and other resources that support its employees. Our Adviser and Invesco are committed to improving diversity at all levels and in all functions across its global business and remains focused on increasing representation of women and other underrepresented employees. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. Our Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the Advisory Agreement, our Adviser is entitled to receive a base management fee and expense reimbursements. In addition, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, is entitled to receive a performance participation interest from the Operating Partnership. Refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report for a discussion of our relationship with our Adviser.
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
Investment Strategy

Our investment strategy is to invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate and acquire private real estate debt and invest in real estate-related securities to provide current income and a source of liquidity for our share repurchase plan, cash management and other purposes.

Following our ramp-up period, we will seek to invest:
•at least 80% of our assets in properties, private real estate-related debt and real estate operating companies; and
•up to 20% of our assets in liquid real estate-related securities.
We do not expect to be able to achieve these allocations during the period prior to the time that we have raised substantial offering proceeds and acquired a broad portfolio of real estate investments, which we refer to as the “ramp-up period.”
Invesco Real Estate has long-standing and extensive relationships throughout the real estate industry. We directly benefit from Invesco Real Estate’s ability to transact at scale with speed and certainty.

Investments in Properties
We invest primarily in stabilized, income-oriented commercial real estate in the United States. We currently invest in a broad range of properties including multifamily, industrial, grocery-anchored retail, office, healthcare, student housing, and self-storage, and may invest in property types such as hotels, senior living, single-family rentals, single-family manufactured housing and data centers.
Although our portfolio is entirely comprised of properties located in the United States, once our portfolio has achieved sufficient scale, we may selectively diversify our portfolio on a global basis through investments in properties located outside of the United States.
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
Investments in Private Real Estate Debt
We also originate and acquire loans, which may include commercial mortgage loans, bank loans, mezzanine loans and other interests relating to real estate, and invest in other forms of private real estate debt that may include preferred equity, participations in mortgages and loans, real estate-related debt securities and other debt secured by commercial real estate.
Commercial mortgage loans are typically secured by single-family, multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.

Mezzanine loans that we invest in may take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than mortgage lending because the investment may become unsecured as a result of foreclosure by the senior lender.
Investments in Liquid Real Estate-Related Equity and Debt Securities
Our investments in liquid real estate-related equity and debt securities provide us with current income and a source of liquidity for our share repurchase plan, cash management and other purposes.

We invest in equity securities of REITs and other real estate-related companies, including common stock and preferred equity securities.

Our investments in liquid real estate-related debt securities will focus on non-distressed public real estate-related debt securities, which may include CMBS, RMBS, CLOs and corporate bonds of publicly-traded REITs. Our investments in CMBS may include multi-issuer CMBS, single-issuer CMBS, re-remics and “rake bonds,” in each case, relating to real estate-related companies or assets.
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

Investment in Unconsolidated Affiliated Fund
Our investments in real estate-related securities include an investment in a real estate fund managed by the Adviser (any such fund managed by the Adviser or its affiliate, an “Affiliated Fund”). We may invest in additional Affiliated Funds that invest primarily in stabilized, income-oriented commercial real estate and real estate-related securities or real estate debt. Our current investment in an Affiliated Fund invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
The ownership interests we acquire in the Affiliated Funds will generally be treated in the same way as investments by other investors in the Affiliated Funds. The value of our investments in Affiliated Funds will be excluded from our NAV and the net asset value of the Operating Partnership for purposes of calculating the management fee we pay to the Adviser. Refer to Note 14 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding the calculation of the management fee.
Derivative Instruments and Hedging Activities
Subject to maintaining our status as a REIT and compliance with any applicable exemption from being regulated as a commodity pool operator, we use derivatives for limited hedging purposes. Our principal investments in derivative instruments may include options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps and interest rate caps.
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness in our charter described below, our target leverage ratio following our ramp-up period is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt, and debt-on-debt, net of cash and restricted cash, by (2) the asset value of our real estate investments, private real estate debt investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including our net investment in unconsolidated investments. For purposes of determining the asset value of our real estate investments, we include the asset value of the DST Properties due to the master lease structure, including our fair market value purchase option. Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on our real estate securities investments, (iv) the pro rata share of debt within our unconsolidated investments, or (v) the financing liability resulting from the sale of DST Properties included in the Company’s NAV calculation. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).
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
Our Taxation as a REIT
We believe we have operated in a manner that has allowed us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), commencing with our taxable year ended December 31, 2020, and intend to continue to operate in a manner that will allow us to continue to qualify as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that we timely distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes in certain circumstances, including on our undistributed taxable income.

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
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement. Our executive officers also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons—The Adviser.”
Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2022, there were no tenants that individually represented more than 10% of our total rental revenue.
Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with Invesco and the Adviser. See the disclosure under “Review of Our Policies” below as well as Item 1A — “Risk Factors.”
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
Risks Related to Our Organizational Structure
We have held our current investments for only a short period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We have held our current investments for a limited period of time, and we are not able to provide you with any information relating to any future investments that we may make. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We seek to invest substantially all of the future net offering proceeds from the Offering, the Class N Private Offering and the Class E Private Offering (together with any future public or private offerings of our shares of common stock, our “offerings”), after the payment of fees and expenses, in the acquisition of investments identified by the Adviser. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties in which we will invest and the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the Affiliated Funds. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
Economic events affecting the economy, such as the general negative performance of the real estate sector, inflation, unemployment, actual or perceived instability in the U.S. banking system, high interest rates, war (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict), terrorism, natural and environmental disasters, stock market volatility and impacts of the coronavirus pandemic, could cause our stockholders to seek to sell their shares to us under our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We will not establish a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors. We may not generate sufficient income to make distributions to our stockholders. Our board of directors (or a committee of our board of directors) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•changes in the economy, including as a result of the coronavirus pandemic;
•the limited size of our portfolio in the early stages of our development;

•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•our need for liquidity to pay share repurchase requests;
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
For the year ended December 31, 2022, we had a GAAP net loss attributable to common stockholders of $16.0 million resulting in a GAAP net loss per share of common stock, basic and diluted, of $1.00. Our accumulated deficit and cumulative distributions as of December 31, 2022 was $66.9 million. We may incur net losses and continue to have an accumulated deficit in the future.
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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Adviser and any of the Adviser’s affiliates for any liability or loss suffered by them or hold our directors, the Adviser or any of the Adviser’s affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Adviser and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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

On August 11, 2022, our board of directors authorized management to initiate the DST Program to raise capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties (as defined herein). See “Investment Objectives and Strategies— DST Program.” We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire beneficial interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member and manager of the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

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
In connection with the launch of our DST Program, we may own, through our taxable REIT subsidiary, beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist. DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments. DST Properties may later be reacquired by the Operating Partnership through the exercise of the FMV Option. In such a case, an investor who acquires Operating Partnership units in a tax-deferred exchange for its DST beneficial interests will generally still be tied to the DST Property in terms of the substituted basis the investor will take in its Operating Partnership units and the built-in-gain attributable to those units. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investor’s remaining built-in-gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.
Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We will be subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflict between Russia and Ukraine or economic impacts resulting from actual or perceived instability in the U.S. banking system);
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
•inflation;
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
The ongoing effects of the COVID-19 pandemic on economic conditions is uncertain and may adversely affect our business.
Our business has been and could in the future be adversely affected by health epidemics, such as the COVID-19 pandemic. The COVID-19 pandemic has caused and may continue to cause significant disruptions to the U.S. and global economies, may further contribute to volatility and instability in financial markets, and may have material and adverse effects on our business, results of operations and financial performance.

Our business may be adversely affected by unfavorable or changing economic, market, and political conditions.
A recession, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts (including the hostilities between Russia and Ukraine), trade or supply chain disruptions, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling, actual or perceived instability in the U.S. banking system or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
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
A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets, including those resulting from inflation and rising interest rates. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
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
We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Invesco Real Estate’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance, maintenance of an exemption from the Investment Company Act or disclosure requirements under the Securities and Exchange Act of 1934, as amended. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-exchange traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

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
Our properties face significant competition.
We face significant competition from owners, operators and developers of properties. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.
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
Rising inflation may adversely affect our financial condition and results of operations.

Inflation in the United States has recently increased and may continue to do so in the future. Rising inflation could have an adverse impact on any floating-rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable, as well as our tenants’ ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing debt and any future debt that we incur.

Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

Rising interest rates could impact the value of our investments.
Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations, and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases.
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

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

We may be adversely affected by trends in the office sector.
Our portfolio currently includes an interest in a portfolio of medical office buildings (“MOBs”) and we may acquire additional MOBs or other types of office properties. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.
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
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We may utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. Since 2011, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit- enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:
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

Increased levels of unemployment could adversely affect the occupancy and rental rates of our multifamily properties.
For our multifamily properties, increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates at such properties. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:
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
Our multifamily properties compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Competition can also be impacted by the addition of new supply of multifamily properties. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.
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
Student housing properties are typically leased during leasing seasons, and our properties are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, our student housing properties are generally on short-term leases, exposing us to increased leasing risk. Further, the COVID-19 pandemic has caused many colleges and universities to implement remote learning procedures, which may increase our leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.
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
Our industrial properties face unique risks, including risks that impact the tenants of these properties. Our industrial properties may be adversely affected if manufacturing activity decreases in the United States. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties. In addition, the supply of industrial properties in the United States is expected to increase in the near term. These new properties may be preferable to older buildings as a result of tenant preferences. As a result, this new supply could have a negative impact on our industrial properties.
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

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to sell properties in order to provide cash for other corporate purposes (including funding share repurchases) or change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

General Risks Related to Investments in Real-Estate-Related Debt and Real Estate-Related Securities
Investments in real estate-related securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
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

The Adviser cannot predict whether economic conditions generally, and the conditions for commercial loan investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the commercial loan markets could have a material adverse effect on our investment activities. In addition, market conditions relating to commercial loan investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures or market terms. For example, it has become increasingly difficult for commercial loan investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.
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

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. Subordinated tranches of CMBS or other investments absorb losses from default before other more senior tranches of the CMBS to which it is subordinate are put at risk. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

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

We may invest in real estate companies and properties with a leveraged capital structure which increases their exposure to adverse economic factors (such as rising interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate company or property) and to the risk of unforeseen events. In the event any of these factors occur, the real estate companies and properties with a leveraged capital structure may suffer more serious adverse consequences (including reduced profitability and solvency) than less leveraged entities or properties. If an underlying real estate company or property cannot generate adequate cash flow to meet debt obligations, it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a loss of invested capital, particularly in light of the leveraged position of our investments.

Increases in interest rates could adversely affect our ability to acquire target assets that satisfy our investment objectives and increase the amount of our loan payments, which may adversely affect our ability to make distributions to our stockholders.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our targeted assets that were issued before an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected. Interest we pay on our loan obligations will reduce cash available for distributions. We have obtained and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the London Interbank Offered Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) (collectively, the “Reference Rates”). For the year ended December 31, 2022, a 50 basis point increase in the Reference Rates would have resulted in an increase in interest expense of $1.3 million, net of the impact of our interest rate hedges.

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

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and residential mortgage-backed securities (“RMBS”), which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors.

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans are affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

We may invest in RMBS, including government mortgage pass-through securities and non-agency RMBS, which are subject to certain other risks that may adversely affect our results of operations and financial condition.

We may invest in RMBS, which are subject to the risks of default, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying an RMBS investment are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie an RMBS investment and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, the principal and interest of which are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

We may face risks related to investments in collateralized debt obligations.

We may invest in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche, which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” above. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
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

Any indirect investment we make, including in the Affiliated Funds, will be subject to similar business, real estate and real estate debt risks.

Our indirect investments, including in the Affiliated Funds, are subject to many of the same business, real estate and real estate debt risks as we are. For example, the Affiliated Funds:

•may not have sufficient available funds to make distributions or redeem interests in the funds upon request of investors without delay;
•expect to acquire additional assets or dispose of assets in the further which, if unsuccessful, could affect our ability to pay dividends to our stockholders;
•intend to use borrowing to partially fund acquisitions, originations or investments, which may result in foreclosures and unexpected debt-service requirements and indirectly negatively affect our ability to pay dividends do our stockholders;
•are also dependent on Invesco Real Estate and its key employees for its success;
•also operate in a competitive business with competitors who have significant financial resources and operational flexibility;
•depend on its tenants or borrowers for its revenue and may rely on certain significant tenants or borrowers;
•are subject to risks associates with terrorism, uninsured losses and high insurance costs;
•will be affected by general economic and regulatory factors it cannot control or predict; and
•will be subject to taxes and operating expenses that may increase.

To the extent the operations and ability of the Affiliated Funds, or any other entity through which we indirectly invest in real estate or real estate debt, to make distributions or redeem interests in the funds is adversely affected by any of these risks, our operations and ability to pay distributions to you will be adversely affected. The Affiliated Funds may make investments in countries or regions where neither we nor the Affiliated Funds have previously invested, which may expose the Affiliated Funds to additional risk with regard to that jurisdiction’s applicable laws, which may adversely impact our investments in the Affiliated Fund.

Our ability to redeem all or a portion of our investment in the Affiliated Funds is subject to significant restrictions.

Our investment in the Affiliated Funds is subject to significant restrictions. Our investments in the Affiliated Funds generally will be treated the same as investments by other investors in the Affiliated Funds, and the managers of the Affiliated Funds may limit redemptions, including as a result of certain tax, regulatory or other considerations. We may not be able to exit the Affiliated Funds or liquidate all or a portion of our interests in the Affiliated Funds.

We cannot assure you that the Affiliated Funds will have capital available on favorable terms or at all to fund the redemption of interests. If the Affiliated Funds are not able to raise additional capital to meet redemption requests, the Affiliated Funds may be required to sell assets that they would otherwise elect to retain or sell assets or otherwise raise capital on less than favorable terms or at a time when they would not otherwise do so. If the Affiliated Funds are forced to sell any assets under such circumstances, the disposition of such assets could materially adversely impact their operations and ability to make distributions to us and, consequently, the value of our investment in the Affiliated Funds.

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
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

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

We face unique risks related to our investments in publicly traded securities.
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
Our investments in operating companies are subject to unique risk and these companies may not be profitable.
We invest in real estate-related operating companies, such as development companies or property managers, which in turn may develop or service the assets of, or provide technology or services to, (i) our company, (ii) the Adviser or its affiliates, (iii) Other Invesco Accounts or (iv) third parties. We may make such investments in order to provide access to real estate investments within our investment strategy or to enhance our financial performance. Our investments in real estate-related operating companies may take the form of preferred equity or other non-controlling interests, including debt interests. The nature of our interest in a real estate-related operating company may not permit us to actively manage or control the operations of such real estate-related operating company. A real estate-related operating company in which we invest may not be profitable at the time of our investment, or at any time. As a result of the foregoing risks and the risks inherent in an investment in any business, we may not be able to fully recover our investment in an operating company.
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
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after we have raised substantial offering proceeds and acquired a broad portfolio of real estate investments is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of the Company’s consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (2) the asset value of the Company’s real estate investments, private real estate debt investments and equity in the Company’s real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including the Company’s net investment in unconsolidated investments. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

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
If we draw on a line of credit to fund repurchases of our common stock or for any other reason, our financial leverage ratio could increase beyond our target.
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

Changes to, and the market transition away from, LIBOR may adversely affect our results of operations, cash flows and the value of our investments.
We pay interest under certain of our mortgage notes secured by our properties based on LIBOR, which is the subject of national, international and regulatory guidance and proposals for reform. In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The ICE Benchmark Administration, which is supervised by the FCA, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and the remaining USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) will end immediately following their publication on June 30, 2023. There is currently no certainty regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has formally recommended SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out of LIBOR.
Our mortgage note that utilizes LIBOR contains LIBOR replacement language. However, factors such as the pace of the transition to replacement rates, the specific terms and parameters for and market acceptance of any alternative reference rate and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments.
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
Currently, one Other Invesco Account is an open-ended fund that invests in stabilized, income-focused commercial real estate in primary and select secondary markets in the United States. As of December 31, 2022, this Other Invesco Account had $4.6 billion of gross assets under management and $220.2 million of unused capital commitments.
Additionally, one Other Invesco Account is an open-ended fund that invests primarily in substantially leased, income-producing core commercial real estate in major metropolitan areas in the United States. As of December 31, 2022, this Other Invesco Account had $17.3 billion of gross assets under management and no unused capital commitments.
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

Our Adviser also has discretion to choose which of our properties to syndicate in the DST Program, which presents conflicts because our Advisor and the Dealer Manager earn fees from the DST Program.
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
The Adviser may face conflicts of interest related to our investments in operating companies.

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
Similarly, Other Invesco Accounts may invest in real estate-related operating companies, including property managers, development companies or other real estate service providers (each, a “Related Service Company”). The Adviser may be incentivized to direct work for its clients and affiliates, including the Company and assets owned by the Company, towards such Related Service Companies, both to nurture these businesses and due to the compensation received as a result of the Other Invesco Accounts’ interest in such Related Service Companies. Conflicts may arise in determining whether the Company should engage a Related Service Company to service an asset and in determining the terms of such engagement, including price and other terms, such as indemnification provisions. The Adviser also may be conflicted in determining whether a Related Service Company has adequately performed its obligations to us and whether to impose any penalties available for failure to do so, which may adversely impact the assets serviced by a Related Service Company.

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
Our Adviser will face conflicting fiduciary duties to us and the Affiliated Funds in which we invest and to Other Invesco Accounts that may invest in us.
We invest in and expect to continue to invest in Affiliated Funds, and Other Invesco Accounts invest in and are expected to continue to invest in us. The Adviser and its affiliates owe fiduciary duties to the Affiliated Funds and Other Invesco Accounts as well as to us. For example, if we require liquidity or our investment in an Affiliated Fund is not supporting our investment objectives or financial results, or if an Other Invesco Account is seeking liquidity or its investment in us is not supporting its investment objectives or financial results, the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, the Affiliated Fund or Other Invesco Account and us.
Invesco may raise or manage Other Invesco Accounts, which could result in the reallocation of Invesco personnel and the direction of potential investments to such Other Invesco Accounts.
Invesco, the Adviser and their affiliates reserve the right to raise or manage Other Invesco Accounts, including opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, commercial loan obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S., or in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Invesco Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Invesco Accounts that are actively investing and similar overlap with future Other Invesco Accounts. The closing of an Other Invesco Account could result in the reallocation of Invesco personnel, including reallocation of existing real estate professionals, to such Other Invesco Account. In addition, potential investments that may be suitable for us may be directed toward such Other Invesco Account.

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
The Adviser and its affiliates may be subject to conflicts of interest related to tenants.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The 2017 tax reform legislation commonly referred to as the Tax Cuts and Jobs Act has resulted in fundamental changes to the Code, with many of the changes applicable to individuals applying only through December 31, 2025. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cuts and Jobs Act.
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
There can be no assurance that future tax law changes will not increase income tax rates, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance or a stockholder’s investment in us. You are urged to consult with your tax advisor with respect to the impact of these legislative changes on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined below under “U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock”), other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions. Proposed Treasury regulations issued on December 29, 2022 (the "Proposed Regulations") would modify the existing Treasury regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective after they are finalized, the preamble to the regulations state that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisor.
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we could elect to cause our stockholders to be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
We may choose to pay dividends in a combination of cash and shares of our common stock. Under IRS Revenue Procedures 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in our common stock. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends they receive. In the case of non-U.S. stockholders, we generally will be required to withhold tax with respect to the entire dividend, which withholding tax may exceed the amount of cash such non-U.S. stockholder would otherwise receive.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years through the taxable year ending December 31, 2025, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.
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
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
On May 14, 2021, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-254931) for our initial public offering of common stock. The Offering consists of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2023, there was 63 holders of record of our Class T common stock, one holder of record of our Class S common stock, 184 holders of record of our Class D common stock, 211 holders of record of our Class I common stock and 76 holders of record of our Class E common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2022:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.5%(1)	—	—	—	—
Stockholder Servicing Fee (% of NAV of the Applicable Class)	0.85%(2)	0.85%	0.25%	—	—
(1)Consists of a representative stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).
(2)For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees. The transaction price generally equals our prior month's NAV per share. Our NAV for each class of shares is based on the net asset values of our investments (including securities investments), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. For the year ended December 31, 2022, the ratio of the costs of raising equity capital (including through the Primary Offering, Distribution Reinvestment Plan and Private Offerings) to the gross amount of equity capital raised was approximately 0.35%.

The following table presents our monthly NAV per share for each of the six classes of shares for the three years ended December 31, 2022:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2020	—	—	—	—	—	25.0000
February 29, 2020	—	—	—	—	—	25.0000
March 31, 2020	—	—	—	—	—	25.0000
April 30, 2020	—	—	—	—	—	25.0000
May 31, 2020	—	—	—	—	—	25.0000
June 30, 2020	—	—	—	—	—	25.0000
July 31, 2020	—	—	—	—	—	25.0000
August 31, 2020	—	—	—	—	—	25.0000
September 30, 2020	—	—	—	—	—	24.9503
October 31, 2020	—	—	—	—	—	25.1650
November 30, 2020	—	—	—	—	—	26.9694
December 31, 2020	—	—	—	—	—	26.9342
January 31, 2021	—	—	—	—	—	26.9927
February 28, 2021	—	—	—	—	—	27.4484
March 31, 2021	—	—	—	—	—	27.5554
April 30, 2021	27.5657	27.5657	27.5657	27.5657	27.5657	27.5657
May 31, 2021	27.6625	27.6625	27.6625	27.6531	27.6768	27.6623
June 30, 2021	27.8771	27.8771	27.8771	27.9777	28.0959	28.0246
July 31, 2021	27.8319	27.8319	27.8319	27.9163	28.0690	27.9868
August 31, 2021	29.1936	29.1936	29.1936	29.2828	29.7080	29.4175
September 30, 2021	29.5218	29.5218	29.5218	29.6059	30.1371	29.8129
October 31, 2021	29.6871	29.6871	29.6871	29.7704	30.3798	30.0175
November 30, 2021	30.1604	30.1604	30.1604	30.2447	30.6600	30.4132
December 31, 2021	30.2966	30.2966	30.2966	30.3817	30.8676	30.6075
January 31, 2022	30.5589	30.5589	30.5589	30.6419	31.2230	30.9204
February 28, 2022	31.1140	31.1140	31.1140	31.1416	31.9027	31.5318
March 31, 2022	31.2957	31.2957	31.2957	31.3144	32.1671	31.7518
April 30, 2022	31.5374	31.5377	31.5369	31.5265	32.5034	32.0489
May 31, 2022	31.8857	31.8862	31.8778	31.8709	32.9665	32.4446
June 30, 2022	32.1860	32.1865	32.1674	32.2786	33.3737	32.7699
July 31, 2022	32.0983	32.1021	32.0517	32.1719	33.3279	32.7135
August 31, 2022	32.2133	32.2169	32.1756	32.2913	33.5192	32.8662
September 30, 2022	32.4514	32.4667	32.4166	32.5325	33.8692	33.1646
October 31, 2022	32.1307	32.1562	32.0941	32.2097	33.5350	32.8704
November 30, 2022	31.7783	31.7984	31.7572	31.8891	33.1323	32.5506
December 31, 2022	31.2919	31.2912	31.2787	31.4458	32.5841	32.0648

Net Asset Value
We calculate our NAV for each class of shares based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares) NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Our NAV per share for each class of shares will be calculated monthly by an affiliate of State Street Bank and Trust Company (“State Street”), a third-party firm that provides us with certain administrative and accounting services and such calculation will be reviewed and confirmed by the Adviser. For purposes of calculating NAV, we use the following valuation methods:
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
•Mortgages, mortgage participations and mezzanine loans will initially be valued by the Adviser at our acquisition cost and thereafter may be revalued by an independent valuation advisor quarterly. Revaluations of mortgages and loans reflect the changes in value of the underlying real estate, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates.
•Interest rate swaps and interest rate caps are valued using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

•Publicly traded debt and equity real estate-related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. The Adviser may adjust the value of publicly traded debt and equity real estate-related assets that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
•Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will be valued by the Adviser initially at cost (purchase price plus all related acquisition costs and expenses, such as legal fees and closing costs) and thereafter will be revalued quarterly at fair value. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the operating businesses’ operating metrics such as sales growth, revenue traction, margin, key account wins and stability of executives. In evaluating the fair value of our interests in certain commingled investment vehicles (such as investments in Affiliated Funds), values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.
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
•Our liabilities include the fees payable to the Adviser, the Special Limited Partner and the Dealer Manager, accounts payable, accrued operating expenses, property-level debt, any entity-level debt and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Newly incurred debt will initially be valued at par, which is expected to represent fair value at that time. All property-level or entity-level debt will be revalued at fair value within the first three full months after closing and no less than quarterly thereafter. For purposes of calculating our NAV, stockholder servicing fees will be recognized as a liability and reflected in our NAV as and when the stockholder servicing fees become payable. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued quarterly by an independent valuation advisor primarily using the income approach’s discounted cash flow method.
The valuation of our real properties and the debt encumbering our real properties, is performed by independent valuation advisors, Capright Property Advisors, LLC (“Capright”) and Chatham Financial Corp. (“Chatham”), each of which is a valuation firm selected by the Adviser and approved by our board of directors, including a majority of our independent directors. Capright values our real properties and Chatham values the property-level debt which encumbers our real properties, our entity-level debt and our derivative instruments. Capright and Chatham are engaged in the business of rendering opinions regarding the value of commercial real properties and real estate-related debt and are not affiliated with us or the Adviser.
At the beginning of each calendar year, the Adviser will develop a valuation plan with the objective of having each of our wholly-owned properties valued quarterly by an appraisal, except for newly acquired properties as described above. Capright will rely in part on property-level information provided by the Adviser, including (1) historical and projected operating revenues and expenses of the property, (2) lease agreements with respect to the property and (3) information regarding recent or planned capital expenditures. Appraisals of our properties will be performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Capright will generally perform the appraisals, but in its discretion, may engage other independent valuation firms to provide appraisals of certain of our properties. Any appraisal provided by a firm other than Capright will be performed in accordance with our valuation guidelines and will not be incorporated into the calculation of our NAV until Capright has confirmed the reasonableness of such appraisal.

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
Each class of our common stock will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees and management fees. In accordance with the valuation guidelines, State Street will calculate our NAV per share for each class as of the last calendar day of each month using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our real properties based in part upon individual appraisal reports provided periodically by Capright, (2) our real estate-related securities for which third-party market quotes are available, (3) our other real estate-related securities, if any, (4) our property-level and entity-level debt based in part upon individual valuation reports provided periodically by Chatham, and (5) our other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. Operating Partnership units will be valued in the same fashion. Our valuation procedures include the following methodology to determine the monthly NAV of the Operating Partnership and its units. The Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding class. To the extent the Operating Partnership has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with these guidelines. The NAV of the Operating Partnership on the last day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.
Our NAV for each class of shares will be based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on financial instruments, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also includes material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2022. We will reimburse the Adviser for all of the foregoing advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2023. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through December 31, 2022 are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these costs.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021, totaling $6.4 million. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Advisor has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through December 31, 2021 will not be reflected in our NAV until we reimburse the Adviser for such costs.

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
The following table reconciles stockholders’ equity under GAAP per our consolidated balance sheets to our NAV:

$ in thousands	December 31, 2022	December 31, 2021
Stockholders' equity	$100,866	$70,030
Adjustments:
Class N redeemable common stock(1)	432,604	224,667
Unrealized net real estate and borrowings appreciation(2)	46,030	28,503
Accumulated depreciation and amortization(3)	69,151	21,381
Organization costs, offering costs and certain operating expenses(4)	11,672	12,001
Redeemable non-controlling interests attributable to INREIT OP(5)	2,797	—
Accrued stockholder servicing fee(6)	887	—
Straight-line rent receivable(7)	(4,136)	(1,847)
Other assets(4)	(886)	(1,080)
Other	—	176
NAV	$658,985	$353,831
(1)Massachusetts Mutual Life Insurance Company’s Class N shares have been classified as redeemable common stock, which is not a component of stockholders’ equity on our consolidated balance sheets in this Annual Report on Form 10-K, because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable. We include the value of these shares as a component of our NAV.
(2)Our investments in real estate are presented under historical cost in our consolidated financial statements included herein. Additionally, our mortgage notes, revolving credit facility and financing obligation (“Borrowings”) are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Borrowings are not included in our consolidated financial statements. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.
(3)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization, including depreciation and amortization related to our investments in unconsolidated entities, is excluded for purposes of determining our NAV.
(4)The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 as incurred.
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
(5)The Class E units in INREIT Operating Partnership held by Invesco REIT Special Limited Partner L.L.C have been classified as redeemable common stock, which is not a component of stockholders’ equity on our consolidated balance sheets in this Annual Report on Form 10-K. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in INREIT Operating Partnership on our consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C has the contractual right to redeem the units under certain circumstances.

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
The following table provides a breakdown of the major components of our total NAV as of December 31, 2022:

$ in thousands, except share data
Components of NAV	December 31, 2022
Investments in real estate	$880,675
Investments in unconsolidated entities	153,384
Investments in real estate-related securities	23,512
Investment in commercial loan	21,800
Investment in unconsolidated affiliated fund	14,969
Cash and cash equivalents	39,765
Restricted cash	5,354
Other assets	11,055
Mortgage notes, revolving credit facility and financing obligation, net	(431,543)
Subscriptions received in advance	(1,842)
Other liabilities	(14,792)
Accrued performance participation interest	(3,977)
Management fee payable	(266)
Accrued stockholder servicing fees	(4)
Non-controlling interests in joint-ventures	(39,105)
Net asset value	$658,985
Number of outstanding shares/units	20,627,189

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2022:

NAV Per Share ($ in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$14,071	$11,010	$18,909	$118,378	$59,532	$433,622	$3,463	$658,985
Number of outstanding shares/units	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	106,268	20,627,189
NAV Per Share/Unit as of December 31, 2022	$31.2919	$31.2912	$31.2787	$31.4458	$32.5841	$32.0648	$32.5841
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the December 31, 2022 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.4%	5.5%
Office	7.3%	6.0%
Industrial	6.6%	5.4%
Self-Storage	7.7%	5.4%
Multifamily	6.8%	5.1%
Student Housing	6.7%	5.3%
Retail	8.2%	7.1%
These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+2.0%	+1.9%	+2.0%	+1.9%	+2.0%	+2.0%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.9)%	(2.0)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+3.0%	+2.7%	+3.2%	+3.0%	+3.4%	+3.1%	+2.0%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.8)%	(2.5)%	(3.0)%	(2.7)%	(3.0)%	(2.9)%	(1.9)%
Distributions
We generally intend to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code.
We began declaring distributions in November 2020 and have paid distributions consecutively each month since. Each class of our common stock generally receives the same aggregate gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The table below details the net distribution for each of our share classes for the year ended December 31, 2022:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	$0.1207	$0.1207	$0.1362	$0.1426	$0.1426	$0.1426
February 28, 2022	0.1201	0.1201	0.1341	0.1400	0.1400	0.1400
March 31, 2022	0.1201	0.1201	0.1360	0.1426	0.1426	0.1426
April 30, 2022(1)	0.2196	0.2198	0.1662	0.1440	0.1440	0.1440
May 31, 2022	0.1394	0.1395	0.1393	0.1395	0.1395	0.1395
June 30, 2022	0.1379	0.1380	0.1376	0.1380	0.1380	0.1380
July 31, 2022	0.1392	0.1395	0.1384	0.1395	0.1395	0.1395
August 31, 2022	0.1391	0.1395	0.1379	0.1395	0.1395	0.1395
September 30, 2022	0.1354	0.1380	0.1361	0.1380	0.1380	0.1380
October 31, 2022	0.1359	0.1395	0.1373	0.1395	0.1395	0.1395
November 30, 2022	0.1342	0.1380	0.1356	0.1380	0.1380	0.1380
December 31, 2022	0.1345	0.1395	0.1367	0.1395	0.1395	0.1395
Total	$1.6761	$1.6922	$1.6714	$1.6807	$1.6807	$1.6807
(1)For Class T, Class S and Class D Common Stock, the April distribution is significantly higher than other months presented because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.
For the year ended December 31, 2022, we declared distributions in the amount of $26.9 million. The following table outlines the tax character of our distributions paid in 2022 as a percentage of total distributions. The distribution declared on December 31, 2022 was paid in January 2023 and is excluded from the analysis below as it will be a 2023 tax event.

	Ordinary Income	Capital Gains	Return of Capital
2022 Tax Year	0.84%	—%	99.16%
The table below details the net distribution for each of our share classes for the year ended December 31, 2021:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2021	$—	$—	$—	$—	$—	$0.1364
February 28, 2021	—	—	—	—	—	0.1428
March 31, 2021	—	—	—	—	—	0.1488
April 30, 2021	—	—	—	—	—	0.1620
May 31, 2021	—	—	—	0.1302	0.1302	0.1302
June 30, 2021	0.1125	0.1125	0.1263	0.1320	0.1320	0.1320
July 31, 2021	0.1136	0.1136	0.1275	0.1333	0.1333	0.1333
August 31, 2021	0.1132	0.1132	0.1273	0.1333	0.1333	0.1333
September 30, 2021	0.1206	0.1206	0.1350	0.1410	0.1410	0.1410
October 31, 2021	0.1213	0.1213	0.1363	0.1426	0.1426	0.1426
November 30, 2021	0.1233	0.1233	0.1379	0.1440	0.1440	0.1440
December 31, 2021	0.1208	0.1208	0.1362	0.1426	0.1426	0.1426
Total	$0.8253	$0.8253	$0.9265	$1.0990	$1.0990	$1.6890
For the year ended December 31, 2021, we declared distributions in the amount of $11.7 million. The following table outlines the tax character of our distributions paid in 2021 as a percentage of total distributions. The distribution declared on December 31, 2021 was paid in January 2022 and is excluded from the analysis below as it is a 2022 tax event.

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
The following table summarizes our distributions declared during the years ended December 31, 2022, 2021 and 2020. We began declaring distributions in November 2020, and have paid all declared distributions from cash flow from operating activities and distributions of capital from investments in unconsolidated entities, which represents distributions up to our share of income from equity method investments as required by our accounting policies.

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
$ in thousands	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$26,264	98%	$11,570	99%	$762	100%
Reinvested in shares	637	2%	106	1%	—	—%
Total distributions	$26,901	100%	$11,676	100%	$762	100%
Sources of Distributions
Cash flows from operating activities	$26,901	100%	$9,604	82%	$560	73%
Distributions of capital from investments in unconsolidated entities (1)	—	—%	2,072	18%	202	27%
Total sources of distributions	$26,901	100%	$11,676	100%	$762	100%

Cash flows from operating activities	$31,114		$9,604		$560
Funds from Operations(2)	$31,383		$10,627		$(1,822)
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Holdings, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in nine retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for additional details on the cumulative earnings approach.
(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” below for description of Funds from Operations (FFO), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.

Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not record any impairment during the years ended December 31, 2022 and 2021.
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatements, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) organization and certain operating expenses advanced by the Adviser, as well as repayment of those expenses, (vi) accrued preferred return from preferred membership interest (vii) accrued preferred return from preferred equity investment (viii) unrealized losses (gains) from changes in fair value of financial instruments, (ix) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate.
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized gains (losses) on investments in real estate-related securities and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period and (c) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in commercial loan. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the Year Ended December 31,
$ in thousands	2022	2021	2020
Net loss attributable to our stockholders	$(15,968)	$(8,384)	$(3,327)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	41,015	10,457	37
Amount attributed to unconsolidated entities for above adjustment	9,798	8,600	1,468
Amount attributed to non-controlling interests for above adjustment	(3,411)	(46)	—
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(51)	—	—
FFO attributed to our stockholders	$31,383	$10,627	$(1,822)
Adjustments to arrive at AFFO:
Straight-line rental income	(1,328)	(517)	(11)
Amortization of capitalized tax abatement(1)	549	378	—
Amortization of above- and below-market lease intangibles	(200)	(169)	—
Amortization of deferred financing costs	1,495	—	—
Organization costs(2)	—	264	1,210
Accrued preferred return from preferred membership interest	(1,034)	(994)	(43)
Accrued preferred return from preferred equity investment	(349)	(63)	—
Unrealized losses (gains) from changes in the fair value of financial instruments(3)	(3,676)	168	(5)
Non-cash share based compensation awards	78	78	19
Non-cash performance participation interest	3,977	3,280	—
Other operating expenses(4)	(962)	4,028	2,038
Amount attributed to unconsolidated entities for unrealized gains on fair value of financial instruments	(5,492)	(2,310)	—
Amount attributed to unconsolidated entities for above adjustments	(910)	(960)	(224)
Amount attributed to non-controlling interests for above adjustments	959	—	—
AFFO attributed to our stockholders	$24,490	$13,810	$1,162
Adjustments to arrive at FAD:
Non-cash management fee	1,026	—	—
Recurring tenant improvements, leasing commissions and other capital expenditures(5)	(1,044)	(213)	(300)
Stockholder servicing fees	13	—	—
Recurring capital expenditures attributed to unconsolidated entities(5)	(486)	(1,292)	—
Recurring capital expenditures attributed to non-controlling interests(5)	43	—	—
Realized losses on sale of real estate-related securities	235	5	—
FAD attributed to our stockholders	$24,277	$12,310	$862
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations in this Annual Report on Form 10-K.
(2)The Adviser advanced all of our organization expenses incurred through December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. The Advisor has agreed that we will not be required to make payments for the reimbursement of advanced organization expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.
(3)Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate-related securities and derivatives.
(4)Positive amounts herein represent operating expenses the Adviser advanced on our behalf through December 31, 2021. Negative amounts herein represent the reimbursement of these expenses to the Adviser.

(5)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.
Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 14 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. For the year ended December 31, 2022, the Adviser elected to receive its management fees in Class E shares and we have issued 22,932 Class E shares to the Adviser as payment for the management fee. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
The Invesco REIT Special Limited Partner L.L.C, (the “Special Limited Partner”), a wholly owned subsidiary of Invesco, is entitled to an annual performance participation interest. As further described in Note 14 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the 2021 performance participation interest became payable on December 31, 2021. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. For the year ended December 31, 2021, the Adviser elected to receive its performance participation allocation in INREIT OP Class E units. In February 2022, we issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance fees. Such units were issued at the NAV per unit as of December 31, 2021.
In accordance with our equity incentive plan, we granted our independent directors 572 and 28 shares of our Class E common stock on November 1, 2022 and December 1, 2022, respectively, for total consideration of approximately $20,000.
During the year ended December 31, 2022, we issued 4,017 shares of Class E common stock for total consideration of approximately $131,000.
On October 3, 2022, November 1, 2022 and December 1, 2022, we issued 3,333, 3,477 and 3,666 unregistered Class E shares of common stock, respectively, to the Adviser for payment of management fees for total consideration of $0.4 million.
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
The following table presents information about the Offering and use of proceeds therefrom as of December 31, 2022:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	97,914	91	252,772	1,425,126	2,023,753	3,799,656
Gross offering proceeds	$3,235	$3	$8,104	$45,395	$59,476	$116,213
Selling commissions and other dealer manager fees	(89)	—	(4)	—	—	(93)
Accrued stockholder servicing fees	(6)	—	(7)	—	—	(13)
Net offering proceeds	$3,140	$3	$8,093	$45,395	$59,476	$116,107
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.

We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $979.0 million of real estate and real estate-related investments, $21.8 million of commercial loan originations, $30.9 million in real estate-related securities and the repurchase of $100.0 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $762.4 million of financing from the Revolving Credit Facility and $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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
During the three months ended December 31, 2022, we repurchased shares of our common stock under the share repurchase plan in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2022	221,440	$33.87	221,440	—
November 2022	253,467	33.54	253,467	—
December 2022	—	—	—	—
	474,907	$33.69	474,907	—
(1)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(2)All repurchase requests under our share repurchase plan were satisfied.
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
As of December 31, 2022, we own or have invested in 51 properties. See “—Real Estate” below for additional information on these investments. As of December 31, 2022, we also own real estate-related securities and have an investment in a commercial loan.
Initial Public Offering
In May 2021, the SEC declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our Primary Offering and up to $600.0 million in shares under our distribution reinvestment plan. We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

As of March 24, 2023, we have received aggregate proceeds of $129.2 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of March 24, 2023, we had received offering proceeds of $560.8 million from the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our consolidated balance sheets.

In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). We commenced our first DST Offering in February 2023. As of March 24, 2023, we have not raised any proceeds from the DST program.

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
2022 Highlights
Operating Results
•Declared monthly net distributions totaling $26.9 million for the year ended December 31, 2022. The details of the average annualized distributions rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.3%	5.4%	5.3%	5.3%	5.2%	5.2%
Year-to-Date Total Return, without upfront selling commissions(2)(3)	8.9%	8.9%	8.8%	9.1%	11.1%	10.4%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	5.1%	5.1%	7.2%	9.1%	11.1%	10.4%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	14.0%	14.1%	14.2%	14.8%	17.0%	17.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	11.5%	11.5%	13.1%	14.8%	17.0%	17.8%
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
Capital Activity and Financings
•Raised $312.1 million of proceeds from the sale of our common stock during the year ended December 31, 2022.
•Closed an aggregate of $215.1 million in property-level financing secured by our investments in real estate during the year ended December 31, 2022.
Investments
•Acquired eleven real estate properties with a total purchase price of $368.3 million during the year ended December 31, 2022. The acquisitions are consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the U.S.
•Originated a floating rate mezzanine loan with a principal balance of $21.8 million during the year ended December 31, 2022.
•Invested $15.0 million in an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States. On January 3, 2023, we invested an additional $15.0 million in this affiliate.

•Increased our investment in our Retail GP Fund by $8.5 million as a result of three new investments.
•Increased our investments in real estate-related securities to $23.5 million.
Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of December 31, 2022:
Asset Allocation(1)
The following charts describe the diversification of our investments in real estate based on fair value as of December 31, 2022:
Property Type(1)
Geography(1)

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
As of December 31, 2022, we have acquired an ownership interest in 51 properties for a total purchase price of $938.0 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of December 31, 2022:

Segment	Number of Properties	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	92%	$180,093	$23,809	28%
Office	1	80,980 sq. ft.	100%	37,900	2,883	3%
Industrial	6	1,432,432 sq. ft.	100%	149,362	10,434	12%
Self-Storage	10	626,248 sq. ft.	89%	131,698	7,280	9%
Multifamily	2	638 units	95%	238,700	13,017	15%
Student Housing	2	1,489 beds	100%	259,724	18,512	22%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	63,300	4,588	5%
Other(5)	9	2,648,214 sq. ft.	92%	37,025	1,173	1%
Total	51			$1,097,802	$81,696	95%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 2.6 million square feet for properties we have a non-controlling interest in through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of December 31, 2022. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the year ended December 31, 2022. Healthcare and Other segment revenue includes income from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of December 31, 2022:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	3	62,285	3,971	5%
(1)Based on fair value as of December 31, 2022. The Fair Value includes the investment in a commercial mortgage, investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2022. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC investment.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of December 31, 2022:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	92%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	100%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage	3	Salem, OR	September 2021	100%	47,872	239,762	sq. ft.	88%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	89%
Winston-Salem Self-Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	92%
Bend Self-Storage	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	96%
Clarksville Self-Storage	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	88%
Total Self-Storage	10				113,774	626,248	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	94%
Everly Roseland Apartments(2)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Total Multifamily	2				233,106	638	units

Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(3)	9	Various(3)	Various(3)	4.5% - 13.5%	14,429	2,648,214	sq. ft.	92%
Total Other	9				14,429	2,648,214	sq. ft.
Total Investment Properties	51				$938,005

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
(3)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties. The properties were acquired over several transactions from October 2021 to October 2022 and are located throughout the United States.
Lease Expirations
The following schedule details the expiring leases at our consolidated office and industrial properties and our unconsolidated healthcare properties by annualized base rent and square footage as of December 31, 2022. The table below excludes our multifamily, self-storage and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023	36	$2,479,663	10%	92,510	10%
2024	41	3,690,733	14%	138,568	15%
2025	23	1,509,808	6%	67,085	7%
2026	18	4,819,298	18%	137,673	15%
2027	13	1,335,195	5%	51,348	6%
2028	9	2,981,316	11%	83,323	9%
2029	4	1,160,302	4%	43,269	5%
2030	3	922,863	4%	27,938	3%
2031	4	453,917	2%	21,601	2%
Thereafter	111	6,845,278	26%	239,357	28%
Total	262	$26,198,373	100%	902,672	100%
(1)Annualized base rent is determined from the annualized December 31, 2022 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold a preferred equity investment in San Simeon Holdings. Our initial equity investment of $13.8 million includes an interest reserve held in restricted cash of $0.8 million. At December 31, 2022, we hold a total equity investment of $25.5 million. San Simeon Holdings owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 96% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting.
During the year ended December 31, 2022, we originated a floating rate mezzanine loan to finance the acquisition of an industrial property in Philadelphia, Pennsylvania for $21.8 million with a coupon rate of Term SOFR plus 7.21% and a maturity date of September 9, 2024. We account for the loan under the fair value option; accordingly, there are no capitalized origination costs or fees associated with the loan.
On October 3, 2022, we invested $15.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States. On January 3, 2023, we invested an additional $15.0 million.

Investments in Real Estate-Related Securities
As of December 31, 2022, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of December 31, 2022:

	December 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$16,123	$(419)	$15,704	$(1,816)	$13,888	7.96%	11/16/2039
Corporate debt	4,978	(144)	4,834	(339)	4,495	5.15%	7/11/2025
Preferred stock of REITs	N/A	N/A	2,107	(267)	1,840	7.06%	N/A
Common stock of REITs	N/A	N/A	4,034	(745)	3,289	4.68%	N/A
Total	$21,101	$(563)	$26,679	$(3,167)	$23,512
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
Results of Operations
The following table sets forth the results of our operations:

	For the Year Ended December 31,		2022 vs. 2021
$ in thousands	2022	2021	$
Revenues
Rental revenue	$53,860	$12,962	$40,898
Income from commercial loan	1,399	—	1,399
Other revenue	2,854	622	2,232
Total revenues	58,113	13,584	44,529
Expenses
Rental property operating	21,052	4,296	16,756
General and administrative	5,695	4,047	1,648
Management fee – related party	1,026	28	998
Performance participation interest – related party	3,977	3,280	697
Depreciation and amortization	41,015	10,457	30,558
Total expenses	72,765	22,108	50,657
Other income (expense), net
Income from unconsolidated entities, net	8,367	3,148	5,219
Loss from real estate-related securities	(2,127)	(39)	(2,088)
Loss from equity investments in unconsolidated affiliated fund	(31)	—	(31)
Unrealized gain on derivative instruments	6,679	—	6,679
Interest expense	(16,041)	(2,977)	(13,064)
Other income (expense)	(94)	(9)	(85)
Total other income (expense), net	(3,247)	123	(3,370)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(17,899)	$(8,401)	$(9,498)
Dividends to preferred stockholders	$(8)	$(8)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	1,437	25	1,412
Net loss attributable to non-controlling interest in INREIT OP	502	—	502
Net loss attributable to common stockholders	$(15,968)	$(8,384)	$(7,584)

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. During the years ended December 31, 2022 and 2021, we purchased 11 and 8 consolidated properties for $368.3 million and $402.1 million, respectively. Our largest property acquisition in 2021, Tempe Student Housing, was purchased for $163.7 million in December 2021. These consolidated property additions at the end of 2021 and throughout 2022 caused rental revenue, other revenue and rental operating expenses to increase significantly during the year ended December 31, 2022 compared to the year ended December 31, 2021. See “— Investment Portfolio” above for additional information on our acquisitions.
Income from Commercial Loan and Unrealized Gain (Loss) on Commercial Loan
During the year ended December 31, 2022, income from our commercial loan increased $1.4 million and compared to the year ended December 31, 2021, due to the origination of a floating rate mezzanine loan in September 2022.

General and Administrative Expenses
During the year ended December 31, 2022, general and administrative expenses increased $1.6 million compared to the year ended December 31, 2021. The increase was primarily due to various corporate level expenses related to the increased size of our portfolio.
Management Fee
During the year ended December 31, 2022, the management fee increased by $1.0 million compared to the year ended December 31, 2021. The management fee that we pay the Adviser to source our investments and manage our operations is based on our NAV. The management fee started accruing in May 2021 and the subsequent increase was primarily due to the $139.7 million increase in the NAV of share classes subject to management fees during the year ended December 31, 2022.
Performance Participation Interest
During the year ended December 31, 2022, the performance participation interest increased $0.7 million compared to the year ended December 31, 2021. The increase was primarily the result of an increase in NAV. In addition, the performance participation interest started to accrue in March 2021. As such, the performance participation interest accrual in the year ended December 31, 2021 only included ten months of performance participation interest versus the corresponding period in 2022 which includes the full year.
Depreciation and Amortization
During the year ended December 31, 2022, depreciation and amortization increased $30.6 million compared to the year ended December 31, 2021, primarily driven by the growth in our portfolio of consolidated properties.
Income from Unconsolidated Entities, Net
During the year ended December 31, 2022, income from unconsolidated entities, net increased $5.2 million compared to the year ended December 31, 2021. The increase was primarily due to an increase in the valuation of the interest rate swap at the Sunbelt Medical Office Portfolio due to the impact of rising interest rates. Additionally, we made a preferred equity investment in a retail platform operating company and the Retail GP Fund in October 2021, and we have made additional investments in the Retail GP Fund throughout 2022.
Loss from Real Estate-Related Securities
During the year ended December 31, 2022, loss from real estate-related securities increased by $2.1 million compared to the year ended December 31, 2021. The increase in loss was primarily due to unrealized losses on our real estate-related debt securities, partially offset by dividends received and interest income from investments in CMBS.
Loss from Equity Investments in Unconsolidated Affiliated Fund
During the year ended December 31, 2022, our loss from equity investments in unconsolidated affiliated fund increased by approximately $31,000 compared to the year ended December 31, 2021, due to our investment in CMI, an affiliate of Invesco managed by our Adviser, in October 2022.

Unrealized Gain on Derivative Instruments
During the year ended December 31, 2022, we held four interest rate caps and one interest rate swap that have collectively increased in value by $6.7 million due to rising interest rates. There were no consolidated derivative instruments in place during the year ended December 31, 2021.
Interest Expense
During the year ended December 31, 2022, interest expense increased $13.1 million compared to the year ended December 31, 2021. The increase is primarily due to an increase in our property level debt and rising interest rates on our floating rate debt. See “— Liquidity and Capital Resources” below as well as Note 9 — “Borrowings” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our borrowing arrangements.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our consolidated results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, which specific discussion is incorporated herein by reference.

Liquidity and Capital Resources
Liquidity
We believe that with respect to liquidity, we are well positioned with $142.2 million of immediate liquidity as of December 31, 2022, made up of $102.3 million of undrawn capacity on our Revolving Credit Facility and $39.9 million of cash and cash equivalents. In addition, we hold $23.5 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, Offering, DST Offerings and any future offerings we may conduct, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offerings, the Offering and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our target leverage ratio following the ramp-up period is approximately 50% to 60%. As used herein, “leverage ratio” is measured by dividing (x) the sum of the Company’s consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (y) the asset value of the Company’s real estate investments, private real estate debt investments and equity in the Company’s real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including the Company’s net investment in unconsolidated investments. For purposes of determining the asset value of the Company’s real estate investments, the Company includes the asset value of the DST Properties (as defined in any Prospectus) due to the master lease structure, including the Company’s fair market value purchase option. The leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on the Company’s real estate securities investments, (iv) the pro rata share of debt within the Company’s unconsolidated investments, or (v) the financing liability resulting from the sale of DST Properties included in the Company’s NAV calculation. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
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
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.

As of December 31, 2022, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.4 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K. As of December 31, 2022, the Adviser had incurred organization costs and offering expenses of $2.4 million on our behalf in connection with the Private Offerings that are recorded as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.
As of December 31, 2022 and 2021, the Adviser advanced on our behalf $8.6 million and $6.4 million, respectively, for general and administrative expenses. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Advisor has agreed that from September 30, 2022, we will not be required to make payments for the reimbursement of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.
Through December 31, 2024, we may choose to repurchase Class N shares from MassMutual on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require use to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through December 31, 2024, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us on a monthly basis.
Beginning January 1, 2025 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to certain thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV.
Capital Resources
As of December 31, 2022, our indebtedness includes a revolving credit facility, six mortgages secured by their corresponding properties and a financing obligation.

The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	150,000	100,000	$9,000	$75,500
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 3.18% and 1.72%, respectively.
(2)As of December 31, 2022 and 2021 the borrowing capacity on the Revolving Credit Facility was $102.3 million and $20.1 million, respectively. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	December 31, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	39,660	39,660	—
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	113,500	105,463	—
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	70,000	70,000	—
Total mortgages payable				378,623	163,500
Deferred financing costs, net				(3,890)	(1,847)
Mortgages payable, net				$374,733	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreement that utilizes LIBOR contains LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 3.82% and 2.65%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.00% plus (ii) Daily Simple SOFR. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 3.18% and 1.69%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at (i) 1.75% plus (ii) 30-Day SOFR Average as published on the website of the Federal Reserve Bank of New York. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 2.78% and 1.80%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the year ended December 31, 2022 was 4.16%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the year ended December 31, 2022 was 4.54%.
As of December 31, 2022, we were in compliance with all loan covenants in our mortgage notes.
In connection with the Tempe Student Housing property, as of December 31, 2022, we hold a financing obligation on our consolidated balance sheets of $53.8 million, net of debt issuance costs.

The sale and leaseback of Tempe Student Housing is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of Tempe Student Housing is not recognized and the property continues to be included within our consolidated financial statements in this Annual Report on Form 10-K. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets in this Annual Report on Form 10-K. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.
See Note 9 — “Borrowings” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At December 31, 2022, we had cash and cash equivalents of $39.9 million and restricted cash of $5.4 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
We hold a preferred membership interest in an unconsolidated limited liability company that owns the San Simeon Apartments and have committed to fund improvements to the San Simeon Apartments. We are required to fund these commitments as requested through December 15, 2023. As of December 31, 2022, our undrawn capital commitment was $0.4 million.
We have entered into a subscription agreement with CMI for up to $30.0 million. On October 3, 2022, we invested $15.0 million in CMI, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States. On January 3, 2023, we invested the remaining $15.0 million.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

$ in thousands	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash flows provided by operating activities	$31,114	$9,604	$560
Cash flows used in investing activities	(430,919)	(443,151)	(156,995)
Cash flows provided by financing activities	429,548	445,328	159,953
Net increase in cash and cash equivalents and restricted cash	$29,743	$11,781	$3,518
Operating Activities — Cash flows provided by operating activities increased $21.5 million and $9.0 million during the year ended December 31, 2022 compared to the corresponding period in 2021 and during the year ended December 31, 2021 compared to the corresponding period in 2020, respectively, due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity. Additionally, we commenced operations in September 2020; accordingly, net cash provided by operating activities for the year ended December 31, 2020 does not reflect a full year of operations.

Investing Activities — Cash flows used in investing activities decreased $12.2 million during the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to a decrease in acquisitions of real estate of $33.9 million and a decrease of investments in unconsolidated entities of $17.8 million, offset by increases to the investment in an unconsolidated affiliated fund of $15.0 million and the origination of a commercial loan of $21.8 million. Cash flows used in investing activities increased $286.2 million during the year ended December 31, 2021 compared to the corresponding period in 2020 as we commenced real estate operations in September 2020 and had substantially more investment activity during the year ended December 31, 2021.
Financing Activities — Cash flows provided by financing activities decreased $15.8 million for the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to a decrease in net borrowings and repayments of $76.7 million, an increase in distributions of $14.2 million and an increase in the sale of interest to non-controlling interest of $22.5 million, offset by a decrease in repurchases of $40.0 million and a decrease in proceeds from redeemable and common stock of $12.8 million. Cash flows provided by financing activities increased $285.4 million for the year ended December 31, 2021 compared to the corresponding period in 2020 primarily due to an increase in proceeds from redeemable and common stock of $206.4 million and an increase in net borrowings and repayments of $157.6 million, offset by an increase in the repurchase of redeemable common stock of $70.0 million.
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
Using the methodology discussed above, we evaluated our entire portfolio, as of December 31, 2021, for any impairment indicators and performed an impairment analysis on select properties that had an indication of impairment. No such strategy changes or market conditions have been identified as of December 31, 2022. We did not record any impairment losses for the year ended December 31, 2022.
Valuation of Investment in Commercial Loan
Our investment in a commercial loan is carried at fair value as we elected the fair value option. In determining the fair value of our investment, this commercial loan does not have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify this investment as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investments and therefore our unrealized gain (loss) from commercial loan.
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
Interest Rate Risk
We are exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with floating rate debt secured by our properties, our Revolving Credit Facility, our investments in real estate securities, our investment in a commercial loan and our investment in an affiliated debt fund. We are also subject to interest rate risk through our investments in unconsolidated entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates and through interest rate protection agreements to cap a portion of our variable rate debt. Additionally, we may hedge our interest rate risk by using derivative contracts to fix the interest expense on a portion of our floating-rate debt.
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the LIBOR or SOFR (collectively, the “Reference Rates”). As of December 31, 2022 we had borrowed $441.6 million under our Revolving Credit Facility, mortgage notes and financing obligation. Of our total borrowings, $313.0 million bears variable rate interest. For the year ended December 31, 2022 a 50 basis point increase in the Reference Rates would have resulted in an increase in interest expense of $1.3 million, net of the impact of our interest rate hedges. Additionally, the payments related to our financing obligation of $54.0 million are subject to annual increases of 102% of the prior year’s payment plus periodic adjustments every ten years based on the Consumer Price Index for All Urban Consumers: All Items.
We may be exposed to interest rate risk as it relates to the replacement of LIBOR with appropriate replacement rates. As of December 31, 2022, of our total borrowings under the Revolving Credit Facility and mortgage notes of $313.0 million that bear variable interest rates, 15% are indexed to LIBOR. Additionally, the mortgage note indexed to LIBOR includes LIBOR replacement language. Though the final spread and reference rate may depend on various aspects of negotiations, we do not believe we have outsized risk.
For the year ended December 31, 2022, a 50 basis point increase in the Reference Rate would have resulted in an increase in income from the commercial loan of approximately $24,000.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the year ended December 31, 2022 a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investment in real estate-related debt securities of approximately $1,000.
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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2022, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age	Position
R. Scott Dennis	64	Director and Chair of the Board, President and Chief Executive Officer
R. Lee Phegley, Jr	54	Chief Financial Officer and Treasurer
Beth A. Zayicek	42	Director and Chief Operating Officer
Paul S. Michaels	62	Director
R. David Kelly	59	Lead Independent Director
James H. Forson	56	Independent Director
Paul E. Rowsey	68	Independent Director
Ray Nixon	70	Independent Director

R. Scott Dennis. Mr. Dennis has served as our President and Chief Executive Officer and as Chair of our board of directors since January 2019. Mr. Dennis has been with Invesco Real Estate for more than 30 years. He has served as Chief Executive Officer of Invesco Real Estate since March 2011, and as Chief Executive Officer of Invesco Private Markets since July 2019. He is responsible for the day-to-day strategy execution and management of Invesco Real Estate’s global real estate business. Prior to becoming Chief Executive Officer of Invesco Real Estate, Mr. Dennis served as co-head of Invesco Real Estate’s North American group and head of its U.S. acquisitions team from 1992 to 2008. Prior to joining Invesco Real Estate, Mr. Dennis served in the investment banking group at Bankers Trust Company from 1984 to 1989, where he was responsible for structuring equity and debt investments on behalf of Bankers Trust Company and its clients. Additionally, Mr. Dennis was with Trammell Crow Company from 1989 to 1992, where he was responsible for investments on behalf of the company’s opportunity funds. He has been directly involved in over $70 billion of real estate investments. Mr. Dennis earned a B.B.A. in Finance and Real Estate from The University of Texas at Austin. Mr. Dennis is a valuable member of our board of directors because of his experience overseeing the operations and growth of Invesco Real Estate and his significant investment experience.

R. Lee Phegley, Jr. Mr. Phegley has served as our Chief Financial Officer and Treasurer since January 2019. Mr. Phegley is a Managing Director of Invesco Ltd. with business unit CFO responsibilities for the Investments business which includes Invesco Private Markets. In addition, Mr. Phegley has served as the Chief Financial Officer for Invesco Mortgage Capital Inc., a New York Stock Exchange-traded mortgage REIT managed by the Adviser, since May 2014. Since joining Invesco in 2006, Mr. Phegley has global responsibility for financial reporting for Invesco Real Estate’s private real estate portfolios. Prior to joining Invesco, Mr. Phegley was a Director and responsible for Private Equity Accounting at Archon Group LP from 2004 to 2006. Prior to 2004, Mr. Phegley served as a Senior Manager at KPMG LLP for two years and Arthur Andersen LLP for seven years managing audit engagements for public and private clients. Mr. Phegley is a Certified Public Accountant. Mr. Phegley earned a B.A. in Business from Baylor University and an M.S. in Accountancy from the University of Houston.

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

Paul S. Michaels. Mr. Michaels has served as one of our directors since January 2019. Mr. Michaels has over 40 years of real estate experience including both debt and equity transactions in industrial, multifamily, retail and office properties. Mr. Michaels was employed by Invesco Real Estate from its inception in 1983 to his retirement in March 2020. Mr. Michaels has served as Invesco Real Estate’s Director of North American Direct Real Estate from 2008 until his retirement. Mr. Michaels served as Chairperson of Invesco Real Estate’s Investment Committee from 2008 to 2019. Mr. Michaels also served as Director of U.S. Portfolio Management from 1991 to 2008. Mr. Michaels earned a B.B.A. in Finance and Real Estate from the University of Texas at Austin. Mr. Michaels is a valuable member of our board of directors because of his extensive real estate investment experience and history with Invesco Real Estate.

R. David Kelly. Mr. Kelly has served as one of our independent directors since January 2019 and as our lead independent director since December 2020. Mr. Kelly has 36 years of investment experience, including serving both public companies and private companies in the financial advisory and real estate development sectors. Mr. Kelly is the founder and managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital. Mr. Kelly also serves as Chairman and CEO of Croesus and Company, an international real estate advisory firm, as lead director of TCW Direct Lending, focused on lending senior-secured loans primarily to US-based mid-market companies, as an independent director of Acadia Healthcare and as an at-large director of Ashton Woods Homes. From 2007 to 2017, Mr. Kelly served as a trustee and Chairman of the Teacher’s Retirement System of Texas. From 2001 to 2006, Mr. Kelly was a gubernatorial appointee to the Texas Public Finance Authority (TPFA) and served as Chairman from 2002 to 2006. Mr. Kelly’s previous corporate directorships include Croesus Merchants International Singapore, Hong Kong-based Everglory Financial Holdings, and Dubai-based Al Masah Capital Limited. His civic and professional leadership experience includes service as director of the Children’s Medical Center Plano Governing Board, as member of Children’s Health Investment and Finance Committees, and on the Advisory Board of Sponsors for Educational Opportunity. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University. Mr. Kelly is a valuable member of our board of directors because of his prior service as a director and his experience as an executive officer, including in the financial advisory and real estate investment fields.

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
Paul E. Rowsey. Mr. Rowsey has served as one of our independent directors since January 2019. Since 2000, Mr. Rowsey has served as Chairman, managing partner, and co-founder of E2M Partners, LLC, a privately-held real estate investment management company. Previously, Mr. Rowsey served as the Executive Chairman of JLB Partners LLC, a privately-held real estate operating and development company, from 2018 to 2021. Before that, Mr. Rowsey held executive leadership roles at real estate companies Compatriot Capital, Rosewood Property Company, and Property Company of America. Mr. Rowsey was an attorney at Hewitt, Johnson, Swanson & Barbee from 1980 to 1984. Mr. Rowsey currently serves on the boards of Forum Energy Technologies, Inc., a publicly-held, Houston-based energy service company, Powdr Corporation, a privately-held alpine skiing and outdoor adventure company, Snowbird Holdings LLC, a privately-held alpine skiing and hospitality company, and Cumming Trust Management (fka Teton Holdings Corporation), a Wyoming-based public trust company. Mr. Rowsey served on the board of KDC Holdings LLC, a commercial real estate and development company, from 2008 until 2021, and the board of Valaris plc, a publicly-held, London-based, offshore drilling company, as its Chairman, from 2000 until 2021. Mr. Rowsey served as Lead Director of JLB Partners LLC, a multi-family development and investment company, from 2012 to 2018. Mr. Rowsey has also served on the boards of Crescent Real Estate Equities Company, Village Green Holdings LLC, and AMC, Inc. Mr. Rowsey’s board tenure includes audit committee, compensation committee, and nominating and governance committee service. Mr. Rowsey earned a B.A. from Duke University and a J.D. from Southern Methodist School of Law, and is a citizen of the Cherokee Nation. Mr. Rowsey is a valuable member of our Board of Directors because of his experience as a director and executive officer for public and private companies and real estate investment and development companies, and his expertise in legal matters.

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

ITEM 11.     EXECUTIVE COMPENSATION
Compensation of Directors

We compensate each of our independent directors with an annual retainer of $75,000, plus an additional retainer of $15,000 to the chairperson of our audit committee. We pay this compensation in quarterly installments, with 75% of each such quarterly installment paid in cash and the remaining 25% of each installment paid in grants of shares of our Class E common stock based on the then-current per share transaction price of our Class E shares at the time of grant. Stock grants will vest immediately upon the date of grant. We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for actual and reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, the cost of airfare, hotel and food). Our directors who are affiliated with Invesco or the Adviser do not receive additional compensation for serving on the board of directors or committees thereof. The shares of stock granted to our independent directors are granted pursuant to the terms and conditions of our equity incentive plan, which has been adopted by our board of directors and approved by our stockholders.
The following table sets forth the compensation paid to our independent directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
James H. Forson	$67,500	$22,500	$90,000
Paul E. Rowsey	$56,250	$18,750	$75,000
Ray Nixon	$56,250	$18,750	$75,000
R. David Kelly	$56,250	$18,750	$75,000
(1)The grants of shares were made in February, May, August and November 2022 and vest immediately.
Executive Compensation
We are externally managed and do not have any employees. Our executive officers are employees of the Adviser or one of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities. As a result, our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser or its affiliates. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers; we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers; our executive officers have not received any nonqualified deferred compensation; and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
Although we do not pay our executive officers any cash compensation, we pay the Advisor the fees under the Advisory Agreement.

Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee of our board of directors because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. Our independent directors participate in the consideration of independent director compensation. During 2022, none of our executive officers served as: (1) a member of a compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (2) a director of another entity, one of whose executive officers served on our board of directors.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 2, 2023, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2001 Ross Avenue, Suite 3400, Dallas, Texas 75201.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Executive Officers
R. Scott Dennis(1)	8,188	*
James H. Forson	7,080	*
R. David Kelly(2)	6,714	*
Paul S. Michaels(3)	36,849	*
J. Ray Nixon	11,675	*
R. Lee Phegley, Jr	—	*
Paul E. Rowsey	21,051	*
Beth A. Zayicek	4,094	*
All current executive officers and directors as a group (8 persons)	95,651	*
Beneficial Owner of More Than 5% of Outstanding Shares
Massachusetts Mutual Life Insurance Company	13,523,324	65%
Invesco Global Property Plus Fund	3,146,997	15%
Invesco Realty, Inc.	1,366,852	7%
* Represents less than 1%.
(1)Shares are owned by Dennis Family Partners, Ltd., a limited partnership which is indirectly owned by R. Scott Dennis and his wife and controlled by R. Scott Dennis.
(2)Includes 4,087 shares held by the Ralph David Kelly Revocable Trust, of which R. David Kelly is the grantor and trustee.
(3)Shares are owned by P&L Michaels Investments LLC, a limited liability company which is owned and controlled by Paul S. Michaels and his wife.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans under which shares of our common stock or other equity securities may be granted from time to time:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warranties, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	189,710
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	189,710

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
Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with us or our Adviser. A director is deemed to be associated with us or our Adviser if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with us, our Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by us or advised by our Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from the Company, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with the Sponsor, our Adviser or any of their affiliates or us. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our Charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
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
Term and Termination Rights
The current term of the Advisory Agreement expires on December 31, 2023, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
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

Management Fee, Performance Participation Interest and Expense Reimbursements
Management Fee
As compensation for its services provided under the Advisory Agreement, we pay the Adviser a management fee equal to 1.0% of NAV for our Class T shares, Class S shares, Class D shares and Class I shares per annum payable monthly, plus 1.0% per annum payable monthly of the total consideration received by us or our affiliate for selling Interests to third-party investors, net of upfront fees and expense reimbursements payable out of gross sale proceeds from the sale of such Interests and net of any proceeds from any loans secured directly or indirectly by the DST Properties, and subject to the FMV Option with respect to each DST Property. We will not pay a management fee with respect to the Class E shares issued in this offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum.
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

The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the year ended December 31, 2022, we incurred management fees of $1.0 million. The unpaid portion of these fees is accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.

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
Such allocations are made annually and accrue monthly. Distributions on the Performance Participation and Class N Performance Participation may be payable in cash, INREIT OP Class I units or INREIT OP Class E Units at the election of the Special Limited Partner. For the year ended December 31, 2022, the Special Limited Partner earned a performance participation interest that entitles it to receive $4.0 million. The amount was paid to the Special Limited Partner in the form of 122,065 Class E units of our Operating Partnership on February 1, 2023.
Organization and Offering Expense Reimbursement
The Adviser advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees). The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of the advanced expenses ratably over the 60 months following such date.

Operating Expense Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Advisor has agreed that from September 30, 2022, we will not be required to make payments for the reimbursement of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.
We will also reimburse the Adviser for any expenses related to the DST Program that exceed $825,000.

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
During the year ended December 31, 2022, we incurred $0.9 million for costs of support personnel and a total of $0.2 million for operational and travel expenses that were incurred by the Adviser.

Reimbursement by the Adviser

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

•“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.
For the year ended December 31, 2022, our total operating expenses were 1% and 43% of each of our Average Invested Assets and our Net Income, respectively. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.

During the year ended December 31, 2022, we incurred management fees of $1.0 million. The unpaid portion of these fees is accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K. During the year ended December 31, 2022, the Special Limited Partner earned a performance participation interest of $4.0 million, the full amount which was accrued as of December 31, 2022. On February 1, 2023, we issued 122,065 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2022 performance fee. As of December 31, 2022, the Adviser has advanced $8.6 million of general and administrative expenses on our behalf which are accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.

Reimbursement of Expenses and Compensation Paid to Our Advisor and its Affiliates

During the year ended December 31, 2022, we paid the Advisor or its affiliates the following:

$ in thousands	December 31, 2022
Performance participation interest(1)	$3,280
Advanced general and administrative expenses	3,413
Management fee(2)	788
Upfront commissions and dealer manager fees	93
Stockholder servicing fee	13
Total	$7,587
(1)The Special Limited Partner has elected to receive payment of the performance participation interest in Class E units of our Operating Partnership. The performance participation interest is payable on an annual basis. In February 2022, we issued 106,268 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2021 performance participation interest.
(2)Beginning March 2022, the Adviser elected to receive its management fee in Class E common stock. Prior to March 2022, the management fee was paid to the Adviser in cash. The management fee is payable on a monthly basis. During the year ended December 31, 2022, we issued 22,932 Class E shares to the Advisor as payment for management fees. Of the total amount paid to the Advisor in 2022, approximately $28,000 was paid in cash and the remainder was paid with Class E shares.
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

Investment in Shares by Invesco Realty, Inc.
During the year ended December 31, 2022, Invesco Realty, Inc. invested $28.2 million in the Company through the purchase of 165,035, 165,035, 165,035 and 416,893 shares of Class T, Class S, Class D and Class I common stock, respectively. During the year ended December 31, 2022, we repurchased 291,818 shares of Class I common stock for $9.2 million from Invesco Realty, Inc. at our request. Invesco Realty, Inc. may not submit the shares it purchases for repurchase pursuant to our share repurchase plan until the third anniversary of their purchase, and any such repurchase request may be accepted only after all requests from unaffiliated stockholders have been fulfilled. Invesco or its affiliate must continue to hold at least $200,000 in shares of our common stock for so long as Invesco or any affiliate thereof serves as our external adviser.

Dealer Manager Agreement
Upfront Selling Commissions and Dealer Manager Fees
Invesco Distributors, Inc. is our Dealer Manager. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the Offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the Offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the Offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares, Class N shares, Class E shares or shares of any class sold under our distribution reinvestment plan.
Stockholder Servicing Fees
Subject to FINRA limitations on underwriting compensation, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; provided, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, and provided, further that the sum of such fees will always equal 0.85% per annum of the NAV of such shares,
•with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares and
•with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares.
We will not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class E shares or Class N shares.
The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and waives stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

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
In addition, we will cease paying the stockholder servicing fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (1) a listing of Class I shares, (2) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which our stockholders receive cash or securities listed on a national securities exchange, or (3) after the completion of the primary portion of this offering, the end of the month in which we, with the assistance of the Dealer Manager, determine that, in the aggregate, underwriting compensation from all sources in connection with this offering, including upfront selling commissions and dealer manager fees, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from our Offering.
Eligibility to receive the stockholder servicing fee is conditioned on a broker-dealer providing the following ongoing services with respect to the Class T, Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. For Class T shares, representative stockholder services are answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests and dealer stockholder services are assistance with recordkeeping. If the applicable broker-dealer is not eligible to receive the stockholder servicing fee due to failure to provide these services, the Dealer Manager will waive the stockholder servicing fee that broker-dealer would have otherwise been eligible to receive. The stockholder servicing fees are ongoing fees that are not paid at the time of purchase.
Fees Paid to Our Dealer Manager
During the year ended December 31, 2022, we paid approximately $13,000 of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares to the Dealer Manager. During the year ended December 31, 2022, we paid approximately $93,000 in upfront selling commissions and upfront dealer manager fees to the Dealer Manager. As of December 31, 2021, we had not incurred selling commissions, dealer manager fees or stockholder servicing fees. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees, upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 14 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Relationship with MassMutual

Massachusetts Mutual Life Insurance Company, or MassMutual, is a significant shareholder of Invesco and owns the majority of our outstanding common stock with 13,523,324 shares outstanding as of December 31, 2022.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.

Through December 31, 2024, we may choose to repurchase Class N shares from MassMutual on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require use to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through December 31, 2024, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us on a monthly basis.
Beginning January 1, 2025 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to certain thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV.

MassMutual shares are not eligible for repurchase under our share repurchase plan.
MassMutual Registration Rights
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

DST Program Fees and Expenses
On February 3, 2023, we, through our operating partnership, initiated the DST Program to raise up to $3.0 billion in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties, which may be sourced from our real properties or from third parties. Each DST Property will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a FMV Option giving it the right, but not the obligation, to acquire the Interests in the applicable DST from the investors any time after two years from the closing of the applicable DST Offering in exchange for OP Units or cash. After a one-year holding period, investors who acquire OP Units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

Invesco Distributors, Inc. serves as the dealer manager for the DST Program on a “best efforts” basis. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”) will pay the dealer manager upfront selling commissions, upfront dealer manager fees and placement fees of up to 5.0% of the price per Interest sold, upfront dealer manager fees of up to 1.0% of the price per Interest sold and placement fees of up to 1.0% of the price per Interest sold, some or all of which may be waived or reallowed to participating broker-dealers.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditors
During the period from October 28, 2019 (date of initial capitalization) to December 31, 2022, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by PwC for the years ended December 31, 2022 and 2021:

$ in thousands	December 31, 2022	December 31, 2021
Audit fees	$692	$625
Audit-related fees	161	285
Tax fees	232	170
All other fees	—	—
Total	$1,085	$1,080
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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-39 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F-1 of this Annual Report on Form 10-K.
(a)(3) Exhibits: Refer to the Exhibit Index starting on page 122 of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1*	Distribution Reinvestment Plan

10.1
Amended and Restated Advisory Agreement, dated January 25, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP and Invesco Advisers, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 31, 2023 and incorporated herein by reference).

10.2
Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated January 25, 2023, (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 31, 2023 and incorporated herein by reference).

10.3
Dealer Manager Agreement, dated May 11, 2021, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc. (filed as Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed on May 12, 2021 and incorporated herein by reference).

10.4*	Amendment to the Dealer Manager Agreement, dated August 15, 2022, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc.

10.5
Revolving Credit Agreement, dated as of January 22, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.6
Waiver and First Amendment to Revolving Credit Agreement, dated March 25, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A. (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.7
Second Amendment to Revolving Credit Facility, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 24, 2022 and incorporated herein by reference).

10.8
LIBOR Transition Amendment, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 24, 2022 and incorporated herein by reference).

10.9*	Third Amendment to Revolving Credit Facility, dated February 1, 2023, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A.

10.10
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

10.11
Amendment No. 1 to Subscription Agreement, dated December 9, 2022, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 15, 2022 and incorporated herein by reference).

10.12
Valuation Services Agreement, dated January 30, 2019, by and between Invesco Real Estate Income Trust Inc. and Capright Property Advisors, LLC (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 31, 2021 and incorporated herein by reference).

10.13
Valuation Services Agreement, by and among Invesco Real Estate Income Trust Inc. and Chatham Financial Corp. (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference)

10.14
DST Dealer Manager Agreement, dated January 25, 2023, by and among Invesco Real Estate Exchange LLC, Invesco REIT Operating Partnership LP and Invesco Distributors, Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 31, 2023

10.15
Ground Lease Agreement, dated December 29, 2021, by and between 1000 E Apache Blvd Ground Owner LLC and 1000 East Apache Owner, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

10.16
Term Loan Agreement, dated December 29, 2021, by and between 1000 East Apache Owner, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

10.17
Promissory Note, dated December 29, 2021, executed by 1000 East Apache Owner, LLC and payable to Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 13, 2022 and incorporated herein by reference).

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of Vida JV LLC & Subsidiaries as of and for the year ended December 31, 2022 and December 31, 2021

101
The following financial information from Invesco Real Estate Income Trust Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity and Redeemable Common Stock, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
* Filed herewith
** Furnished herewith

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

INVESCO REAL ESTATE INCOME TRUST INC.

March 24, 2023	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board, President and Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 24, 2023	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board, President and Chief Executive Officer (principal executive officer)

March 24, 2023	/s/ R. Lee Phegley
Date	R. Lee Phegley Chief Financial Officer (principal financial officer and principal accounting officer)

March 24, 2023	/s/ Beth A. Zayicek
Date	Beth A. Zayicek Director

March 24, 2023	/s/ Paul S. Michaels
Date	Paul S. Michaels Director

March 24, 2023	/s/ James H. Forson
Date	James H. Forson Independent Director

March 24, 2023	/s/ R. David Kelly
Date	R. David Kelly Independent Director

March 24, 2023	/s/ Paul E. Rowsey
Date	Paul E. Rowsey Independent Director

March 24, 2023	/s/ Ray Nixon
Date	Ray Nixon Independent Director

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

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invesco Real Estate Income Trust Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in equity and redeemable equity instruments and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2023

We have served as the Company’s auditor since 2019.

Invesco Real Estate Income Trust Inc.
Consolidated Balance Sheets

$ in thousands, except share amounts	December 31, 2022	December 31, 2021
ASSETS
Investments in real estate, net	$759,461	$434,373
Investments in unconsolidated entities	127,360	115,285
Investment in commercial loan, at fair value	21,800	—
Investments in real estate-related securities, at fair value	23,512	12,685
Investment in unconsolidated affiliated fund, at fair value	14,969	—
Intangible assets, net	26,018	21,977
Cash and cash equivalents	39,888	13,754
Restricted cash	5,354	1,745
Other assets	20,796	12,558
Total assets	$1,039,158	$612,377

LIABILITIES
Mortgages payable, net	$374,733	$161,653
Financing obligation, net	53,752	53,619
Revolving credit facility	9,000	75,500
Due to affiliates	22,952	16,930
Accounts payable, accrued expenses and other liabilities	12,430	5,907
Total liabilities	472,867	313,609

Commitments and contingencies (See Note 16)	—	—

Class N redeemable common stock, $0.01 par value per share, 13,523,324 and 7,372,812 shares issued and outstanding, respectively	432,604	224,667
Redeemable non-controlling interest in INREIT OP	2,797	—

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 449,680 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 186,821 shares issued and outstanding, respectively	4	2
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 604,538 and 186,821 shares issued and outstanding, respectively	6	2
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 3,764,505 and 186,715 shares issued and outstanding, respectively	38	2
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,827,018 and 2,244,581 shares issued and outstanding, respectively	18	22
Common stock, Class N shares, $0.01 par value per share, 600,000,000 shares authorized; zero and 1,183,697 shares issued and outstanding, respectively	—	12
Additional paid-in capital	167,611	94,097
Accumulated deficit and cumulative distributions	(66,856)	(24,150)
Total stockholders' equity	100,866	70,030
Non-controlling interests in consolidated joint ventures	30,024	4,071
Total equity	130,890	74,101
Total liabilities, redeemable equity instruments and equity	$1,039,158	$612,377
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
$ in thousands, except share and per share amounts
Revenues
Rental revenue	$53,860	$12,962	$36
Income from commercial loan	1,399	—	—
Other revenue	2,854	622	—
Total revenues	58,113	13,584	36
Expenses
Rental property operating	21,052	4,296	15
General and administrative	5,695	4,047	2,911
Management fee – related party	1,026	28	—
Performance participation interest – related party	3,977	3,280	—
Depreciation and amortization	41,015	10,457	37
Total expenses	72,765	22,108	2,963
Other income (expense), net
Income (loss) from unconsolidated entities, net	8,367	3,148	(120)
Income (loss) from real estate-related securities	(2,127)	(39)	8
Loss from equity investments in unconsolidated affiliated fund	(31)	—	—
Unrealized gain on derivative instruments	6,679	—	—
Interest expense	(16,041)	(2,977)	(287)
Other income (expense)	(94)	(9)	—
Total other income (expense), net	(3,247)	123	(399)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(17,899)	$(8,401)	$(3,326)
Dividends to preferred stockholders	$(8)	$(8)	$(1)
Net loss attributable to non-controlling interests in consolidated joint ventures	1,437	25	—
Net loss attributable to non-controlling interest in INREIT OP	502	—	—
Net loss attributable to common stockholders	$(15,968)	$(8,384)	$(3,327)

Loss per share:
Net loss per share of common stock, basic and diluted	$(1.00)	$(1.21)	$(5.80)
Weighted average shares of common stock outstanding, basic and diluted	15,976,374	6,921,009	573,892
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Changes in Equity and Redeemable Equity Instruments

	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
$ in thousands
Balance at December 31, 2019	$—	$—	$—	$—	$—	$—	$—	$200	$—	$200	$—	$200	$—	$—
Proceeds from issuance of preferred stock, net of offering costs	41	—	—	—	—	—	—	—	—	41	—	41	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	—	4	8,947	—	8,951	—	8,951	83,194	—
Share-based compensation	—	—	—	—	—	—	—	129	—	129	—	129	—	—
Net loss	—	—	—	—	—	—	—	—	(3,326)	(3,326)	—	(3,326)	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)	—	—
Common stock distributions ($0.2650 gross per share)	—	—	—	—	—	—	—	—	(762)	(762)	—	(762)	—	—
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194	$—
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	—	20	18	108,774	—	108,812	—	108,812	187,336	—
Distribution reinvestment	—	—	—	—	—	—	—	106	—	106	—	106	—	—
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—	—	(70,000)	—
Share-based compensation	—	—	—	—	—	—	—	78	—	78	—	78	—	—
Net loss	—	—	—	—	—	—	—	—	(8,376)	(8,376)	(25)	(8,401)	—	—
Exchange of common stock	—	2	2	2	2	2	(10)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock distributions ($1.6890 gross per share)	—	—	—	—	—	—	—	—	(11,677)	(11,677)	—	(11,677)	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	4,127	4,127	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(31)	(31)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(24,137)	—	(24,137)	—	(24,137)	24,137	—
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—

Proceeds from issuance of common stock, net of offering costs	—	2	2	4	19	1	8	109,101	—	109,137	—	109,137	201,866	—
Distribution reinvestment	—	—	—	—	—	—	—	575	—	575	—	575	—	—
Common stock repurchased	—	—	—	—	(3)	(5)	—	(25,192)	—	(25,200)	—	(25,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	78	—	78	—	78	—	—
Net loss	—	—	—	—	—	—	—	—	(15,960)	(15,960)	(1,437)	(17,397)	—	(502)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock and INREIT OP unit distributions ($1.6807 gross per share/unit)	—	—	—	—	—	—	—	—	(26,738)	(26,738)	—	(26,738)	—	(163)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	27,425	27,425	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	1,274	1,274	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,309)	(1,309)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(11,048)	—	(11,048)	—	(11,048)	10,866	182
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797

See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
$ in thousands
Cash flows from operating activities:
Net loss	$(17,899)	$(8,401)	$(3,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee – related party	1,026	28	—
Performance participation interest – related party	3,977	3,280	—
(Income) loss from unconsolidated entities, net	(8,367)	(3,148)	120
Depreciation and amortization	41,015	10,457	37
Share-based compensation	78	78	129
Straight-line rents	(1,328)	(517)	(11)
Amortization of below-market lease intangibles	(366)	(195)	—
Amortization of above-market lease intangibles	165	26	—
Amortization of deferred financing costs	1,495	700	165
Loss from equity investments in unconsolidated affiliated fund	31	—	—
Unrealized loss (gain) on real estate-related securities, net	3,003	168	(5)
Unrealized gains on derivative instruments	(6,679)	—	—
Distributions of earnings from investments in unconsolidated entities	7,178	1,830	—
Other items	1,042	68	—
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	3,306	(351)	(60)
Increase in due to affiliates	1,899	4,503	3,433
Increase in accounts payable, accrued expenses and other liabilities	1,538	1,078	78
Net cash provided by operating activities	31,114	9,604	560
Cash flows from investing activities:
Acquisitions of real estate	(367,219)	(401,106)	(66,718)
Investments in unconsolidated entities	(11,868)	(29,630)	(90,233)
Investment in unconsolidated affiliated fund	(15,000)	—	—
Origination of commercial loan	(21,800)	—	—
Pre-acquisition deposits	—	(3,390)	—
Capital improvements to real estate	(1,951)	(2,758)	—
Purchase of real estate-related securities	(17,354)	(14,079)	(873)
Proceeds from sale of real estate-related securities	3,291	2,864	—
Distributions of capital from investments in unconsolidated entities	982	4,948	829
Net cash used in investing activities	(430,919)	(443,151)	(156,995)

Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	201,888	187,475	84,052
Repurchase of redeemable common stock	(4,795)	(70,000)	—
Proceeds from issuance of common stock	110,396	111,986	9,025
Proceeds from issuance of preferred stock, net of offering costs	—	—	41
Offering costs paid	(92)	—	—
Repurchase of common stock	(25,200)	—	—
Subscriptions received in advance	1,842	250	—
Proceeds from revolving credit facility	182,500	135,500	67,700
Repayment of revolving credit facility	(249,000)	(127,700)	—
Borrowings from mortgages payable	215,124	163,500	—
Borrowing from financing obligation	—	54,000	—
Purchase of derivative instruments	(2,666)	—	—
Payment of deferred financing costs	(2,987)	(3,138)	(605)
Contributions from non-controlling interests	6,237	4,127	—
Distributions to non-controlling interests	(1,309)	(31)	—
Sale of interest to non-controlling interest	22,462	—	—
Preferred stock dividends	(8)	(8)	(1)
Common stock and INREIT OP unit distributions	(24,844)	(10,633)	(259)
Net cash provided by financing activities	429,548	445,328	159,953
Net change in cash and cash equivalents and restricted cash	29,743	11,781	3,518
Cash and cash equivalents and restricted cash, beginning of period	15,499	3,718	200
Cash and cash equivalents and restricted cash, end of period	$45,242	$15,499	$3,718

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$39,888	$13,754	$2,968
Restricted cash	5,354	1,745	750
Total cash and cash equivalents and restricted cash	$45,242	$15,499	$3,718
Supplemental disclosures:
Interest paid	$13,187	$1,743	$50
Non-cash investing and financing activities:
Unsettled trade payable	$—	$904	$—
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$1,224	$1,042	$57
Issuance of Class E OP Units to non-controlling interests	$3,280	$—	$—
Issuance of Class E shares for payment of management fees	$761	$—	$—
Accrued capital expenditures	$248	$492	$—
Accrued offering costs due to affiliates	$1,950	$3,313	$931
Distributions payable	$2,378	$1,440	$503
Distribution reinvestment	$575	$107	$—
Adjustment to carrying value of redeemable common stock	$11,048	$24,137	$—
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
We were incorporated in October 2018 as a Maryland corporation and commenced real estate operations in September 2020. We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2021. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
In May 2021, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-11 (File No. 333-254931) for our public offering of common stock effective. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
We are also conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”).
In August 2022, our board of directors authorized management to create, under the Operating Partnership, a private placement program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Program”). Under the DST Program, the real property held in each DST will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of the our common stock, cash, or a combination of both. We commenced our first DST Offering on February 3, 2023.
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
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in non-controlling interests in consolidated joint ventures and reported as equity of the Company on our consolidated balance sheets. The non-controlling partner’s interest is generally calculated as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the joint venture partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the joint venture partner is reported as net gain (loss) attributable to non-controlling interests in consolidated joint ventures on our consolidated statements of operations.
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
Reclassifications
Certain prior period reported amounts have been reclassified to be consistent with the current presentation. Such reclassifications have no impact on total assets, net income or equity attributable to common stockholders.
Fair Value Measurements
Our investments in real estate-related securities, a commercial loan, an unconsolidated affiliated fund and derivative financial instruments are reported at fair value. We generally determine the fair value of these investments, other than our investment in an unconsolidated affiliated fund, by utilizing third-party pricing services and broker-dealer quotations on the basis of last available bid price. We determine the fair value of our investment in the unconsolidated affiliated fund using NAV as a practical expedient. The carrying amounts of our revolving credit facility, mortgage notes and financing obligation approximate fair value. Cost approximates fair value for all other assets and liabilities.
In determining the fair value of a particular investment in real estate-related securities, pricing service providers may use broker-dealer quotations, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers’ internal models for securities such as real estate-related securities generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available.
Our commercial loan investment is unlikely to have a readily available market quotation. Thus, we determine the initial value based on the par value of the originated investment. Following the initial measurement, we will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. See Note 5 — “Investment in Commercial Loan” for additional information.
We use derivative financial instruments including an interest rate swap and interest rate caps (options) to manage our interest rate risk. The valuation of these instruments is determined by a third-party service provider using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate caps are determined by a third-party pricing service provider using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
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
Restricted Cash
As of December 31, 2022, our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether each acquisition qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the acquisition is not a business, we account for the transaction as an asset acquisition. As of December 31, 2022, we have accounted for all of our property acquisitions as asset acquisitions.
Whether an acquisition is considered a business combination or asset acquisition, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. For transactions that are business combinations, we also evaluate the existence of goodwill or a gain from a bargain purchase. We expense acquisition-related costs associated with business combinations as they are incurred. We capitalize acquisition-related costs associated with asset acquisitions.
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

The cost of buildings and improvements includes the purchase price of our properties and any acquisition-related costs, along with any subsequent improvements to such properties. Our investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Building	30 - 40 years
Building and land improvements	1 - 10 years
Furniture, fixtures and equipment	1 - 7 years
Lease intangibles	Over lease term(1)
Leasehold improvements	Shorter of lease term or economic life of improvements
(1)Multifamily and self-storage properties use a half-life for the average length of the leases to approximate the average remaining length of leases. Student housing properties use the remaining life of the leases for the current school year.
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
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates a property’s value may be impaired. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. We did not record any impairment losses for the years ended December 31, 2022 and 2021.
Investments in Unconsolidated Entities
We account for our investments in unconsolidated entities under the equity method of accounting. Under the equity method of accounting, we record our initial investment in an unconsolidated entity at cost and subsequently adjust the cost for our share of the unconsolidated entity's income or loss and cash contributions and distributions each period. We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment can require us to exercise significant judgment. We did not record any impairment losses on our investments in unconsolidated entities for the years ended December 31, 2022 and 2021.
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

We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to obtain non-controlling general partner interest investments in retail properties. We have concluded that the Retail GP Fund is also a VIE and that we are not the primary beneficiary because we share the power to direct the activities that most significantly impact Retail GP Fund’s economic performance.
Investment in Commercial Loan
We have originated a floating rate mezzanine loan and elected the fair value option. At our election, this investment in commercial loan is stated at fair value and was initially valued at the face amount of the loan funding. Subsequently, the commercial loan is valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Advisor’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral), and the credit quality of the borrower. Unrealized gains and losses are recorded as a component of unrealized gain (loss) on investment in commercial loan on our consolidated statements of operations.

In the event of a partial or whole sale of the commercial loan that qualifies for sale accounting under GAAP, we derecognize the corresponding asset, and fees paid as part of the partial or whole sale are recognized on our consolidated statements of operations.
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
Derivative Financial Instruments
We use derivative financial instruments such as interest rate caps and swaps to manage risks from increases in interest rates. We record all derivatives at fair value on our consolidated balance sheets. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded in unrealized gain on derivative instruments in our consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our consolidated balance sheets at fair value. We have elected to classify our interest rate derivative instruments as financing activities on our consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge.
Redeemable Equity Instruments
Certain shares of our Class N common stock are classified as Class N redeemable common stock on our consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 11 — “Class N Redeemable Common Stock.”
Our Class E units in INREIT OP are classified as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets because the holder of these units, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, has the contractual right to redeem the units under certain circumstances as described in Note 12 — “Equity and Redeemable Non-controlling Interest.”

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
Revenue Recognition
Rental Revenue
Rental revenue consists of fixed contractual base rent arising from tenant leases at our properties under operating leases. Revenue under operating leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in the consolidated balance sheets. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.
We recognize rental revenue on our leases based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of our contracts are, or contain, leases, and therefore revenue is recognized on the lease commencement date when the leased asset has been made available for use by the lessee. At the commencement of a new lease, including new leases that arise from amendments, we assess the terms and conditions of the lease to determine the proper lease classification.
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

Income from Commercial Loan
Income from commercial loans consists of income from interest earned and recognized based upon the principal amount outstanding and the contracted interest rate along with origination fees, which are reported as income from commercial loan on our consolidated statements of operations. We recognize interest income from the commercial loan when earned and deemed collectible, or until the loan becomes past due based on the terms of the loan agreement. Any related origination fees or costs on real estate debt for which we have elected the fair value option are recognized immediately in earnings.
The accrual of interest income on a commercial loan is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual commercial loan”), unless the loan is well-secured and is in the process of collection. Interest income received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance and is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months. As of December 31, 2022, we did not have a commercial loan in nonaccrual status.
Income (Loss) from Equity Investments in Unconsolidated Affiliated Fund
Our unconsolidated ownership interests in an affiliated fund is accounted for using the equity method of accounting. We have chosen to make a fair value election with respect to this investment. As a result, income or losses recognized from the investment are recorded in income (loss) from equity investments in unconsolidated affiliated fund on our consolidated statements of operations. Income (loss) from equity investments in unconsolidated affiliated fund is based on changes in the fair value of our investment, which is determined using the affiliated fund’s NAV as a practical expedient. See Note 13 — “Fair Value Measurements” and Note 14 — “Related Party Transactions” for further information about our equity investments in unconsolidated affiliated fund.
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
For the years ended December 31, 2022 and 2021, we recorded a net tax expense of $0.1 million and approximately $48,000, respectively, located within other expense on our consolidated statements of operations. As of December 31, 2022 and 2021, we recorded a deferred tax asset of approximately $3,000 and a deferred liability of approximately $9,000, respectively. These deferred tax assets and liabilities were recorded within other assets and other liabilities, respectively, on our consolidated balance sheets. As of December 31, 2022, our tax years 2019 through 2022 remain subject to examination by the United States tax authorities.

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
As of December 31, 2022 and 2021, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of fully-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of the advisory agreement between us and the Adviser (the “Advisory Agreement”); however, as of December 31, 2022, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 12 — “Equity and Redeemable Non-controlling Interest” for additional information regarding share-based compensation.
Share-based compensation arrangements may include options, stock appreciation rights, restricted stock and other share-based awards. We recognize compensation expense related to share-based awards to our independent directors in our consolidated financial statements based on the fair value of the award on the date of grant.
Recent Accounting Pronouncements
In January 2021, the FASB expanded existing accounting guidance for evaluating the effects of reference rate reform on financial reporting. The guidance expands the temporary optional expedients and exceptions to GAAP for contract modifications, hedge accounting and other relationships that reference the London Interbank Offered Rate (“LIBOR”) to apply to all derivative instruments affected by the market-wide change in the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). In March 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which was beyond the current sunset date of the FASB Accounting Standards Update Topic 848, Reference Rate Reform (“Topic 848”). Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, in December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We have not adopted any of the optional expedients or exceptions as of December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	December 31, 2022	December 31, 2021
Building and improvements	$612,374	$365,687
Land and land improvements	158,191	64,127
Furniture, fixtures and equipment	11,514	8,690
Total	782,079	438,504
Accumulated depreciation	(22,618)	(4,131)
Investments in real estate, net	$759,461	$434,373

The following table details the properties acquired during the year ended December 31, 2022:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Grove City Industrial	95%	1	Industrial	January 2022	$28,030
Cortlandt Crossing	100%	1	Grocery-anchored retail	February 2022	65,553
3101 Agler Road	95%	1	Industrial	March 2022	20,503
Earth City Industrial	95%	1	Industrial	March 2022	37,418
Winston-Salem Self-Storage	100%	1	Self-storage	April 2022	12,154
Everly Roseland Apartments(2)	57%	1	Multifamily	April 2022	162,023
Bend Self-Storage	100%	2	Self-storage	June 2022	18,078
Clarksville Self-Storage	100%	3	Self-storage	July 2022	24,529
		11			$368,288
(1)Purchase price includes acquisition-related costs.
(2)In April 2022, we acquired a 95% consolidated interest in the Everly Roseland Apartments property. In May 2022, we sold 40% of our 95% interest in the Everly Roseland Apartments to an affiliate of Invesco. We continue to consolidate the property subsequent to the sale due to our controlling financial interest.
The following table details the properties acquired during the year ended December 31, 2021:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Cortona Apartments	100%	1	Multifamily	January 2021	$71,083
Meridian Business 940	95%	1	Industrial	September 2021	29,615
Bixby Kennesaw	98%	1	Student housing	September 2021	78,663
Salem Self-Storage	100%	3	Self-storage	September 2021	47,872
South Loop Storage	100%	1	Self-storage	September 2021	11,141
Tempe Student Housing	98%	1	Student housing	December 2021	163,692
		8			$402,066
(1)Purchase price includes acquisition-related costs.

The following table summarizes the allocation of the total cost for properties acquired during the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
$ in thousands	2022	2021
Building and improvements	$244,921	$317,690
Land and land improvements	93,949	47,627
Lease intangibles(1)	26,088	19,416
Capitalized tax abatement(2)	1,666	7,427
Furniture, fixtures and equipment	2,263	8,646
Above-market lease intangibles	629	1,322
Below-market lease intangibles	(1,228)	(72)
Other	—	10
Total purchase price(3)	$368,288	$402,066
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations.
(3)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2022 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	7.77	13.39	7.58	9.86
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2021 were as follows:

	In-place lease intangibles	Leasing commissions	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	2.80	13.3	13.8	0.75

4.Investments in Unconsolidated Entities
As of December 31, 2022, we held four investments in unconsolidated entities for an aggregate investment balance of $127.4 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.

Our investments in unconsolidated entities as of December 31, 2022 and 2021, and our share of the unconsolidated entities’ income for the years ended December 31, 2022 and 2021 were as follows:

$ in thousands		Carrying Amount		INREIT’s Share of Unconsolidated Entities' Income
Entity	Ownership Percentage(1)	2022	2021	2022	2021
Vida JV LLC(2)	42.5%	$79,478	$80,455	$4,591	$920
San Simeon Holdings(3)	—	25,516	21,088	2,603	1,996
PTCR Holdco, LLC(4)	—	8,129	7,749	1,083	189
Retail GP Fund(5)	4.5% - 13.5%	14,237	5,993	90	43
Total		$127,360	$115,285	$8,367	$3,148
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of December 31, 2022 and 2021, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of December 31, 2022 and 2021, Vida JV LLC owned a portfolio of twenty separate medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that may extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The investment yields a current pay rate of 6.50%, increasing 0.50% annually during the initial term and 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption. See Note 16 — “Commitments and Contingencies” for additional information regarding our future capital commitment to San Simeon Holdings.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 13.5% in nine retail properties.
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	December 31, 2022				December 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$407,405	$123,664	$595,006	$1,126,075	$407,574	$122,661	$234,015	$764,250
Total liabilities	(220,573)	(76,583)	(284,118)	(581,274)	(218,845)	(79,237)	(94,373)	(392,455)
Total equity	$186,832	$47,081	$310,888	$544,801	$188,729	$43,424	$139,642	$371,795
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Year Ended December 31, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$37,171	$9,979	$66,714	$113,864
Net income (loss)	$11,204	$2,397	$33,955	$47,556

	Year Ended December 31, 2021
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$36,100	$8,517	$36,418	$81,035
Net income (loss)	$2,207	$1,663	$4,244	$8,114

5.Investment in Commercial Loan
During the year ended December 31, 2022, we originated a floating rate mezzanine loan for $21.8 million with a coupon rate of Term Secured Overnight Financing Rate (“SOFR”) plus 7.21% and a maturity date of September 9, 2024. This investment is secured by an industrial property in Philadelphia, Pennsylvania. For the year ended December 31, 2022, the loan had a weighted average interest rate of 10.57%. We elected the fair value option for the loan and, accordingly, we did not capitalize origination costs or fees associated with the loan.
For the year ended December 31, 2022, we recognized interest income and loan origination fee income from our investment in a commercial loan of $1.4 million in our consolidated statements of operations. For the year ended December 31, 2022, we did not record an unrealized gain or loss on the commercial loan, as the outstanding par value approximated fair value as of December 31, 2022.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	December 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$16,123	$(419)	$15,704	$(1,816)	$13,888	7.96%	11/16/2039
Corporate debt	4,978	(144)	4,834	(339)	4,495	5.15%	7/11/2025
Preferred stock of REITs	N/A	N/A	2,107	(267)	1,840	7.06%	N/A
Common stock of REITs	N/A	N/A	4,034	(745)	3,289	4.68%	N/A
Total	$21,101	$(563)	$26,679	$(3,167)	$23,512

	December 31, 2021
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$7,171	$(83)	$7,088	$(154)	$6,934	3.60%	8/11/2042
Corporate debt	5,125	226	5,351	(7)	5,344	3.58%	3/29/2026
Preferred stock of REITs	N/A	N/A	411	(4)	407	6.78%	N/A
Total	$12,296	$143	$12,850	$(165)	$12,685
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	December 31, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(28,038)	$19,328
Leasing commissions	5,774	(844)	4,930
Above-market lease intangibles	1,951	(191)	1,760
Total intangible assets, net	$55,091	$(29,073)	$26,018

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(560)	$2,344
Total intangible liabilities, net	$2,904	$(560)	$2,344

	December 31, 2021
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$24,094	$(6,115)	$17,979
Leasing commissions	2,932	(230)	2,702
Above-market lease intangibles	1,322	(26)	1,296
Total intangible assets, net	$28,348	$(6,371)	$21,977

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$1,677	$(195)	$1,482
Total intangible liabilities, net	$1,677	$(195)	$1,482
The estimated future amortization of our intangibles for each of the next five years and thereafter as of December 31, 2022 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2023	$4,047	$649	$176	$(449)
2024	2,602	642	176	(387)
2025	2,189	623	176	(387)
2026	2,152	620	176	(387)
2027	1,805	542	176	(300)
Thereafter	6,533	1,854	880	(434)
	$19,328	$4,930	$1,760	$(2,344)
8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	December 31, 2022	December 31, 2021
Derivative instruments	$9,345	$—
Capitalized tax abatement, net(1)	8,166	7,049
Deferred rent	1,857	528
Prepaid expenses	581	460
Receivables, net	472	—
Deferred financing costs, net	102	818
Deposits	76	3,460
Other	197	243
Total	$20,796	$12,558
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations. As of December 31, 2022, accumulated amortization of the capitalized tax abatements was $0.9 million, and the estimated annual amortization is $0.6 million.

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
We have not designated any of our derivative financial instruments as hedges. Our derivatives are not speculative and are used to manage our exposure to increases in interest rates.
During the year ended December 31, 2022, we entered into four interest rate caps and one interest rate swap. The following table summarizes the notional amount and other information related to these instruments as of December 31, 2022:

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$198,500	$2,666	$7,167	2.13%	1.81
Interest rate swap	1	52,500	N/A	2,178	2.73%	4.33
Total	5	$251,000	$2,666	$9,345
(1)The notional amount represents the amount of the borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our consolidated balance sheets. For the year ended December 31, 2022, the change in fair value of $6.7 million is included in unrealized gain on derivative instruments in our consolidated statements of operations. There were no derivative instruments as of December 31, 2021.
9.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$100,000	$9,000	$75,500
(1)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 3.18% and 1.72%, respectively.
(2)During the year ended December 31, 2022, we entered into an amendment for the Revolving Credit Facility that increased the maximum facility size from $100.0 million to $150.0 million. As of December 31, 2022, the borrowing capacity on the Revolving Credit Facility was $102.3 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of December 31, 2022, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	December 31, 2022	December 31, 2021
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	39,660	39,660	—
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	113,500	105,463	—
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	70,000	70,000	—
Total mortgages payable				378,623	163,500
Deferred financing costs, net				(3,890)	(1,847)
Mortgages payable, net				$374,733	$161,653
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreement that utilizes LIBOR contains LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of (i) 2.40% plus (ii) one-month LIBOR. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 3.82% and 2.65%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.00% plus (ii) Daily Compounding SOFR. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 3.18% and 1.69%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at (i) 1.75% plus (ii) 30-Day SOFR Average as published on the website of the Federal Reserve Bank of New York. The weighted-average interest rate for the years ended December 31, 2022 and 2021 was 2.78% and 1.80%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the year ended December 31, 2022 was 4.16%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the year ended December 31, 2022 was 4.54%
As of December 31, 2022, we are in compliance with all loan covenants.
Financing Obligation, Net
In connection with the Tempe Student Housing property, as of December 31, 2022 we hold a financing obligation on our consolidated balance sheets of $53.8 million, net of debt issuance costs.
The sale and leaseback of Tempe Student Housing is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of Tempe Student Housing is not recognized and the property continues to be included within our consolidated financial statements. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.

The following table presents the future principal payments due under our outstanding borrowings as of December 31, 2022:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2023	$—	$—	$3	$3
2024	9,000	—	6	9,006
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	215,123	15	215,138
Thereafter	—	45,000	36,309	81,309
Total	$9,000	$378,623	$36,354	$423,977
10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	December 31, 2022	December 31, 2021
Subscriptions received in advance	$1,843	$250
Real estate taxes payable	2,466	743
Intangible liabilities, net	2,344	1,482
Accrued interest expense	1,968	608
Prepaid rental income	1,390	274
Tenant security deposits	1,323	409
Accounts payable and accrued expenses	824	1,237
Distributions payable	272	—
Unsettled trade payable	—	904
Total	$12,430	$5,907

11.Class N Redeemable Common Stock
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock (“MassMutual shares”). The following table details our Class N redeemable common stock activity with MassMutual:

$ in thousands, except share amounts	As of December 31, 2022		As of December 31, 2021
	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,061,114	$473,415	9,760,987	$271,526
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,388,175	$70,000
For the year ended December 31, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.9 million to adjust the value of the MassMutual shares to our December 31, 2022 NAV per Class N share. For the year ended December 31, 2021, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $24.1 million to adjust the value of the MassMutual shares to our December 31, 2021 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.
Through December 31, 2024, we may choose to repurchase Class N shares from MassMutual on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through December 31, 2024, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.
Beginning January 1, 2025 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to certain thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV.

MassMutual shares are not eligible for repurchase under our share repurchase plan.
Exchange Rights and Registration Agreement
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
As of December 31, 2022 and 2021, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.50% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the years ended December 31, 2022, 2021 and 2020:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2019	—	—	—	—	—	8,000	8,000
Issuance of common stock	—	—	—	—	—	3,716,745	3,716,745
Cancellation of common stock	—	—	—	—	—	(115,918)	(115,918)
Distribution reinvestment	—	—	—	—	—	4	4
Balance at December 31, 2020	—	—	—	—	—	3,608,831	3,608,831
Issuance of common stock	91	91	91	—	2,085,807	8,230,589	10,316,669
Common stock repurchased(1)	—	—	—	—	—	(2,388,175)	(2,388,175)
Exchange of common stock	186,730	186,730	186,730	186,208	156,066	(894,768)	7,696
Distribution reinvestment	—	—	—	507	2,708	32	3,247
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	262,766	165,035	417,403	1,832,650	48,771	7,108,654	9,835,279
Common stock repurchased(1)	—	—	—	(291,818)	(474,907)	(149,615)	(916,340)
Exchange of common stock	—	—	—	2,028,086	—	(1,992,224)	35,862
Distribution reinvestment	93	—	314	8,872	8,573	—	17,852
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
(1)In accordance with MassMutual’s Subscription Agreement, during the years ended December 31, 2022 and 2021 we repurchased 149,615 and 2,388,175 of MassMutual’s Class N shares for $4.8 million and $70.0 million, respectively.
As discussed in Note 11 — “Class N Redeemable Common Stock”, as of December 31, 2022 and 2021, 13,523,324 and 7,372,812, respectively, of our Class N shares have been classified as redeemable common stock because the stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances. As of December 31, 2022 all outstanding Class N shares were classified as redeemable common stock. As of December 31, 2021, of the 8,556,509 outstanding Class N shares, 1,183,697 were recorded as common stock.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the years ended December 31, 2022 and 2021, we declared distributions of $26.9 million and $11.7 million, respectively. We accrued $2.4 million and $1.4 million for distributions payable to related parties as a component of due to affiliates in our consolidated balance sheets as of December 31, 2022 and 2021, respectively. Additionally, we accrued $0.3 million for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets as of December 31, 2022. As of December 31, 2021, we did not incur any distributions payable to third parties.

Distributions for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 99.2% return of capital and 0.8% ordinary income. Distributions for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 100.0% return of capital.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$1.6807	$1.6807	$1.6807	$1.6807	$1.6807	$1.6807
Stockholder servicing fee per share(1)(2)	—	(0.0046)	0.0115	(0.0093)	—	—	—
Net distributions declared per share	$62.5000	$1.6761	$1.6922	$1.6714	$1.6807	$1.6807	$1.6807

	Year Ended December 31, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$0.9688	$0.9688	$0.9688	$1.0990	$1.0990	$1.6890
Stockholder servicing fee per share(1)	—	(0.1435)	(0.1435)	(0.0423)	—	—	—
Net distributions declared per share	$62.5000	$0.8253	$0.8253	$0.9265	$1.0990	$1.0990	$1.6890
(1)See Note 14 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
(2)For the year December 31, 2022, the stockholder servicing fee for Class S Common Stock results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 14 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. See Note 2 — “Summary of Significant Accounting Policies” for additional information on the redemption value. As the redemption value was greater than the adjusted carrying value at December 31, 2022, we recorded an allocation adjustment of $0.2 million between additional paid-in capital and redeemable non-controlling interest in INREIT OP on our consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Years Ended December 31,
$ in thousands	2022	2021
Net loss allocated	$(502)	$—
Distributions	$163	$—
Adjustment to carrying value	$182	$—
As of December 31, 2022, distributions payable to the Special Limited Partner were approximately $15,000. As the Special Limited Partner did not receive Class E INREIT OP units until February 2022, there was no distribution payable to the Special Limited Partner as of December 31, 2021.

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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the year ended December 31, 2022, we repurchased 474,907 shares of common stock for $16.0 million and fulfilled all repurchase requests that were made. For the year ended December 31, 2021, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
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
Share-Based Compensation Plan
For the year ended December 31, 2022, we awarded independent members of our board of directors 2,411 Class E shares of our common stock under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $78,000 of compensation expense related to these awards. For the year ended December 31, 2021, we awarded independent members of our board of directors 1,422 Class N shares and 1,332 Class E shares of our common stock under the Incentive Plan and recognized approximately $78,000 of total compensation expense related to these awards. As of December 31, 2022 and 2021, 189,710 and 192,121 shares of common stock remain available for future issuance under the Incentive Plan, respectively.
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

Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of December 31, 2022, none of these investments were expected to be sold at a value materially different than NAV. We did not own such investments as of December 31, 2021.
Valuation of Financial Instruments Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(1)	Total at Fair Value
Investments in real estate-related securities	$5,129	$18,383	$—	$—	$23,512
Investment in commercial loan	—	—	21,800	—	21,800
Investment in unconsolidated affiliated fund	—	—	—	14,969	14,969
Interest rate caps	—	7,167	—	—	7,167
Interest rate swap	—	2,178	—	—	2,178
Total	$5,129	$27,728	$21,800	$14,969	$69,626

	December 31, 2021
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	Total at Fair Value
Investments in real estate-related securities	$407	$12,278	$—	$12,685
Total	$407	$12,278	$—	$12,685
(1)Our investment in unconsolidated affiliated fund is valued using the NAV as a practical expedient and is not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds on a monthly basis by giving notice 45 days prior. As of December 31, 2022, there is an unfunded commitment of $15.0 million.
Our investment in commercial loan consists of a floating rate mezzanine loan we originated and have classified as Level 3. The commercial loan is carried at fair value based on significant unobservable inputs. The following table details our investment in commercial loan:

$ in thousands	Investment in Commercial Loan
Balance as of December 31, 2021	$—
Loan originations	21,800
Net unrealized gain (loss)	—
Balance as of December 31, 2022	$21,800
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investment in commercial loan as of December 31, 2022.

Type	Asset Class	Valuation Technique	Unobservable Input	Rate
Commercial loan	Industrial	Discounted cash flow	Discount rate	7.21%
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

Valuation of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheets:

	December 31, 2022		December 31, 2021
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$9,000	$9,000	$75,500	$75,500
Mortgage notes payable	378,623	372,682	163,500	163,500
Financing obligation	54,000	54,000	54,000	54,000
Total	$441,623	$435,682	$293,000	$293,000
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
14.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	December 31, 2022	December 31, 2021
Advanced general and administrative expenses	$8,626	$6,443
Performance participation interest	3,977	3,280
Advanced organization expenses	1,474	1,474
Advanced offering costs	5,307	4,245
Distributions payable	2,378	1,440
Accrued stockholder servicing fee	891	—
Accrued management fee	266	28
Share-based compensation payable	20	20
Accrued affiliate service provider expenses	13	—
Total	$22,952	$16,930
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. For the years ended December 31, 2022 and December 31, 2021, we incurred management fees of $1.0 million and approximately $28,000. The unpaid portion of these fees is accrued as a component of due to affiliates on our consolidated balance sheets. During the year ended December 31, 2022, we issued 22,932 Class E shares to the Adviser as payment for the management fee. For the year ended December 31, 2021, management fees of approximately $28,000 were paid in cash. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Invesco REIT Special Limited Partner L.L.C, (the “Special Limited Partner”), a wholly owned subsidiary of Invesco, holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. The performance participation interest started to accrue in March 2021 and is calculated and payable on an annual basis. As of December 31, 2022 and 2021, we accrued $4.0 million and $3.3 million, respectively, for the Special Limited Partner's performance participation interest. In February 2023 and 2022, we issued Class E units of our Operating Partnership of 122,065 and 106,268, respectively, to the Special Limited Partner as payment for the 2022 and 2021 performance fees, respectively. Such units were issued at the NAV per unit as of December 31, 2022 and 2021, respectively.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. During the years ended December 31, 2022 and 2021, we incurred $0.9 million and $0.7 million, respectively, for costs of support personnel that were provided by the Adviser.
The Adviser and its affiliates facilitates the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the on-going management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, travel and IT support. The Adviser and its affiliates also facilitate the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the years ended December 31, 2022 and 2021, we incurred a total of $0.2 million and $0.2 million, respectively, for these operational and travel expenses that were incurred by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. During the year ended December 31, 2022, we paid approximately $13,000 of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares. As of December 31, 2021, we had not incurred selling commissions, dealer manager fees or stockholder servicing fees.
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
(1)Consists of a representative stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).

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
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares which have been purchased by affiliates as of December 31, 2022. Any share repurchases or exchanges are not a component of the table but have been described in further detail below.

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	16,061,114	$473,415
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	416,893	—	738,701	48,216
Members of our board of directors and employees of our Adviser(4)	—	—	—	181	22,418	75,128	2,674
	165,126	165,126	165,126	417,074	2,016,582	18,867,167	$643,805
(1)In accordance with MassMutual’s Subscription Agreement, during the years ended December 31, 2022 and 2021 we have repurchased 149,615 and 2,388,175 of MassMutual shares for $4.8 million and $70.0 million, respectively.
(2)Invesco Global Property Plus Fund (“IGP+”), a sub-fund of Invesco Global Real Estate Fund FCP-RAIF, which is managed by an affiliate of the Adviser, purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares. Additionally, we have repurchased 474,907 Class E shares from IGP+ for $16.0 million.
(3)Invesco Realty, Inc. purchased 738,701 Class N shares for $20.0 million and subsequently exchanged these Class N shares for 186,731 Class T shares, 186,731 Class S shares, 186,731 Class D shares and 186,208 Class I shares. Additionally, we have repurchased 291,818 Class I shares from Invesco Realty, Inc. for $9.2 million.
(4)Members of our board of directors and employees of our Adviser purchased 75,128 Class N shares for $2.0 million and subsequently exchanged these Class N shares for 75,128 Class E shares.
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. The Advisor agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.
As of December 31, 2022, the Adviser had incurred organization costs and offering expenses in connection with the Private Offerings and Offering on our behalf of $2.4 million and $4.4 million, respectively, that are recorded as a component of due to affiliates on our consolidated balance sheets.

Operating Expenses Reimbursement
As of December 31, 2022 and 2021, the Adviser advanced on our behalf $8.6 million and $6.4 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets. The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Advisor has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.
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
During the year ended December 31, 2022, we incurred $0.1 million of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. The property was acquired in February 2022, thus no property management fees were paid to Pine Tree in 2021. All property management fees paid to Pine Tree are included in rental property operating expenses on our consolidated statements of operations.
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
Investment in Unconsolidated Affiliated Fund
During the year ended December 31, 2022, we invested $15.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.

15.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
16.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. Our material off-balance sheet commitments and contingencies as of December 31, 2022 and 2021 are discussed below.
As discussed in Note 4 — “Investments in Unconsolidated Entities”, we have committed to fund improvements to a multifamily property owned by San Simeon Holdings. We are required to fund our commitment as requested through December 15, 2023. As of December 31, 2022, our undrawn capital commitment was $0.4 million.
We have entered into a subscription agreement with CMI for up to $30.0 million. As of December 31, 2022, $15.0 million of our capital commitment in this affiliate has been called and funded. On January 3, 2023, the remaining $15.0 million of our capital commitment in this affiliate was called and funded.
As of December 31, 2022, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of our operating lease income:

	For the Year Ended December 31,
$ in thousands	2022	2021
Fixed lease payments	$47,679	$11,603
Variable lease payments	6,181	1,359
Rental revenue	$53,860	$12,962
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2023	$12,040
2024	11,793
2025	11,239
2026	11,414
2027	11,218
Thereafter	61,680
Total	$119,384
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

18.Segment Reporting
As of December 31, 2022, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Holdings and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest. Real estate revenues include revenues generated from owned properties and interest income generated from commercial loans.
The following table summarizes our total assets by segment:

$ in thousands	December 31, 2022	December 31, 2021
Healthcare	$79,478	$80,455
Office	38,487	38,633
Industrial	146,121	60,071
Self-Storage	92,182	57,305
Multifamily	226,417	67,866
Student Housing	238,648	242,014
Grocery-Anchored Retail	65,666	—
Real Estate Debt	62,285	21,088
Corporate and Other	89,874	44,945
Total assets	$1,039,158	$612,377

The following table summarizes our financial results by segment for the year ended December 31, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,883	$10,072	$6,509	$12,425	$17,385	$4,586	$—	$—	$53,860
Income from commercial loan	—	—	—	—	—	—	—	1,399	—	1,399
Other revenue	—	—	362	771	592	1,127	2	—	—	2,854
Total revenues	—	2,883	10,434	7,280	13,017	18,512	4,588	1,399	—	58,113

Expenses:
Rental property operating	—	493	3,638	2,963	4,412	7,823	1,513	—	210	21,052
Total expenses	—	493	3,638	2,963	4,412	7,823	1,513	—	210	21,052
Income from unconsolidated entities, net	23,809	—	—	—	—	—	—	2,603	1,173	27,585
Loss from equity investments in unconsolidated affiliated fund	—	—	—	—	—	—	—	(31)	—	(31)
Loss from real estate-related securities	—	—	—	—	—	—	—	—	(2,127)	(2,127)
Segment net operating income	$23,809	$2,390	$6,796	$4,317	$8,605	$10,689	$3,075	$3,971	$(1,164)	$62,488

Depreciation and amortization	$(19,218)	$(1,691)	$(5,018)	$(9,791)	$(9,138)	$(13,635)	$(1,731)	$—	$(11)	$(60,233)

General and administrative										(5,695)
Unrealized gain on derivative instruments										6,679
Interest expense										(16,041)
Management fee - related party										(1,026)
Performance participation interest - related party										(3,977)
Other income										(94)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(17,899)
Dividends to preferred stockholders										$(8)
Net loss attributable to non-controlling interests in consolidated joint ventures										1,437
Net loss attributable to non-controlling interest in INREIT OP										502
Net loss attributable to common stockholders										$(15,968)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2022:

$ in thousands
Segment income from unconsolidated entities	$27,585
Depreciation and amortization attributable to unconsolidated entities	(19,218)
Income from unconsolidated entities, net	$8,367

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2022:

$ in thousands
Segment depreciation and amortization	$(60,233)
Depreciation and amortization attributable to unconsolidated entities	19,218
Depreciation and amortization	$(41,015)
The following table summarizes our financial results by segment for the year ended December 31, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,785	$2,703	$1,108	$4,550	$1,816	$—	$—	$12,962
Other revenue	—	—	87	129	359	47	—	—	622
Total revenues	—	2,785	2,790	1,237	4,909	1,863	—	—	13,584

Expenses:
Rental property operating	—	453	629	531	1,745	660	—	278	4,296
Total expenses	—	453	629	531	1,745	660	—	278	4,296
Income from unconsolidated entities, net	20,916	—	—	—	—	—	1,996	297	23,209
Income from real estate-related securities	—	—	—	—	—	—		(39)	(39)
Segment net operating income	$20,916	$2,332	$2,161	$706	$3,164	$1,203	$1,996	$(20)	$32,458

Depreciation and amortization	$(19,996)	$(1,269)	$(1,073)	$(2,696)	$(3,664)	$(1,754)	$(66)	$—	$(30,518)

General and administrative									(4,047)
Interest expense									(2,977)
Management fee - related party									(28)
Performance participation interest - related party									(3,280)
Other expense									(9)
Net loss attributable to Invesco Real Estate Income Trust Inc.									$(8,401)
Dividends to preferred stockholders									$(8)
Net loss attributable to non-controlling interests in consolidated joint ventures									25
Net loss attributable to common stockholders									$(8,384)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2021:

$ in thousands
Segment income from unconsolidated entities	$23,209
Depreciation and amortization attributable to unconsolidated entities	(20,061)
Income from unconsolidated entities, net	$3,148
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2021:

$ in thousands
Segment depreciation and amortization	$(30,518)
Depreciation and amortization attributable to unconsolidated entities	20,061
Depreciation and amortization	$(10,457)

The following table summarizes our financial results by segment for the year ended December 31, 2020:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$13	$23	$—	$—	$—	$36
Total revenues	—	13	23	—	—	—	36

Expenses:
Rental property operating	—	3	12	—	—	—	15
Total expenses	—	3	12	—	—	—	15
Income from unconsolidated entities, net	3,250	—	—	—	79	—	3,329
Income from real estate-related securities	—	—	—	—	—	8	8
Segment net operating income	$3,250	$10	$11	$—	$79	$8	$3,358

Depreciation and amortization	$(3,449)	$(3)	$(34)	$—	$—	$—	$(3,486)

General and administrative							(2,911)
Interest expense							(287)
Net loss attributable to Invesco Real Estate Income Trust Inc.							$(3,326)
Dividends to preferred stockholders							$(1)
Net loss attributable to common stockholders							$(3,327)
The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2020:

$ in thousands
Segment income from unconsolidated entities	$3,329
Depreciation and amortization attributable to unconsolidated entities	(3,449)
Loss from unconsolidated entities, net	$(120)
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2020:

$ in thousands
Segment depreciation and amortization	$(3,486)
Depreciation and amortization attributable to unconsolidated entities	3,449
Depreciation and amortization	$(37)

19.Subsequent Events
Public Offering
Subsequent to December 31, 2022, we received total net proceeds of $12.9 million from the issuance of common stock in our public offering.
Subsequent to December 31, 2022, we received repurchase requests for $13.0 million which have been paid in full as of March 24, 2023.
Investments
On January 20, 2023, we originated a floating rate mezzanine loan to partially finance the acquisition of a distribution and warehousing facility in Aurora, Colorado for $13.0 million with a coupon rate of SOFR plus 8.00% and a maturity date of February 9, 2025.
DST Program
On February 3, 2023, we, through our Operating Partnership, initiated the DST Program. The properties included in the DST Program are Excelsior Warehouse and Industry Warehouse. As of March 24, 2023, we have not raised any proceeds from the DST program.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022

$ in thousands						Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Property Name	Property Location	Property Type	Year Acquired	Year Built	Encumbrances	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives(2)
Willows Facility	Redmond, WA	Office	2020	1998	$—	$10,503	$22,101	$—	$3,507	$10,503	$25,608	$36,111	$(1,793)	(2)
Excelsior Warehouse	Norwalk, CA	Industrial	2020	1984	—	3,865	13,036	—	224	3,865	13,260	17,125	(731)	(2)
Industry Warehouse	Pico Rivera, CA	Industrial	2020	1990	—	2,115	9,180	—	—	2,115	9,180	11,295	(495)	(2)
Meridian Business 940	Aurora, IL	Industrial	2021	1998	18,500	5,626	19,858	—	23	5,626	19,881	25,507	(780)	(2)
Salem Self-Storage	Salem, OR	Self-Storage	2021	2006	—	7,768	35,421	15	46	7,783	35,467	43,250	(1,361)	(2)
South Loop Storage	Houston, TX	Self-Storage	2021	2002	—	1,881	7,776	9	32	1,890	7,808	9,698	(280)	(2)
Cortona Apartments	St. Louis, MO	Multifamily	2021	2014	45,000	8,376	52,619	8	213	8,384	52,832	61,216	(3,500)	(2)
Bixby Kennesaw	Kennesaw, GA	Student Housing	2021	2020	53,000	5,570	66,130	—	72	5,570	66,202	71,772	(2,107)	(2)
Tempe Student Housing	Tempe, AZ	Student Housing	2021	2017	65,500	18,406	135,886	—	251	18,406	136,137	154,543	(3,489)	(2)
Grove City Industrial	Grove City, OH	Industrial	2022	2000	15,900	2,618	22,939	—	26	2,618	22,965	25,583	(648)	(2)
3101 Agler Road	Columbus, OH	Industrial	2022	2021	11,000	1,947	15,511	—	7	1,947	15,518	17,465	(414)	(2)
Earth City Industrial	Earth City, MO	Industrial	2022	1995	24,600	5,524	28,380	—	145	5,524	28,525	34,049	(769)	(2)
Winston-Salem Self-Storage	Winston-Salem, NC	Self-Storage	2022	2008	—	2,267	8,718	18	12	2,285	8,730	11,015	(174)	(2)
Bend Self-Storage	Bend, OR	Self-Storage	2022	2018	—	3,350	13,189	6	12	3,356	13,201	16,557	(201)	(2)
Clarksville Self-Storage	Clarksville, TN	Self-Storage	2022	2002	—	4,660	17,259	76	5	4,736	17,264	22,000	(263)	(2)
Everly Roseland Apartments	Roseland, NJ	Multifamily	2022	1980	105,463	53,200	102,347	—	872	53,200	103,219	156,419	(2,713)	(2)
Cortlandt Crossing	Mohegan Lake, NY	Grocery-Anchored Retail	2022	2018	39,660	20,383	36,578	—	—	20,383	36,577	56,960	(1,142)	(2)
Portfolio Total					$378,623	$158,059	$606,928	$132	$5,447	$158,191	$612,374	$770,565	$(20,860)
(1)As of December 31, 2022, the aggregate cost basis for tax purposes was $762.1 million.
(2)Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.
The total included on Schedule III does not include furniture, fixtures and equipment totaling $11.5 million. Accumulated depreciation does not include $1.8 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2022 and 2021:

$ in thousands	December 31, 2022	December 31, 2021
Real Estate:
Balance at the beginning of year	$429,814	$60,800
Additions during the year:
Land and land improvements	94,063	47,645
Building and improvements	246,688	321,369
Balance at the end of the year	$770,565	$429,814

Accumulated Depreciation:
Balance at the beginning of year	$(3,908)	$(27)
Accumulated depreciation	(16,952)	(3,881)
Balance at the end of the year	$(20,860)	$(3,908)