Form 10-Q
period 2023-03-31
Invesco Real Estate Income Trust Inc.
filed 2023-05-12
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of May 11, 2023, the issuer had the following shares outstanding: 554,552 shares of Class T common stock, 351,856 shares of Class S common stock, 744,184 shares of Class D common stock, 4,139,784 shares of Class I common stock, 1,167,816 shares of Class E common stock and 13,523,324 shares of Class N common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	March 31, 2023	December 31, 2022
ASSETS
Investments in real estate, net	$755,017	$759,461
Investments in unconsolidated entities	125,068	127,360
Investments in commercial loans, at fair value	34,807	21,800
Investments in real estate-related securities, at fair value	29,209	23,512
Investments in affiliated fund, at fair value	28,712	14,969
Intangible assets, net	23,962	26,018
Cash and cash equivalents	12,609	39,888
Restricted cash	5,648	5,354
Other assets	19,273	20,796
Total assets	$1,034,305	$1,039,158

LIABILITIES
Mortgages payable, net	$375,501	$374,733
Financing obligation, net	53,752	53,752
Revolving credit facility	18,000	9,000
Due to affiliates	20,560	22,952
Accounts payable, accrued expenses and other liabilities	11,251	12,430
Total liabilities	479,064	472,867

Commitments and contingencies (See Note 17)	—	—

Class N redeemable common stock, $0.01 par value per share, 13,523,324 and 13,523,324 shares issued and outstanding, respectively	419,709	432,604
Redeemable non-controlling interest in INREIT OP	7,223	2,797

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 534,026 and 449,680 shares issued and outstanding, respectively	5	4
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 351,856 and 351,856 shares issued and outstanding, respectively	4	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 658,895 and 604,538 shares issued and outstanding, respectively	7	6
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,034,345 and 3,764,505 shares issued and outstanding, respectively	40	38
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,441,933 and 1,827,018 shares issued and outstanding, respectively	14	18
Additional paid-in capital	179,933	167,611
Accumulated deficit and cumulative distributions	(80,806)	(66,856)
Total stockholders' equity	99,238	100,866
Non-controlling interests in consolidated joint ventures	29,071	30,024
Total equity	128,309	130,890
Total liabilities, redeemable equity instruments and equity	$1,034,305	$1,039,158
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
$ in thousands except share amounts	2023	2022
Revenues
Rental revenue	$15,500	$9,663
Income from commercial loans	1,255	—
Other revenue	725	583
Total revenues	17,480	10,246
Expenses
Rental property operating	5,824	3,218
General and administrative	1,164	1,623
Management fee - related party	396	114
Performance participation interest - related party	—	2,121
Depreciation and amortization	7,391	8,778
Total expenses	14,775	15,854
Other income (expense), net
Income (loss) from unconsolidated entities, net	(453)	3,979
Income from real estate-related securities	118	28
Loss from investments in affiliated fund	(933)	—
Unrealized gain (loss) on derivative instruments	(2,346)	1,516
Interest expense	(5,321)	(2,037)
Other expense	(13)	(75)
Total other income (expense), net	(8,948)	3,411
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(6,243)	$(2,197)
Dividends to preferred stockholders	$(2)	$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures	755	14
Net loss attributable to non-controlling interest in INREIT OP	40	261
Net loss attributable to common stockholders	$(5,450)	$(1,924)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.14)
Weighted average shares of common stock outstanding, basic and diluted	20,583,532	13,684,665
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	12,729	—	12,733	—	12,733	(3)	—
Distribution reinvestment	—	—	—	—	—	—	—	270	—	270	—	270	—	—
Common stock repurchased	—	—	—	—	—	(4)	—	(13,021)	—	(13,025)	—	(13,025)	—	—
Share-based compensation	—	—	—	—	—	—	—	20	—	20	—	20	—	—
Net loss	—	—	—	—	—	—	—	—	(5,448)	(5,448)	(755)	(6,203)	—	(40)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	(8,500)	(8,500)	—	(8,500)	—	(78)
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,976
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	28	28	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(226)	(226)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	12,324	—	12,324	—	12,324	(12,892)	568
Balance at March 31, 2023	$41	$5	$4	$7	$40	$14	$—	$179,933	$(80,806)	$99,238	$29,071	$128,309	$419,709	$7,223

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	2	3	—	8	48,141	—	48,158	—	48,158	42,990	—
Distribution reinvestment	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,922)	(1,922)	(14)	(1,936)	—	(261)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4252 gross per share)	—	—	—	—	—	—	—	—	(5,876)	(5,876)	—	(5,876)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,025	2,025	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)	—	(30)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,182)	—	(10,182)	—	(10,182)	10,044	138
Balance at March 31, 2022	$41	$4	$4	$4	$5	$22	$20	$132,155	$(31,950)	$100,305	$6,002	$106,307	$277,701	$3,127
See accompanying notes to condensed consolidated financial statements

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2023	2022
Cash flows from operating activities:
Net loss	$(6,243)	$(2,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	396	114
Performance participation interest - related party	—	2,121
(Income) loss from unconsolidated entities, net	453	(3,979)
Depreciation and amortization	7,391	8,778
Share-based compensation	20	19
Straight-line rents	(305)	(359)
Amortization of below-market lease intangibles	(99)	(49)
Amortization of above-market lease intangibles	44	33
Amortization of deferred financing costs	406	293
Loss from investments in affiliated fund	933	—
Unrealized loss on real estate-related securities, net	322	160
Unrealized loss (gain) on derivative instruments	2,346	(1,516)
Distributions of earnings from investments in unconsolidated entities	795	989
Other items	206	123
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(261)	2,808
Increase in due to affiliates	1,026	1,510
Decrease (increase) in accounts payable, accrued expenses and other liabilities	(2,915)	508
Net cash provided by operating activities	4,515	9,356
Cash flows from investing activities:
Investments in unconsolidated entities	(369)	(3,068)
Investment in unconsolidated affiliated fund	(15,000)	—
Origination of commercial loan	(13,007)	—
Acquisitions of real estate	—	(150,997)
Pre-acquisition deposits	—	(6,118)
Capital improvements to real estate	(685)	(164)
Purchase of real estate-related securities	(6,249)	(11,161)
Proceeds from sale of real estate-related securities	287	—
Distributions of capital from investments in unconsolidated entities	1,413	—
Net cash used in investing activities	(33,610)	(171,508)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	—	42,999
Proceeds from issuance of common stock	12,737	48,535
Offering costs paid	(86)	—
Repurchase of common stock	(13,025)	—
Subscriptions received in advance	1,257	3,092
Proceeds from revolving credit facility	23,000	79,800
Repayment of revolving credit facility	(14,000)	(47,000)
Borrowings from mortgages payable	464	39,660
Purchase of derivative instruments	—	(1,808)
Payment of deferred financing costs	(300)	(534)
Common stock and INREIT OP unit distributions	(7,737)	(5,119)
Preferred stock dividends	(2)	(2)
Sale of interest to non-controlling interest	—	2,025
Contributions from non-controlling interests	28	—
Distributions to non-controlling interests	(226)	(95)
Net cash provided by financing activities	2,110	161,553
Net change in cash and cash equivalents and restricted cash	(26,985)	(599)
Cash and cash equivalents and restricted cash, beginning of period	45,242	15,499
Cash and cash equivalents and restricted cash, end of period	$18,257	$14,900

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$12,609	$9,633
Restricted cash	5,648	5,267
Total cash and cash equivalents and restricted cash	$18,257	$14,900
Supplemental disclosures:
Interest paid	$4,824	$1,570
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$—	$510
Issuance of Class E OP Units to non-controlling interests	$3,976	$3,280
Issuance of Class E shares for payment of management fees	$399	$—
Accrued capital expenditures	$280	$—
Distributions payable	$2,894	$2,132
Distribution reinvestment	$270	$80
Accrued offering costs due to affiliates	$320	$386
Adjustment to carrying value of redeemable equity instruments	$(12,324)	$10,182
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
In May 2021, we registered a public offering with the Securities and Exchange Commission (“SEC”) of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
We are also conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”).

On February 3, 2023, we, through our Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from our real properties or from third parties.
2.Summary of Significant Accounting Policies
Basis of Presentation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023 and 2022, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net income, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Income Taxes
For the three months ended March 31, 2023 and 2022, we recorded a net tax expense of approximately $14,000 and $75,000, respectively, located within other expense on our condensed consolidated statements of operations. As of March 31, 2023, we recorded a deferred tax liability of approximately $11,000. As of December 31, 2022, we recorded a deferred tax liability of approximately $3,000. This deferred liability was recorded within other liabilities on our condensed consolidated balance sheets. As of March 31, 2023, our tax years 2019 through 2022 remain subject to examination by the United States tax authorities.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	March 31, 2023	December 31, 2022
Building and improvements	$613,110	$612,374
Land and land improvements	158,191	158,191
Furniture, fixtures and equipment	11,590	11,514
Total	782,891	782,079
Accumulated depreciation	(27,874)	(22,618)
Investments in real estate, net	$755,017	$759,461
We did not record any impairment losses on investments in real estate for the three months ended March 31, 2023.
4.Investments in Unconsolidated Entities
As of March 31, 2023, we held four investments in unconsolidated entities for an aggregate investment balance of $125.1 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of March 31, 2023 and December 31, 2022 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	March 31, 2023	December 31, 2022
Vida JV LLC(2)	42.5%	$77,139	$79,478
San Simeon Holdings(3)	—	26,162	25,516
PTCR Holdco, LLC(4)	—	8,206	8,129
Retail GP Fund(5)	4.5% to 13.5%	13,561	14,237
Total		$125,068	$127,360
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of March 31, 2023, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of March 31, 2023, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Holdings”), a limited liability company that owns a multifamily property. Our preferred membership interest is mandatorily redeemable on December 15, 2023, although there are certain conditions that may accelerate the redemption date. The common member of San Simeon Holdings has two one-year options that may extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The investment yields a current pay rate of 7.00%, increasing by 0.25% during each extension term, as well as a preferred accrued return of 4.00% due upon redemption.
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

Our share of the unconsolidated entities’ income (loss) for the three months ended March 31, 2023 and 2022 were as follows:

$ in thousands	Company’s Share of Unconsolidated Entities' Income (Loss)
	Three Months Ended March 31,
Entity	2023	2022
Vida JV LLC	$(1,192)	$3,152
San Simeon Holdings	713	607
PTCR Holdco, LLC	266	174
Retail GP Fund	(240)	46
Total	$(453)	$3,979
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	March 31, 2023				December 31, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$406,177	$123,557	$598,929	$1,128,663	$407,405	$123,664	$595,006	$1,126,075
Total liabilities	(225,234)	(75,172)	(299,537)	(599,943)	(220,573)	(76,583)	(284,118)	(581,274)
Total equity	$180,943	$48,385	$299,392	$528,720	$186,832	$47,081	$310,888	$544,801
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$9,470	$2,661	$14,580	$26,711	$9,055	$2,464	$7,323	$18,842
Net income (loss)	$(2,802)	$613	$6,361	$4,172	$7,421	$720	$770	$8,911
We did not record any impairment losses on our investments in unconsolidated entities for the three months ended March 31, 2023.
5.Investments in Commercial Loans
As of March 31, 2023, we have the following investments in commercial loans:

				Current Principal Balance
$ in thousands	Origination Date	Loan Type	Interest Rate	March 31, 2023	December 31, 2022	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	SOFR + 7.21%	$21,800	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	SOFR + 8.00%	13,007	—	2/9/2025
Total				$34,807	$21,800
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three months ended March 31, 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $1.3 million in our condensed consolidated statements of operations. For the three months ended March 31, 2023, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value as of March 31, 2023.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	March 31, 2023
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$22,458	$(737)	$21,721	$(2,210)	$19,511	6.88%	11/21/2039
Corporate debt	4,978	(143)	4,835	(288)	4,547	5.00%	6/28/2027
Preferred stock of REITs	N/A	N/A	4,034	(789)	3,245	4.79%	N/A
Common stock of REITs	N/A	N/A	2,107	(201)	1,906	6.93%	N/A
Total	$27,436	$(880)	$32,697	$(3,488)	$29,209

	December 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$16,123	$(419)	$15,704	$(1,816)	$13,888	7.96%	11/16/2039
Corporate debt	4,978	(144)	4,834	(339)	4,495	5.15%	7/11/2025
Preferred stock of REITs	N/A	N/A	2,107	(267)	1,840	7.06%	N/A
Common stock of REITs	N/A	N/A	4,034	(745)	3,289	4.68%	N/A
Total	$21,101	$(563)	$26,679	$(3,167)	$23,512
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	March 31, 2023
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(30,007)	$17,359
Leasing commissions	5,895	(1,008)	4,887
Above-market lease intangibles	1,951	(235)	1,716
Total intangible assets, net	$55,212	$(31,250)	$23,962

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(659)	$2,245
Total intangible liabilities, net	$2,904	$(659)	$2,245

	December 31, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(28,038)	$19,328
Leasing commissions	5,774	(844)	4,930
Above-market lease intangibles	1,951	(191)	1,760
Total intangible assets, net	$55,091	$(29,073)	$26,018

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(560)	$2,344
Total intangible liabilities, net	$2,904	$(560)	$2,344
The estimated future amortization of our intangibles for each of the next five years and thereafter as of March 31, 2023 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2023 (remainder)	$2,046	$610	$132	$(352)
2024	2,602	642	176	(387)
2025	2,189	623	176	(387)
2026	2,184	620	176	(387)
2027	1,805	542	176	(300)
2028	1,672	507	176	(248)
Thereafter	4,861	1,343	704	(184)
	$17,359	$4,887	$1,716	$(2,245)
8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	March 31, 2023	December 31, 2022
Capitalized tax abatement, net(1)	$8,022	$8,166
Derivative instruments	6,999	9,345
Deferred rent	2,161	1,857
Prepaid expenses	940	581
Receivables, net	574	472
Deferred financing costs, net	299	102
Deposits	85	76
Other	193	197
Total	$19,273	$20,796
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2023, accumulated amortization of the capitalized tax abatements was $1.1 million, and the estimated annual amortization is $0.6 million.

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
As of March 31, 2023, we have entered into four interest rate caps and one interest rate swap. The following table summarizes the notional amount and other information related to these instruments as of March 31, 2023:

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$198,500	$2,666	$5,617	2.13%	1.56
Interest rate swap	1	52,500	N/A	1,382	2.73%	4.08
Total	5	$251,000	$2,666	$6,999
(1)The notional amount represents the amount of the borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, we reported a decrease in fair value of $2.3 million and an increase in fair value of $1.5 million, respectively. These changes are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations.

9.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$150,000	$18,000	$9,000
(1)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 6.21% and 1.91%, respectively.
(2)As of March 31, 2023, the borrowing capacity on the Revolving Credit Facility was $76.1 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of March 31, 2023, we were in compliance with all loan covenants in our revolving credit facility agreement.
Mortgage Notes Payable, Net
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	March 31, 2023	December 31, 2022
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	39,660
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	105,927	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	70,000
Total mortgages payable				379,087	378,623
Deferred financing costs, net				(3,586)	(3,890)
Mortgage notes payable, net				$375,501	$374,733
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreement that utilizes LIBOR contains LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 6.76% and 2.65%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.00% plus (ii) Daily Compounding SOFR. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 5.98% and 1.75%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 5.77% and 1.80%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2023 was 6.00%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three months ended March 31, 2023 was 5.31%.
As of March 31, 2023, we were in compliance with all loan covenants in our mortgage notes agreements.

Financing Obligation, Net
In connection with the Tempe Student Housing property, as of March 31, 2023 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of March 31, 2023:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2023 (remaining)	$—	$—	$3	$3
2024	18,000	—	6	18,006
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	215,587	15	215,602
2028	—	45,000	18	45,018
Thereafter	—	—	36,291	36,291
Total	$18,000	$379,087	$36,354	$433,441
10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	March 31, 2023	December 31, 2022
Intangible liabilities, net	$2,245	$2,344
Real estate taxes payable	1,918	2,466
Accrued interest expense	1,812	1,968
Tenant security deposits	1,306	1,323
Prepaid rental income	1,258	1,390
Subscriptions received in advance	1,257	1,843
Accounts payable and accrued expenses	1,123	824
Distributions payable	332	272
Total	$11,251	$12,430
11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with MassMutual:

$ in thousands, except share amounts	As of March 31, 2023		As of December 31, 2022
	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,061,114	$473,415	16,061,114	$473,415
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795
For the three months ended March 31, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $12.9 million to adjust the value of the Class N shares held by MassMutual to our March 31, 2023 NAV per Class N share. For the three months ended March 31, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.0 million to adjust the value of the Class N shares held by MassMutual to our March 31, 2022 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of March 31, 2023.

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
As of March 31, 2023 and December 31, 2022, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	83,872	—	53,224	265,404	13,601	—	416,101
Common stock repurchased	—	—	—	—	(401,116)	—	(401,116)
Distribution reinvestment	474	—	1,133	4,436	2,430	—	8,473
Balance at March 31, 2023	534,026	351,856	658,895	4,034,345	1,441,933	13,523,324	20,544,379

	Three Months Ended March 31, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	165,035	165,035	165,035	279,643	1,814	2,213,413	2,989,975
Distribution reinvestment	—	—	—	458	2,133	—	2,591
Balance at March 31, 2022	351,856	351,856	351,856	466,816	2,248,528	10,769,922	14,540,834
As of March 31, 2023 and December 31, 2022, all of our Class N shares have been classified as redeemable common stock because the only stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three months ended March 31, 2023 and 2022, we declared distributions of $8.6 million and $5.9 million, respectively. We accrued $2.6 million and $2.4 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Additionally, as of March 31, 2023 and December 31, 2022 we accrued $0.3 million, respectively, for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162
Stockholder servicing fee per share(1)(2)	—	(0.0193)	—	(0.0085)	—	—	—
Net distributions declared per share	$—	$0.3969	$0.4162	$0.4077	$0.4162	$0.4162	$0.4162

	Three Months Ended March 31, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4252	$0.4252	$0.4252	$0.4252	$0.4252	$0.4252
Stockholder servicing fee per share(1)	—	(0.0643)	(0.0643)	(0.0189)	—	—	—
Net distributions declared per share	$—	$0.3609	$0.3609	$0.4063	$0.4252	$0.4252	$0.4252
(1)See Note 15 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
(2)For Class S Common Stock, the stockholder servicing fee is rounded and may result in a net distribution equal to the gross distribution when the stockholder servicing fee is less than $0.0001 per share
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 15 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. For the three months ended March 31, 2023 and 2022, we recorded an allocation adjustment of $0.6 million and $0.1 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended March 31,
$ in thousands	2023	2022
Net loss allocated	$(40)	$(261)
Distributions	$78	$30
Adjustment to carrying value	$568	$138
As of March 31, 2023 and December 31, 2022, distributions payable to the Special Limited Partner were approximately $32,000 and $15,000, respectively.

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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three months ended March 31, 2023, we repurchased 401,116 shares of common stock for $13.0 million and fulfilled all repurchase requests that were made. For three months ended March 31, 2022, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
Share-Based Compensation Plan
For the three months ended March 31, 2023 and 2022, we awarded independent members of our board of directors 604 and 628 Class E shares, respectively, under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $20,000 and $19,000, respectively, of compensation expense related to these awards. As of March 31, 2023, 189,106 shares of common stock remain available for future issuance under the Incentive Plan.
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of March 31, 2023 and December 31, 2022, none of these investments were expected to be sold at a value materially different than NAV.

Valuation of Financial Instruments Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	March 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient(1)	Total at Fair Value
Investments in real estate-related securities	$5,151	$24,058	$—	$—	$29,209
Investments in commercial loans	—	—	34,807	—	34,807
Investment in affiliated fund	—	—	—	28,484	28,484
Interest rate caps	—	5,617	—	—	5,617
Interest rate swap	—	1,382	—	—	1,382
Total	$5,151	$31,057	$34,807	$28,484	$99,499

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient(1)	Total at Fair Value
Investments in real estate-related securities	$5,129	$18,383	$—	$—	$23,512
Investments in commercial loans	—	—	21,800	—	21,800
Investment in affiliated fund	—	—	—	14,969	14,969
Interest rate caps	—	7,167	—	—	7,167
Interest rate swap	—	2,178	—	—	2,178
Total	$5,129	$27,728	$21,800	$14,969	$69,626
(1)Our investment in unconsolidated affiliated fund is valued using the NAV as a practical expedient and is not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds on a monthly basis by giving notice 45 days prior.
Our commercial loan investments consist of two floating rate mezzanine loans we originated and are classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table details our investments in commercial loans:

$ in thousands	Investments in Commercial Loans
Balance as of December 31, 2022	$21,800
Loan originations	13,007
Net unrealized gain (loss)	—
Balance as of March 31, 2023	$34,807
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of March 31, 2023.

Type	Asset Class	Valuation Technique	Unobservable Input	Weighted Average Rate
Commercial loans	Industrial	Discounted cash flow	Discount rate	12.20%
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

	March 31, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$18,000	$18,000	$9,000	$9,000
Mortgage notes payable(1)	379,087	373,372	378,623	372,682
Financing obligation(1)	54,000	54,000	54,000	54,000
Total	$451,087	$445,372	$441,623	$435,682
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
14.DST Program

On February 3, 2023, we, through our Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (“DST Properties”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of the our common stock, cash, or a combination of both.

The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by our operating partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on our condensed consolidated balance sheets. Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (but not for income tax purposes), the DST Properties are included in our condensed consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. As of March 31, 2023, we have not sold any interests related to the DST Program. Thus, there is no financing obligation or interest payments related to the DST program on our condensed consolidated financial statements. Additionally, as we are the only investor in the DSTs as of March 31, 2023, the activity of the DSTs are fully consolidated into our condensed consolidated financial statements.

Upon the determination that it is probable that our Operating Partnership will exercise the FMV Option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. For the three months ended March 31, 2023, we determined that no property was eligible to exercise the FMV Option and no non-cash interest expense was recorded. We will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our condensed consolidated statements of operations. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the relevant DST and could fluctuate over time.

As of March 31, 2023, the Excelsior Warehouse and Industry Warehouse properties are included in our DST Program.

15.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	March 31, 2023	December 31, 2022
Advanced general and administrative expenses	$9,821	$8,626
Advanced offering costs	5,552	5,307
Distributions payable	2,562	2,378
Advanced organization expenses	1,474	1,474
Accrued stockholder servicing fee	858	891
Accrued management fee	262	266
Share-based compensation payable	20	20
Accrued affiliate service provider expenses	11	13
Performance participation interest	—	3,977
Total	$20,560	$22,952
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three months ended March 31, 2023, we incurred management fees of $0.4 million, of which $0.3 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of March 31, 2023. We have issued 12,336 Class E shares as payment for the management fees earned during the three months ended March 31, 2023. During the three months ended March 31, 2022, we incurred management fees of $0.1 million and issued 3,603 Class E shares as payment for those fees. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.

Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest is calculated and payable on an annual basis. For the three months ended March 31, 2023 the Special Limited Partner did not earn a performance participation interest. For the three months ended March 31, 2022 we incurred $2.1 million for the Special Limited Partner's performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. In February 2023, we issued 122,065 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2022 performance fee. Such units were issued at the NAV per unit as of December 31, 2022.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. During the three months ended March 31, 2023 and 2022, we incurred $0.3 million and $0.4 million, respectively, for costs of support personnel that were provided by the Adviser.
The Adviser and its affiliates facilitates the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the on-going management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, travel and IT support. The Adviser and its affiliates also facilitates the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the three months ended March 31, 2023 and 2022, we incurred a total of approximately $11,000 and $62,000, respectively, for these operational and travel expenses that were incurred by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of March 31, 2023 and December 31, 2022, for each period we have accrued we have accrued $0.9 million of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares which have been purchased by affiliates as of March 31, 2023. Any share repurchases or exchanges are not a component of the table but have been described in further detail below.

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	16,061,114	$473,415
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	416,893	—	738,701	48,216
Members of our board of directors and employees of our Adviser(4)	—	—	—	183	22,903	75,128	2,674
	165,126	165,126	165,126	417,076	2,017,067	18,867,167	$643,805
(1)In accordance with MassMutual’s subscription agreement, we have repurchased 2,537,790 of MassMutual Shares for $74.8 million. The amount presented is inclusive of the shares subsequently repurchased.
(2)Invesco Global Property Plus Fund (“IGP+”) purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares. Additionally, we have repurchased 875,273 Class E shares from IGP+ for $29.0 million. The amount presented is inclusive of the shares subsequently repurchased.
(3)Invesco Realty, Inc. purchased 738,701 of Class N shares for $20.0 million, and we subsequently exchanged these Class N shares for 186,731 Class T shares, 186,731 Class S shares, 186,731 Class D shares and 186,208 Class I shares. Additionally, we have repurchased 291,818 Class I shares from Invesco Realty, Inc. for $9.2 million. The amount presented is inclusive of the shares subsequently repurchased.
(4)Members of our board of directors and employees of our Adviser who are officers of the Company or serve on the Company’s steering committee purchased 75,128 Class N shares for $2.0 million, and we subsequently exchanged these Class N shares for 75,128 Class E shares.
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. The Adviser agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In 2023, we will reimburse the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022.
As of March 31, 2023 and December 31, 2022, the Adviser and its affiliates have incurred organization costs and offering expenses of $7.2 million and $6.8 million, respectively, on our behalf in connection with the Private Offerings and Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Operating Expenses Reimbursement
As of March 31, 2023 and December 31, 2022, the Adviser advanced on our behalf $9.8 million and $8.6 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets. The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Adviser has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2023 did not exceed the charter-imposed limitation.
Accrued Affiliate Service Provider Expenses
We have engaged and expect to continue to engage Pine Tree Commercial Realty, LLC (“Pine Tree”), a wholly owned subsidiary of PTCR Holdco, LLC, in which we have a preferred equity investment, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) for Cortlandt Crossing. The cost for such services is a percentage of the gross receipts and project costs, respectively.
During the three months ended March 31, 2023 and 2022, we incurred approximately $35,000 and $7,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
Investment in Affiliated Fund
As of March 31, 2023, we have invested $30.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.

16.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
17.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2023, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not subject to any material litigation or aware of any pending or threatened material litigation.
18.Tenant Leases
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
The following table details the components of operating lease income:

	Three Months Ended March 31,
$ in thousands	2023	2022
Fixed lease payments	$13,774	$8,807
Variable lease payments	1,726	856
Rental revenue	$15,500	$9,663
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands	Future Minimum
Year	Rents
2023 (remainder)	$8,867
2024	11,792
2025	11,238
2026	11,413
2027	11,217
2028	11,411
Thereafter	50,346
Total	$116,284
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

19.Segment Reporting
As of March 31, 2023, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Holdings and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest. Real estate revenues include revenues generated from owned properties and interest income generated from commercial loans.
The following table summarizes our total assets by segment:

$ in thousands	March 31, 2023	December 31, 2022
Healthcare	$77,139	$79,478
Office	38,138	38,487
Industrial	145,266	146,121
Self-Storage	90,288	92,182
Multifamily	224,403	226,417
Student Housing	236,002	238,648
Grocery-Anchored Retail	65,929	65,666
Real Estate Debt	89,453	62,285
Corporate and Other	67,687	89,874
Total assets	$1,034,305	$1,039,158

The following table summarizes our financial results by segment for the three months ended March 31, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$725	$2,878	$2,061	$4,041	$4,440	$1,355	$—	$—	$15,500
Income from commercial loans	—	—	—	—		—	—	1,255	—	1,255
Other revenue	—	—	81	230	145	269	—	—	—	725
Total revenues	—	725	2,959	2,291	4,186	4,709	1,355	1,255	—	17,480

Expenses:
Rental property operating	—	150	1,055	1,040	1,514	1,572	443	—	50	5,824
Total expenses	—	150	1,055	1,040	1,514	1,572	443	—	50	5,824
Income from unconsolidated entities, net	3,245	—	—	—	—	—	—	714	26	3,985
Loss from investments in affiliated fund	—	—	—	—	—	—	—	(933)	—	(933)
Income from real estate-related securities	—		—	—	—	—	—	—	118	118
Segment net operating income	$3,245	$575	$1,904	$1,251	$2,672	$3,137	$912	$1,036	$94	$14,826

Depreciation and amortization	$(4,438)	$(416)	$(1,373)	$(1,904)	$(1,602)	$(1,596)	$(498)	$—	$(2)	$(11,829)

General and administrative										(1,164)
Unrealized loss on derivative instruments										(2,346)
Interest expense										(5,321)
Management fee - related party										(396)
Other expense										(13)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(6,243)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										755
Net loss attributable to non-controlling interest in INREIT OP										40
Net loss attributable to common stockholders										$(5,450)
The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2023:

$ in thousands
Segment income from unconsolidated entities	$3,985
Depreciation and amortization attributable to unconsolidated entities	(4,438)
Income from unconsolidated entities, net	$(453)

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2023:

$ in thousands
Segment depreciation and amortization	$(11,829)
Depreciation and amortization attributable to unconsolidated entities	4,438
Depreciation and amortization	$(7,391)
The following table summarizes our financial results by segment for the three months ended March 31, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$737	$1,645	$1,103	$1,243	$4,213	$722	$—	$—	$9,663
Income from commercial loans	—	—	—	—	—	—	—	—	—	—
Other revenue	—	—	88	162	119	214	—	—	—	583
Total revenues	—	737	1,733	1,265	1,362	4,427	722	—	—	10,246

Expenses:
Rental property operating	—	131	449	396	414	1,576	210	—	42	3,218
Total expenses	—	131	449	396	414	1,576	210	—	42	3,218
Income from unconsolidated real estate entities, net	8,177	—	—	—	—	—	—	606	220	9,003
Income from real estate-related securities	—	—	—	—	—	—	—	—	28	28
Segment net operating income	$8,177	$606	$1,284	$869	$948	$2,851	$512	$606	$206	$16,059

Depreciation and amortization	$(5,024)	$(415)	$(582)	$(2,708)	$(493)	$(4,270)	$(247)	$—	$(63)	$(13,802)

General and administrative										(1,623)
Unrealized gain on derivative instruments										1,516
Interest expense										(2,037)
Management fee - related party										(114)
Performance participation interest - related party										(2,121)
Other income (expense)										(75)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(2,197)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										14
Net loss attributable to non-controlling interest in INREIT OP										261
Net loss attributable to common stockholders										$(1,924)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2022:

$ in thousands
Segment income from unconsolidated entities	$9,003
Depreciation and amortization attributable to unconsolidated entities	(5,024)
Income from unconsolidated entities, net	$3,979
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2022:

$ in thousands
Segment depreciation and amortization	$(13,802)
Depreciation and amortization attributable to unconsolidated entities	5,024
Depreciation and amortization	$(8,778)
20.Subsequent Events
Public Offering
Subsequent to March 31, 2023, we received total net proceeds of $6.6 million from the issuance of common stock in our Offering.
Subsequent to March 31, 2023, we received repurchase requests for $9.2 million, which have been paid in full as of May 11, 2023.

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
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. Although we make such statements based on assumptions we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

As of March 31, 2023, we own or have invested in 51 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of March 31, 2023, we also own real estate-related securities, have an investment in two commercial loans, and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
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
As of May 11, 2023, we have received aggregate gross proceeds of $135.8 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of May 11, 2023, we have received gross proceeds of $540.8 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). We commenced our first DST Offering in February 2023. As of May 11, 2023, we have not raised any proceeds from the DST program.

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

Q1 2023 Highlights
Operating Results
•Declared monthly net distributions totaling $8.6 million for the three months ended March 31, 2023. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.1%	5.4%	5.2%	5.3%	5.1%	5.2%
Year-to-Date Total Return, without upfront selling commissions(2)	(1.9)%	(1.9)%	(1.9)%	(1.9)%	(1.7)%	(1.7)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(5.3)%	(5.4)%	(3.4)%	(1.9)%	(1.7)%	(1.7)%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	10.9%	10.9%	11.0%	11.6%	13.6%	15.1%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	8.7%	8.7%	10.1%	11.6%	13.6%	15.1%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended March 31, 2023.
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
Investments
•Originated a floating rate mezzanine loan with a principal balance of $13.0 million during the three months ended March 31, 2023.
•Invested an additional $15.0 million in an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States. This additional investment brings our total investment in this affiliate to $30.0 million.
Capital Activity
•Raised $12.9 million of net proceeds from the sale of our common stock during the three months ended March 31, 2023.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of March 31, 2023:
The following charts describe the diversification of our investments in real estate based on fair value as of March 31, 2023:

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
As of March 31, 2023, we own interests in 51 properties, which we acquired for a total purchase price of $938.0 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of March 31, 2023:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	93%	$176,874	$3,245	15%
Office	1	80,980 sq. ft.	100%	35,729	725	3%
Industrial	6	1,432,432 sq. ft.	100%	146,641	2,959	14%
Self-Storage	10	627,190 sq. ft.	90%	113,773	2,291	11%
Multifamily	2	638 units	94%	233,204	4,186	20%
Student Housing	2	1,489 beds	100%	242,355	4,709	22%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	65,553	1,355	6%
Other(5)	9	2,605,214 sq. ft.	93%	36,548	26	—%
Total	51			$1,050,677	$19,496	91%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 2.6 million square feet for properties in which we have a non-controlling interest through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of March 31, 2023. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the three months ended March 31, 2023. Healthcare and Other segment revenue includes income from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of March 31, 2023:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	4	$89,453	$1,969	9%
(1)Based on fair value as of March 31, 2023. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the three months ended March 31, 2023. The Real Estate Debt segment revenue includes income (loss) from unconsolidated entities as a result of the San Simeon Holdings LLC investment and loss from investments in affiliated fund.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of March 31, 2023:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	93%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	100%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	90%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	87%
Winston-Salem Self-Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	91%
Bend Self-Storage	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	97%
Clarksville Self-Storage	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	89%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	96%
Everly Roseland Apartments(2)	1	Roseland, NJ	April 2022	57%	162,023	360	units	95%
Total Multifamily	2				233,106	638	units

Student Housing
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	99%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(3)	9	Various(3)	Various(3)	4.5% - 13.5%	14,429	2,605,214	sq. ft.	93%
Total Other	9				14,429	2,605,214	sq. ft.
Total Investment Properties	51				$938,005

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
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of March 31, 2023. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	31	$2,639	7%	392,593	15%
2024	41	4,349	11%	376,149	15%
2025	26	2,346	6%	85,078	3%
2026	21	5,549	14%	264,731	10%
2027	13	1,484	3%	52,428	2%
2028	13	3,738	9%	114,547	5%
2029	9	4,812	12%	416,696	16%
2030	5	2,235	5%	84,975	3%
2031	5	1,041	3%	121,601	5%
2032	7	632	1%	20,679	1%
Thereafter	51	11,554	29%	639,760	25%
Total	222	$40,379	100%	2,569,237	100%
(1)Annualized base rent is determined from the annualized March 31, 2023 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Holdings. Our initial equity investment of $13.8 million includes an interest reserve held in restricted cash of $0.8 million. As of March 31, 2023, we hold a total equity investment of $26.2 million. San Simeon Holdings owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 95% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting.
As of March 31, 2023, we have invested $30.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.

As of March 31, 2023, we have the following investments in commercial loans:

				Current Principal Balance
$ in thousands	Origination Date	Loan Type	Interest Rate	March 31, 2023	December 31, 2022	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	SOFR + 7.21%	$21,800	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	SOFR + 8.00%	13,007	—	2/9/2025
Total				$34,807	$21,800
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three months ended March 31, 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $1.3 million in our condensed consolidated statements of operations. For the three months ended March 31, 2023, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value as of March 31, 2023.
Investments in Liquid Real Estate-Related Securities
As of March 31, 2023, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of March 31, 2023:

	March 31, 2023
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$22,458	$(737)	$21,721	$(2,210)	$19,511	6.88%	11/21/2039
Corporate debt	4,978	(143)	4,835	(288)	4,547	5.00%	6/28/2027
Preferred stock of REITs	N/A	N/A	4,034	(789)	3,245	4.79%	N/A
Common stock of REITs	N/A	N/A	2,107	(201)	1,906	6.93%	N/A
Total	$27,436	$(880)	$32,697	$(3,488)	$29,209
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended March 31,
$ in thousands	2023	2022	2023 vs. 2022
Revenues
Rental revenue	$15,500	$9,663	$5,837
Income from commercial loans	1,255	—	1,255
Other revenue	725	583	142
Total revenues	17,480	10,246	7,234
Expenses
Rental property operating	5,824	3,218	2,606
General and administrative	1,164	1,623	(459)
Management fee - related party	396	114	282
Performance participation interest - related party	—	2,121	(2,121)
Depreciation and amortization	7,391	8,778	(1,387)
Total expenses	14,775	15,854	(1,079)
Other income (expense), net
Income (loss) from unconsolidated entities, net	(453)	3,979	(4,432)
Income from real estate-related securities	118	28	90
Loss from investments in affiliated fund	(933)	—	(933)
Unrealized gain (loss) on derivative instruments	(2,346)	1,516	(3,862)
Interest expense	(5,321)	(2,037)	(3,284)
Other expense	(13)	(75)	62
Total other income (expense), net	(8,948)	3,411	(12,359)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(6,243)	$(2,197)	$(4,046)
Dividends to preferred stockholders	$(2)	$(2)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	755	14	741
Net loss attributable to non-controlling interest in INREIT OP	40	261	(221)
Net loss attributable to common stockholders	$(5,450)	$(1,924)	$(3,526)
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue, other revenue and rental property operating expenses each increased $5.8 million, $0.1 million and $2.6 million, respectively, during the three months ended March 31, 2023 compared to three months ended March 31, 2022 as we purchased seven properties for $216.8 million since April 2022.

Income from Commercial Loan and Unrealized Gain (Loss) on Commercial Loan
During the three months ended March 31, 2023, income from commercial loans increased $1.3 million compared to the three months ended March 31, 2022, due to the origination of two floating rate mezzanine loans in September 2022 and January 2023.
General and Administrative Expenses
During the three months ended March 31, 2023, general and administrative expenses decreased $0.5 million compared to the three months ended March 31, 2022. The decrease was primarily due to a reduction in various corporate level expenses during the quarter compared to the prior period partially as a result of fewer transactions.

Management Fee
During the three months ended March 31, 2023, the management fee increased $0.3 million compared to the three months ended March 31, 2022 due to the increase of our NAV, on which the management fee is based.
Performance Participation Interest
During the three months ended March 31, 2023, the performance participation interest decreased $2.1 million compared to the three months ended March 31, 2022. The decrease was due to a valuation decrease primarily related to real estate and derivatives in the first quarter of 2023 compared to a valuation increase related to real estate and derivatives in the corresponding period in 2022.
Depreciation and Amortization
During the three months ended March 31, 2023, depreciation and amortization decreased $1.4 million compared to the three months ended March 31, 2022, primarily due to the purchase of student housing and self storage properties in 2022 that significantly increased depreciation at the time but has leveled off in 2023 due to the nature of the short term leases associated with those property types.
Income (Loss) from Unconsolidated Entities, Net
During the three months ended March 31, 2023, our income from unconsolidated entities, net decreased $4.4 million compared to the three months ended March 31, 2022. The decrease was primarily due to unrealized losses on the derivative swap for Vida JV LLC and unrealized losses due to a decline in property valuations in our Retail GP Fund and Vida JV LLC properties.
Income from Real Estate-Related Securities
During the three months ended March 31, 2023, our income from real estate-related securities increased by $0.1 million, compared to the three months ended March 31, 2022. The increase in income was primarily due to dividends from common stock and interest income from investments in CMBS, partially offset by unrealized losses on our real estate-related debt securities.
Loss from Investments in Affiliated Fund
During the three months ended March 31, 2023, our loss from investments in affiliated fund increased by approximately $0.9 million compared to the three months ended March 31, 2022, due to our investments in an affiliate of Invesco in October 2022 and January 2023. The loss from investments in affiliated fund is primarily a result of valuation decreases at the affiliated fund.
Unrealized Gain (Loss) on Derivative Instruments
During the three months ended March 31, 2023, we held four interest rate caps and one interest rate swap compared to two interest rate caps held during the three months ended March 31, 2022. These derivatives have collectively decreased in value by $3.9 million compared to the three months ended March 31, 2022.
Interest Expense
During the three months ended March 31, 2023, interest expense increased $3.3 million compared to the three months ended March 31, 2022. The increase is due to rising interest rates and an increase in our borrowings. See “— Liquidity and Capital Resources” below as well as Note 9 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not record any impairment during the three months ended March 31, 2023.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended March 31,
$ in thousands	2023	2022
Net loss attributable to our stockholders	$(5,450)	$(1,924)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	7,391	8,778
Amount attributed to unconsolidated entities for above adjustment	2,567	2,135
Amount attributed to non-controlling interests for above adjustment	(564)	(112)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(47)	—
FFO attributable to our stockholders	3,897	8,877
Adjustments to arrive at AFFO:
Straight-line rental income	(305)	(359)
Amortization of capitalized tax abatement(1)	144	103
Amortization of above- and below-market lease intangibles	(55)	(16)
Amortization of deferred financing costs	406	207
Accrued preferred return from preferred membership interest	(261)	(251)
Accrued preferred return from preferred equity investment	(88)	(85)
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	3,891	(1,356)
Non-cash share based compensation awards	20	19
Non-cash performance participation interest	—	2,121
Other operating expenses(3)	—	(321)
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	1,222	(3,363)
Amount attributed to unconsolidated entities for above adjustments	(195)	(191)
Amount attributed to non-controlling interests for above adjustments	(375)	5
AFFO attributable to our stockholders	8,301	5,390
Adjustments to arrive at FAD:
Non-cash management fee	396	114
Stockholder servicing fees	(15)	—
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(315)	(102)
Realized losses on financial instruments (5)	341	—
Recurring capital expenditures attributed to unconsolidated entities(4)	(584)	(513)
Recurring capital expenditures attributed to non-controlling interests(4)	69	—
FAD attributable to our stockholders	$8,193	$4,889
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations included herein.
(2)Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate-related securities, investments in affiliated funds and derivatives.
(3)Represents the repayment of operating expenses the Adviser advanced on our behalf through December 31, 2021.
(4)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.
(5)Realized losses on financial instruments relates to the sale of real estate related securities and realized losses on our investment in affiliated fund.

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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	March 31, 2023
Stockholders' equity	$99,238
Adjustments:
Class N redeemable common stock(1)	419,709
Unrealized net real estate and borrowings appreciation(2)	31,388
Accumulated depreciation and amortization(3)	78,576
Organization costs, offering costs and certain operating expenses(4)	11,980
Redeemable non-controlling interests attributable to INREIT OP(5)	7,223
Accrued stockholder servicing fee(6)	852
Straight-line rent receivable(7)	(4,653)
Other assets(4)	(886)
Other	(228)
NAV	$643,199
(1)Massachusetts Mutual Life Insurance Company’s Class N shares have been classified as redeemable common stock, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q, because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable. We include the value of these shares as a component of our NAV.
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
(5)The Class E units in INREIT Operating Partnership held by Invesco REIT Special Limited Partner L.L.C have been classified as redeemable common stock, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in INREIT Operating Partnership on our consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C has the contractual right to redeem the units under certain circumstances.

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
The following table provides a breakdown of the major components of our total NAV as of March 31, 2023:

$ in thousands, except share/unit data
Components of NAV	March 31, 2023
Investments in real estate	$870,405
Investments in unconsolidated entities	149,771
Investments in commercial loans	34,807
Investments in real estate-related securities	29,209
Investments in affiliated fund	28,484
Cash and cash equivalents	12,609
Restricted cash	5,648
Other assets	8,926
Mortgage notes, revolving credit facility and financing obligation, net	(441,538)
Subscriptions received in advance	(1,257)
Other liabilities	(15,208)
Management fee payable	(262)
Accrued stockholder servicing fees	(6)
Non-controlling interests in joint-ventures	(38,389)
Net asset value	$643,199
Number of outstanding shares/units	20,772,712

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2023:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$16,191	$10,654	$19,954	$122,831	$45,615	$420,731	$7,223	$643,199
Number of outstanding shares/units	534,026	351,856	658,895	4,034,345	1,441,934	13,523,323	228,333	20,772,712
NAV Per Share/Unit as of March 31, 2023	$30.3180	$30.2789	$30.2835	$30.4464	$31.6349	$31.1115	$31.6349
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the March 31, 2023 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.6%	5.6%
Office	7.5%	6.5%
Industrial	6.7%	5.5%
Self-Storage	7.6%	5.6%
Multifamily	6.8%	5.1%
Student Housing	6.9%	5.3%
Retail	8.3%	7.3%

These assumptions are determined by Capright, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+2.0%	+1.9%	+2.0%	+1.9%	+2.0%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+3.0%	+2.4%	+3.1%	+2.8%	+3.4%	+3.0%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.7)%	(2.2)%	(2.9)%	(2.6)%	(3.0)%	(2.8)%	(1.8)%
Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2023:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2023	$0.1339	$0.1395	$0.1367	$0.1395	$0.1395	$0.1395
February 28, 2023	0.1311	0.1372	0.1346	0.1372	0.1372	0.1372
March 31, 2023	0.1319	0.1395	0.1364	0.1395	0.1395	0.1395
Total	$0.3969	$0.4162	$0.4077	$0.4162	$0.4162	$0.4162

For the three months ended March 31, 2023 and 2022, we declared distributions in the amount of $8.6 million and $5.9 million, respectively.
The following tables summarizes our distributions declared during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$8,289	97%	$5,796	99%
Reinvested in shares	289	3%	80	1%
Total distributions	$8,578	100%	$5,876	100%
Sources of Distributions
Cash flows from operating activities	$4,515	53%	$5,876	49%
Distributions of capital from investments in unconsolidated entities	1,413	16%	—	51%
Financing proceeds	2,650	31%	—	—%
Total sources of distributions	$8,578	100%	$5,876	100%

Cash flows from operating activities	$4,515		$9,356
Funds from Operations(1)	$3,897		$8,877
(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
Liquidity and Capital Resources
Liquidity

We believe that with respect to liquidity, we are well positioned with $88.7 million of immediate liquidity as of March 31, 2023, made up of $76.1 million of undrawn capacity on our Revolving Credit Facility and $12.6 million of cash and cash equivalents. In addition, we hold $29.2 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Offering, DST Offering and any future offerings we may conduct, including through the DST Program, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offerings, the Offering and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

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
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In January 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022.
As of March 31, 2023, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.7 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of March 31, 2023, the Adviser had incurred organization costs and offering expenses of $2.5 million on our behalf in connection with the Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the Adviser advanced on our behalf $9.8 million and $8.6 million, respectively, for general and administrative expenses. The Adviser has advanced all of our operating expenses (excluding the organization and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Adviser has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.

Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2023 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of March 31, 2023.
Through December 31, 2024, we may choose to repurchase Class N shares from MassMutual on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require use to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through December 31, 2024, we may require MassMutual to purchase additional Class N shares in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.
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
Capital Resources
As of March 31, 2023, our indebtedness includes a revolving credit facility, six mortgages secured by their corresponding properties and a financing obligation.
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$150,000	$18,000	$9,000
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 6.21% and 1.91%, respectively.
(2)As of March 31, 2023, the borrowing capacity on the Revolving Credit Facility was $76.1 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.

The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	March 31, 2023	December 31, 2022
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	39,660
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	105,927	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	70,000
Total mortgages payable				379,087	378,623
Deferred financing costs, net				(3,586)	(3,890)
Mortgage notes payable, net				$375,501	$374,733
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 6.76% and 2.65%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.00% plus (ii) Daily Compounding SOFR. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 5.98% and 1.75%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2023 and 2022 was 5.77% and 1.80%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2023 was 6.00%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three months ended March 31, 2023 was 5.31%.
As of March 31, 2023, we were in compliance with all loan covenants in our mortgage notes.
In connection with the Tempe Student Housing property, as of March 31, 2023 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
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
At March 31, 2023, we had cash and cash equivalents of $12.6 million and restricted cash of $5.6 million. Our restricted cash primarily consists of property tax and insurance escrows, security deposits and subscriptions received in advance. Restricted cash also includes an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.

We currently have no deposits or lines of credit with community or regional banking organizations, as such terms are defined by the Federal Reserve. Both of the commercial loans we hold are mezzanine loans for which the senior loan is held by a community or regional banking organization and in each case the senior loan is fully funded with no future funding obligation. Our Adviser and its affiliates use a formal bank monitoring program to seek to ensure a comprehensive and disciplined approach for the selection and ongoing monitoring of the financial institutions with whom funds and companies managed by our Adviser and its affiliates, such as our Company, do business. All financial institutions with which we do business must be initially approved by Invesco’s treasurer and are subject to ongoing monitoring.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings, DST offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
$ in thousands	2023	2022
Cash flows provided by operating activities	$4,515	$9,356
Cash flows used in investing activities	(33,610)	(171,508)
Cash flows provided by financing activities	2,110	161,553
Net decrease in cash and cash equivalents and restricted cash	$(26,985)	$(599)
Operating Activities — Cash flows provided by operating activities decreased $4.8 million for the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to increases in interest expense and accounts payable which were partially offset by decreases in income from unconsolidated investments and other assets.
Investing Activities — Cash flows used in investing activities decreased $137.9 million during the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in acquisitions of real estate, but was offset by an investment in an affiliated fund and the origination of a commercial loan.
Financing Activities — Cash flows provided by financing activities decreased $159.4 million for the three months ended March 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in net proceeds from the issuance of our common stock of 78.8 million, a decrease in net proceeds from borrowings of $63.0 million from the Revolving Credit Facility and mortgages payable and an increase in common stock repurchases of $13.0 million.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.
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
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with floating rate debt secured by our properties, our Revolving Credit Facility, our investments in real estate securities, our investment in commercial loans and our investment in an affiliated debt fund. We are also subject to interest rate risk through our investments in unconsolidated entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates and through interest rate protection agreements to cap a portion of our variable rate debt. Additionally, we may hedge our interest rate risk by using derivative contracts to fix the interest expense on a portion of our floating-rate debt.
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the LIBOR or SOFR (collectively, the “Reference Rates”). As of March 31, 2023, we had borrowed $397.1 million under our Revolving Credit Facility and mortgage notes. Of our total borrowings, $322.4 million bears variable rate interest. For the three months ended March 31, 2023 a 50 basis point increase in the Reference Rates would have resulted in an increase in interest expense of approximately $87,000, net of the impact of our interest rate hedges. Additionally, the payments related to our financing obligation of $54.0 million are subject to annual increases of 102% of the prior year’s payment plus periodic adjustments every ten years based on the Consumer Price Index for All Urban Consumers: All Items.
We may be exposed to interest rate risk as it relates to the replacement of LIBOR with appropriate replacement rates. As of March 31, 2023, of our total borrowings under the Revolving Credit Facility and mortgage notes of $322.4 million that bear variable interest rates, 14% are indexed to LIBOR. Additionally, the mortgage notes indexed to LIBOR includes LIBOR replacement language. Though the final spread and reference rate may depend on various aspects of negotiations, we do not believe we have outsized risk.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the three months ended March 31, 2023 a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investment in real estate-related debt securities of approximately $7,000.
As of March 31, 2023, we have originated $34.8 million of variable rate mezzanine commercial loans that are indexed to SOFR For the three months ended March 31, 2023 a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease in income from the commercial loans of approximately $40,000.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures (a) are effective to reasonably ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On January 3, 2023, February 1, 2023 and March 1, 2023 we issued 3,922, 4,169 and 4,124 unregistered Class E shares of common stock to the Adviser for payment of management fees, respectively, for total consideration of $0.4 million.
On January 13, 2023, February 13, 2023 and March 13, 2023, we issued 414, 423, and 422 unregistered Class E shares of common stock, respectively, as part of the distribution reinvestment program for total consideration of approximately $41,000.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof because they were not part of any public offering and did not involve any general solicitation or general advertising.
Use of Offering Proceeds from the Offering
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering of up to $3.0 billion in shares of common stock (in any combination of purchases of Class T, Class S, Class D, Class I and Class E shares of our common stock), consisting of up to $2.4 billion in shares in our primary offering and up to $600 million in shares pursuant to its distribution reinvestment plan, was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.
The following table presents information about the Offering and use of proceeds therefrom as of March 31, 2023:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	182,261	91	307,129	1,694,966	2,025,753	4,210,200
Gross offering proceeds	$5,959	$3	$9,804	$53,887	$59,540	$129,193
Selling commissions and other dealer manager fees	(171)	—	(7)	—	—	(178)
Accrued stockholder servicing fees	(16)	—	(12)	—	—	(28)
Net offering proceeds	$5,772	$3	$9,785	$53,887	$59,540	$128,987
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.
We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $934.0 million of real estate and real estate-related investments, $34.2 million of commercial loan originations, $30.9 million in real estate-related securities and the repurchase of $113.0 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $18.0 million of financing from the Revolving Credit Facility and $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchases
During the three months ended March 31, 2023, we repurchased shares of our Class E common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2023	153,449	$32.58	153,449	—
February 2023	246,898	32.40	246,898	—
March 2023	769	32.29	769	—
	401,116	$32.47	401,116	—
(1)Total number of shares repurchased as part of publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: May 11, 2023