Form 10-Q
period 2023-06-30
Invesco Real Estate Income Trust Inc.
filed 2023-08-11
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of August 11, 2023, the issuer had the following shares outstanding: 585,603 shares of Class T common stock, 413,851 shares of Class S common stock, 766,963 shares of Class D common stock, 4,438,020 shares of Class I common stock, 1,186,278 shares of Class E common stock and 13,523,324 shares of Class N common stock.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and six months ended June 30, 2023 and June 30, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53

ITEM 4.	CONTROLS AND PROCEDURES	54

PART II	OTHER INFORMATION	55

ITEM 1.	LEGAL PROCEEDINGS	55

ITEM 1A.	RISK FACTORS	55

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	56

ITEM 4.	MINE SAFETY DISCLOSURES	56

ITEM 5.	OTHER INFORMATION	56

ITEM 6.	EXHIBITS	57

SIGNATURES		58

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	June 30, 2023	December 31, 2022
ASSETS
Investments in real estate, net	$751,583	$759,461
Investments in unconsolidated entities	124,315	127,360
Investments in commercial loans, at fair value	34,807	21,800
Investments in real estate-related securities, at fair value	28,871	23,512
Investments in affiliated fund, at fair value	28,583	14,969
Intangible assets, net	23,063	26,018
Cash and cash equivalents	11,499	39,888
Restricted cash	6,056	5,354
Other assets	22,615	20,796
Total assets	$1,031,392	$1,039,158

LIABILITIES
Mortgages payable, net	$377,106	$374,733
Financing obligation, net	53,752	53,752
Revolving credit facility	17,900	9,000
Due to affiliates	21,462	22,952
Accounts payable, accrued expenses and other liabilities	13,154	12,430
Total liabilities	483,374	472,867

Commitments and contingencies (See Note 17)	—	—

Class N redeemable common stock, $0.01 par value per share, 13,523,324 and 13,523,324 shares issued and outstanding, respectively	415,766	432,604
Redeemable non-controlling interest in INREIT OP	7,154	2,797

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 572,182 and 449,680 shares issued and outstanding, respectively	6	4
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 365,807 and 351,856 shares issued and outstanding, respectively	4	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 754,517 and 604,538 shares issued and outstanding, respectively	8	6
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,235,505 and 3,764,505 shares issued and outstanding, respectively	42	38
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,175,576 and 1,827,018 shares issued and outstanding, respectively	12	18
Additional paid-in capital	185,223	167,611
Accumulated deficit and cumulative distributions	(89,362)	(66,856)
Total stockholders' equity	95,974	100,866
Non-controlling interests in consolidated joint ventures	29,124	30,024
Total equity	125,098	130,890
Total liabilities, redeemable equity instruments and equity	$1,031,392	$1,039,158
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands except share data	2023	2022	2023	2022
Revenues
Rental revenue	$15,552	$13,264	$31,052	$22,927
Income from commercial loans	919	—	2,174	—
Other revenue	753	643	1,478	1,226
Total revenues	17,224	13,907	34,704	24,153
Expenses
Rental property operating	6,768	4,925	12,592	8,143
General and administrative	1,457	1,289	2,621	2,912
Management fee - related party	418	187	814	301
Performance participation interest - related party	—	2,273	—	4,394
Depreciation and amortization	6,139	11,710	13,530	20,488
Total expenses	14,782	20,384	29,557	36,238
Other income (expense), net
Income from unconsolidated entities, net	813	1,728	360	5,707
Losses from real estate-related securities	(195)	(1,123)	(77)	(1,095)
Income (loss) from investments in affiliated fund	515	—	(418)	—
Unrealized gain (loss) on derivative instruments	1,800	954	(546)	2,470
Interest expense	(5,476)	(3,238)	(10,797)	(5,275)
Other income (expense)	85	(9)	72	(84)
Total other income (expense), net	(2,458)	(1,688)	(11,406)	1,723
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(16)	$(8,165)	$(6,259)	$(10,362)
Dividends to preferred stockholders	$(2)	$(2)	$(4)	$(4)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(39)	430	716	444
Net (income) loss attributable to non-controlling interest in INREIT OP	(8)	38	32	299
Net loss attributable to common stockholders	$(65)	$(7,699)	$(5,515)	$(9,623)

Loss per share:
Net loss per share of common stock, basic and diluted	$—	$(0.49)	$(0.27)	$(0.66)
Weighted average shares of common stock outstanding, basic and diluted	20,579,561	15,647,218	20,583,036	14,671,363
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	12,729	—	12,733	—	12,733	(3)	—
Distribution reinvestment	—	—	—	—	—	—	—	270	—	270	—	270	—	—
Common stock repurchased	—	—	—	—	—	(4)	—	(13,021)	—	(13,025)	—	(13,025)	—	—
Share-based compensation	—	—	—	—	—	—	—	20	—	20	—	20	—	—
Net loss	—	—	—	—	—	—	—	—	(5,448)	(5,448)	(755)	(6,203)	—	(40)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	(8,500)	(8,500)	—	(8,500)	—	(78)
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,976
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	28	28	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(226)	(226)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	12,324	—	12,324	—	12,324	(12,892)	568
Balance at March 31, 2023	$41	$5	$4	$7	$40	$14	$—	$179,933	$(80,806)	$99,238	$29,071	$128,309	$419,709	$7,223
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	11,199	—	11,203	—	11,203	(2)	—
Distribution reinvestment	—	—	—	—	—	—	—	324	—	324	—	324	—	—
Common stock repurchased	—	—	—	—	—	(2)	—	(10,175)	—	(10,177)	—	(10,177)	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(63)	(63)	39	(24)	—	8
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	(8,491)	(8,491)	—	(8,491)	—	(95)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	191	191	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(177)	(177)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	3,923	—	3,923	—	3,923	(3,941)	18
Balance at June 30, 2023	$41	$6	$4	$8	$42	$12	$—	$185,223	$(89,362)	$95,974	$29,124	$125,098	$415,766	$7,154
See accompanying notes to condensed consolidated financial statements

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	2	3	—	8	48,141	—	48,158	—	48,158	42,990	—
Distribution reinvestment	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,922)	(1,922)	(14)	(1,936)	—	(261)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4252 gross per share)	—	—	—	—	—	—	—	—	(5,876)	(5,876)	—	(5,876)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,025	2,025	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)	—	(30)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,182)	—	(10,182)	—	(10,182)	10,044	138
Balance at March 31, 2022	$41	$4	$4	$4	$5	$22	$20	$132,155	$(31,950)	$100,305	$6,002	$106,307	$277,701	$3,127
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	4	—	—	13,057	—	13,061	—	13,061	44,188	—
Distribution reinvestment	—	—	—	—	—	—	—	129	—	129	—	129	—	—
Common stock repurchased	—	—	—	—	(3)	—	—	(9,197)	—	(9,200)	—	(9,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(7,697)	(7,697)	(430)	(8,127)	—	(38)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4215 gross per share)	—	—	—	—	—	—	—	—	(6,558)	(6,558)	—	(6,558)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	25,400	25,400	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(144)	(144)	—	(44)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,374)	—	(10,374)	—	(10,374)	10,246	128
Balance at June 30, 2022	$41	$4	$4	$4	$26	$22	$—	$125,789	$(46,207)	$79,683	$30,828	$110,511	$327,340	$3,173
See accompanying notes to condensed consolidated financial statements

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
$ in thousands	2023	2022
Cash flows from operating activities:
Net loss	$(6,259)	$(10,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	814	301
Performance participation interest - related party	—	4,394
Income from unconsolidated entities, net	(360)	(5,707)
Depreciation and amortization	13,530	20,488
Share-based compensation	39	38
Straight-line rents	(624)	(719)
Amortization of below-market lease intangibles	(198)	(50)
Amortization of above-market lease intangibles	87	77
Amortization of deferred financing costs	853	645
Loss from investments in affiliated fund	418	—
Unrealized loss on real estate-related securities, net	616	1,554
Unrealized loss (gain) on derivative instruments	546	(2,470)
Distributions of earnings from investments in unconsolidated entities	1,314	3,413
Other items	754	392
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
(Increase) decrease in other assets	(842)	2,525
Increase in due to affiliates	1,112	1,574
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(945)	1,136
Net cash provided by operating activities	10,855	17,229
Cash flows from investing activities:
Investments in unconsolidated entities	(651)	(3,720)
Investment in unconsolidated affiliated fund	(15,000)	—
Origination of commercial loan	(13,007)	—
Acquisitions of real estate	—	(342,453)
Pre-acquisition deposits	—	(480)
Capital improvements to real estate	(2,533)	(223)
Purchase of real estate-related securities	(8,826)	(14,235)
Proceeds from sale of real estate-related securities	2,590	—
Distributions of capital from investments in unconsolidated entities	2,742	—
Net cash used in investing activities	(34,685)	(361,111)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	—	87,202
Proceeds from issuance of common stock	24,395	61,833
Offering costs paid	(124)	—
Repurchase of common stock	(23,202)	(13,995)
Subscriptions received in advance	1,619	6,328
Proceeds from revolving credit facility	34,100	123,400
Repayment of revolving credit facility	(25,200)	(136,800)
Borrowings from mortgages payable	1,716	214,925
Purchase of derivative instruments	(323)	(1,808)
Payment of deferred financing costs	(300)	(2,987)
Common stock and INREIT OP unit distributions	(16,350)	(11,482)
Preferred stock dividends	(4)	(4)
Sale of interest to non-controlling interest	—	22,462
Contributions from non-controlling interests	219	4,963
Distributions to non-controlling interests	(403)	(283)
Net cash (used in) provided by financing activities	(3,857)	353,754
Net change in cash and cash equivalents and restricted cash	(27,687)	9,872
Cash and cash equivalents and restricted cash, beginning of period	45,242	15,499
Cash and cash equivalents and restricted cash, end of period	$17,555	$25,371

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$11,499	$16,144
Restricted cash	6,056	9,227
Total cash and cash equivalents and restricted cash	$17,555	$25,371
Supplemental disclosures:
Interest paid	$10,175	$4,128
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$—	$1,331
Issuance of Class E OP Units to non-controlling interests	$3,976	$3,280
Issuance of Class E shares for payment of management fees	$797	$157
Accrued capital expenditures	$334	$508
Distributions payable	$2,870	$2,198
Distribution reinvestment	$594	$209
Accrued offering costs due to affiliates	$1,137	$795
Adjustment to carrying value of redeemable equity instruments	$(16,247)	$20,556
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

In February 2023, we, through our Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from our real properties or from third parties.
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
As of June 30, 2023 and 2022, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net loss, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Income Taxes
For the three and six months ended June 30, 2023, we recorded a net tax expense of approximately $3,000 and $17,000, respectively, located within other expense on our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, we recorded a net tax expense of approximately $9,000 and $84,000, respectively, located within other expense on our consolidated statements of operations. As of June 30, 2023, we recorded neither a deferred tax asset or deferred tax liability. As of December 31, 2022, we recorded a deferred tax asset of approximately $3,000. This deferred tax asset was recorded within other assets on our condensed consolidated balance sheets. As of June 30, 2023, our tax years 2019 through 2022 remain subject to examination by the United States tax authorities.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	June 30, 2023	December 31, 2022
Building and improvements	$614,869	$612,374
Land and land improvements	158,197	158,191
Furniture, fixtures and equipment	11,674	11,514
Total	784,740	782,079
Accumulated depreciation	(33,157)	(22,618)
Investments in real estate, net	$751,583	$759,461
We did not record any impairment losses on investments in real estate for the three and six months ended June 30, 2023.
4.Investments in Unconsolidated Entities
As of June 30, 2023, we held five investments in unconsolidated entities for an aggregate investment balance of $124.3 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of June 30, 2023 and December 31, 2022 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	June 30, 2023	December 31, 2022
Vida JV LLC(2)	42.5%	$76,242	$79,478
San Simeon Holdings(3)	—	26,434	25,516
PTCR Holdco, LLC(4)	—	8,285	8,129
Retail GP Fund(5)	4.5% to 13.5%	13,342	14,237
Homestead Communities, LLC(6)	50%	12	—
Total		$124,315	$127,360
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of June 30, 2023, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of June 30, 2023, Vida JV LLC owned a portfolio of twenty medical office buildings.
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
(6)We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufacturing housing through a joint venture, Homestead Communities, LLC (“Homestead”). An affiliated Invesco fund owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded.

Our share of the unconsolidated entities’ income (loss) for the three and six months ended June 30, 2023 and 2022 were as follows:

$ in thousands	Company’s Share of Unconsolidated Entities' Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2023	2022	2023	2022
Vida JV LLC	$293	$447	$(899)	$3,599
San Simeon Holdings	735	640	1,448	1,247
PTCR Holdco, LLC	268	361	534	535
Retail GP Fund	(219)	280	(459)	326
Homestead Communities, LLC	(264)	—	(264)	—
Total	$813	$1,728	$360	$5,707
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	June 30, 2023				December 31, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$403,461	$126,533	$582,936	$1,112,930	$407,405	$123,664	$595,006	$1,126,075
Total liabilities	(224,624)	(75,535)	(301,506)	(601,665)	(220,573)	(76,583)	(284,118)	(581,274)
Total equity	$178,837	$50,998	$281,430	$511,265	$186,832	$47,081	$310,888	$544,801
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$9,241	$2,502	$20,619	$32,362	$9,241	$2,528	$16,326	$28,095
Net income (loss)	$695	$334	$(7,666)	$(6,637)	$1,056	$609	$5,888	$7,553

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$18,711	$5,163	$33,429	$57,303	$18,296	$4,992	$23,649	$46,937
Net income (loss)	$(2,107)	$947	$(1,400)	$(2,560)	$8,477	$1,329	$6,658	$16,464
We did not record any impairment losses on our investments in unconsolidated entities for the three and six months ended June 30, 2023.
5.Investments in Commercial Loans
As of June 30, 2023, we have the following investments in commercial loans:

				Current Principal Balance
$ in thousands	Origination Date	Loan Type	Interest Rate	June 30, 2023	December 31, 2022	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	SOFR + 7.21%	$21,800	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	SOFR + 8.00%	13,007	—	2/9/2025
Total				$34,807	$21,800
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three and six months ended June 30, 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $0.9 million and $2.2 million, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value as of June 30, 2023.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	June 30, 2023
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$22,911	$(718)	$22,193	$(2,043)	$20,150	8.24%	7/29/2039
Corporate debt	4,478	(158)	4,320	(288)	4,032	5.02%	9/27/2027
Preferred stock of REITs	N/A	N/A	2,107	(180)	1,927	6.74%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,272)	2,762	5.57%	N/A
Total	$27,389	$(876)	$32,654	$(3,783)	$28,871

	December 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$16,123	$(419)	$15,704	$(1,816)	$13,888	7.96%	11/16/2039
Corporate debt	4,978	(144)	4,834	(339)	4,495	5.15%	7/11/2025
Preferred stock of REITs	N/A	N/A	2,107	(267)	1,840	7.06%	N/A
Common stock of REITs	N/A	N/A	4,034	(745)	3,289	4.68%	N/A
Total	$21,101	$(563)	$26,679	$(3,167)	$23,512
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	June 30, 2023
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(30,696)	$16,670
Leasing commissions	5,895	(1,174)	4,721
Above-market lease intangibles	1,951	(279)	1,672
Total intangible assets, net	$55,212	$(32,149)	$23,063

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(758)	$2,146
Total intangible liabilities, net	$2,904	$(758)	$2,146

	December 31, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(28,038)	$19,328
Leasing commissions	5,774	(844)	4,930
Above-market lease intangibles	1,951	(191)	1,760
Total intangible assets, net	$55,091	$(29,073)	$26,018

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(560)	$2,344
Total intangible liabilities, net	$2,904	$(560)	$2,344
The estimated future amortization of our intangibles for each of the next five years and thereafter as of June 30, 2023 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2023 (remainder)	$1,356	$333	$88	$(199)
2024	2,602	656	176	(396)
2025	2,189	637	176	(396)
2026	2,184	636	176	(396)
2027	1,805	556	176	(309)
2028	1,672	521	176	(258)
Thereafter	4,862	1,382	704	(192)
	$16,670	$4,721	$1,672	$(2,146)
8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	June 30, 2023	December 31, 2022
Derivative instruments	$9,122	$9,345
Capitalized tax abatement, net(1)	7,877	8,166
Deferred rent	2,481	1,857
Prepaid expenses	2,043	581
Receivables, net	639	472
Other	453	375
Total	$22,615	$20,796
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2023, accumulated amortization of the capitalized tax abatements was $1.2 million, and the estimated annual amortization is $0.6 million.
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
As of June 30, 2023, we have entered into five interest rate caps and one interest rate swap. The following table summarizes the notional amount and other information related to these instruments as of June 30, 2023:

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate	Weighted Average Remaining Term In Years
Interest rate caps	5	$223,500	$2,989	$6,641	2.28%	1.45
Interest rate swap	1	52,500	N/A	2,481	2.73%	3.83
Total	6	$276,000	$2,989	$9,122
(1)The notional amount represents the amount of the borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our condensed consolidated balance sheets. For the three and six months ended June 30, 2023 we reported an increase in fair value of $1.8 million and a decrease in fair value of $0.5 million, respectively. For the three and six months ended June 30, 2022 we reported increases in fair value of $1.0 million and $2.5 million, respectively. These changes are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations.
9.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$150,000	$17,900	$9,000
(1)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.75% and 6.49%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.41% and 2.22%, respectively.
(2)As of June 30, 2023, the borrowing capacity on the Revolving Credit Facility was $73.8 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of June 30, 2023, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarize certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	June 30, 2023	December 31, 2022
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	39,660
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	107,179	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	70,000
Total mortgages payable				380,339	378,623
Deferred financing costs, net				(3,233)	(3,890)
Mortgage notes payable, net				$377,106	$374,733
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreement that utilizes LIBOR contains LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 7.25% and 7.01%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.90% and 2.78%, respectively. On June 30, 2023, LIBOR ceased being published. In connection with the cessation of LIBOR, the one month LIBOR interest rate under this mortgage note was modified to One Month Term SOFR plus a spread adjustment of 0.11448%, effective on and after June 1, 2023.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.00% plus (ii) Daily Compounding SOFR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.60% and 6.29%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.37% and 2.06%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.40% and 6.09%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.11% and 1.96%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.42% and 6.21%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.33%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and six months ended June 30, 2023 was 5.57% and 5.44%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 3.84%.
As of June 30, 2023, we were in compliance with all loan covenants in our mortgage notes agreements.
Financing Obligation, Net
In connection with the Tempe Student Housing property, as of June 30, 2023 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.

The following table presents the future principal payments due under our outstanding borrowings as of June 30, 2023:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2023 (remaining)	$—	$—	$3	$3
2024	17,900	—	6	17,906
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	216,839	15	216,854
2028	—	45,000	18	45,018
Thereafter	—	—	36,291	36,291
Total	$17,900	$380,339	$36,354	$434,593
10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	June 30, 2023	December 31, 2022
Real estate taxes payable	$2,376	$2,466
Intangible liabilities, net	2,146	2,344
Accrued interest expense	1,737	1,968
Subscriptions received in advance	1,619	1,843
Tenant security deposits	1,367	1,323
Accounts payable and accrued expenses	1,289	824
Prepaid rental income	1,231	1,390
Common stock repurchases	1,025	—
Distributions payable	364	272
Total	$13,154	$12,430
11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with MassMutual:

$ in thousands, except share amounts	As of June 30, 2023		As of December 31, 2022
	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,061,114	$473,415	16,061,114	$473,415
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795
For the three and six months ended June 30, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $3.9 million and $16.8 million, respectively, to adjust the value of the Class N shares held by MassMutual to our June 30, 2023 NAV per Class N share. For the three and six months ended June 30, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.2 million and $20.3 million, respectively, to adjust the value of the Class N shares held by MassMutual to our June 30, 2022 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of June 30, 2023.

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
As of June 30, 2023 and December 31, 2022, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Six Months Ended June 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	83,872	—	53,224	265,404	13,601	—	416,101
Common stock repurchased	—	—	—	—	(401,116)	—	(401,116)
Distribution reinvestment	474	—	1,133	4,436	2,430	—	8,473
Balance at March 31, 2023	534,026	351,856	658,895	4,034,345	1,441,933	13,523,324	20,544,379
Issuance of common stock	36,963	13,951	93,684	235,524	15,596	—	395,718
Common stock repurchased	—	—	—	(39,210)	(284,496)	—	(323,706)
Distribution reinvestment	1,193	—	1,938	4,846	2,543	—	10,520
Balance at June 30, 2023	572,182	365,807	754,517	4,235,505	1,175,576	13,523,324	20,626,911

	Six Months Ended June 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	165,035	165,035	165,035	279,643	1,814	2,213,413	2,989,975
Distribution reinvestment	—	—	—	458	2,133	—	2,591
Balance at March 31, 2022	351,856	351,856	351,856	466,816	2,248,528	10,769,922	14,540,834
Issuance of common stock	838	—	24,365	398,375	5,099	1,392,047	1,820,724
Common stock repurchased(1)	—	—	—	(291,818)	—	(149,616)	(441,434)
Exchange of common stock(2)	—	—	—	2,028,085	—	(1,992,225)	35,860
Distribution reinvestment	—	—	21	1,892	2,130	—	4,043
Balance at June 30, 2022	352,694	351,856	376,242	2,603,350	2,255,757	10,020,128	15,960,027
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
As of June 30, 2023 and December 31, 2022, all of our Class N shares have been classified as redeemable common stock because the only stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances.

Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and six months ended June 30, 2023, we declared distributions of $8.6 million and $17.2 million, respectively. For the three and six months ended June 30, 2022, we declared distributions of $6.6 million and $12.5 million, respectively. We accrued $2.5 million and $2.4 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Additionally, as of June 30, 2023 and December 31, 2022 we accrued $0.4 million and $0.3 million, respectively, for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155
Stockholder servicing fee per share(1)	—	(0.0235)	(0.0008)	(0.0098)	—	—	—
Net distributions declared per share	$31.2500	$0.3920	$0.4147	$0.4057	$0.4155	$0.4155	$0.4155

	Three Months Ended June 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.4215	$0.4215	$0.4215	$0.4215	$0.4215	$0.4215
Stockholder servicing fee per share(1)(2)	—	0.0754	0.0758	0.0216	—	—	—
Net distributions declared per share	$31.2500	$0.4969	$0.4973	$0.4431	$0.4215	$0.4215	$0.4215

	Six Months Ended June 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317
Stockholder servicing fee per share(1)	—	(0.0429)	(0.0008)	(0.0183)	—	—	—
Net distributions declared per share	$31.2500	$0.7888	$0.8309	$0.8134	$0.8317	$0.8317	$0.8317

	Six Months Ended June 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.8467	$0.8467	$0.8467	$0.8467	$0.8467	$0.8467
Stockholder servicing fee per share(1)(2)	—	0.0111	0.0115	0.0027	—	—	—
Net distributions declared per share	$31.2500	$0.8578	$0.8582	$0.8494	$0.8467	$0.8467	$0.8467
(1)See Note 15 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
(2)For Class T, Class S and Class D Common Stock, the stockholder servicing fee in the distribution above results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.

Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 15 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. For the three and six months ended June 30, 2023, we recorded an allocation adjustment of approximately $18,000 and $0.6 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three and six months ended June 30, 2022, we recorded an allocation adjustment of $0.1 million from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Net income (loss) allocated	$8	$(38)	$(32)	$(299)
Distributions	$95	$44	$173	$74
Adjustment to carrying value	$18	$128	$586	$128
As of June 30, 2023 and December 31, 2022, distributions payable to the Special Limited Partner were approximately $32,000 and $15,000, respectively.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three and six months ended June 30, 2023, we repurchased 323,706 and 724,822 shares of common stock for $10.2 million and $23.2 million, respectively, and fulfilled all repurchase requests that were made. For the three and six months ended June 30, 2022, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
Share-Based Compensation Plan
For the three and six months ended June 30, 2023, we awarded independent members of our board of directors 622 and 1,226 Class E shares, respectively, under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $19,000 and $39,000, respectively, of compensation expense related to these awards. For the three and six months ended June 30, 2022, we awarded independent members of our board of directors 602 and 1,230 Class E shares, respectively, under our Incentive Plan and recognized approximately $19,000 and $38,000, respectively, of compensation expense related to these awards. As of June 30, 2023, 188,484 shares of common stock remain available for future issuance under the Incentive Plan.

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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of June 30, 2023 and December 31, 2022, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Financial Instruments Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	June 30, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient(1)	Total at Fair Value
Investments in real estate-related securities	$4,689	$24,182	$—	$—	$28,871
Investments in commercial loans	—	—	34,807	—	34,807
Investment in affiliated fund	—	—	—	28,583	28,583
Interest rate caps	—	6,641	—	—	6,641
Interest rate swap	—	2,481	—	—	2,481
Total	$4,689	$33,304	$34,807	$28,583	$101,383

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient(1)	Total at Fair Value
Investments in real estate-related securities	$5,129	$18,383	$—	$—	$23,512
Investments in commercial loans	—	—	21,800	—	21,800
Investment in affiliated fund	—	—	—	14,969	14,969
Interest rate caps	—	7,167	—	—	7,167
Interest rate swap	—	2,178	—	—	2,178
Total	$5,129	$27,728	$21,800	$14,969	$69,626
(1)Our investment in unconsolidated affiliated fund is valued using the NAV as a practical expedient and is not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds on a quarterly basis by giving notice 45 days prior.
Our commercial loan investments consist of two floating rate mezzanine loans we originated and are classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table details our investments in commercial loans:

$ in thousands	Investments in Commercial Loans
Balance as of December 31, 2022	$21,800
Loan originations	13,007
Net unrealized gain (loss)	—
Balance as of June 30, 2023	$34,807
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of June 30, 2023.

Type	Asset Class	Valuation Technique	Unobservable Input	Weighted Average Rate
Commercial loans	Industrial	Discounted cash flow	Discount rate	12.67%
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

	June 30, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$17,900	$17,900	$9,000	$9,000
Mortgage notes payable(1)	380,339	374,647	378,623	372,682
Financing obligation(1)	54,000	54,000	54,000	54,000
Total	$452,239	$446,547	$441,623	$435,682
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
14.DST Program

In February 2023, we, through our Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (“DST Properties”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of common stock, cash, or a combination of both.

The sale of beneficial interests in the DST Property will be accounted for as a failed sale-leaseback transaction due to the fair market value purchase option retained by our Operating Partnership and as such, the property will remain on our books and records. The proceeds received from each DST offering will be accounted for as a financing obligation on our condensed consolidated balance sheets. Under the master lease, we are responsible for subleasing the DST Property to tenants, for covering all costs associated with operating the underlying DST Property, and for paying base rent to the DST that owns such property. For financial reporting purposes (but not for income tax purposes), the DST Properties are included in our condensed consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. As of June 30, 2023, we have not sold any interests related to the DST Program. Thus, there is no financing obligation or interest payments related to the DST program on our condensed consolidated financial statements. Additionally, as we are the only investor in the DSTs as of June 30, 2023, the activity of the DSTs are fully consolidated into our condensed consolidated financial statements.

Upon the determination that it is probable that our Operating Partnership will exercise the FMV Option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. For the three and six months ended June 30, 2023, we determined that no property was eligible to exercise the FMV Option and no non-cash interest expense was recorded. We will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our condensed consolidated statements of operations. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the relevant DST and could fluctuate over time.

As of June 30, 2023, the Excelsior Warehouse and Industry Warehouse properties are included in our DST Program.
15.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	June 30, 2023	December 31, 2022
Advanced general and administrative expenses	$9,934	$8,626
Advanced offering costs	5,710	5,307
Distributions payable	2,506	2,378
Accrued stockholder servicing fee	1,518	891
Advanced organization expenses	1,474	1,474
Accrued management fee	284	266
Share-based compensation payable	19	20
Accrued affiliate service provider expenses	17	13
Performance participation interest	—	3,977
Total	$21,462	$22,952
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and six months ended June 30, 2023, we incurred management fees of $0.4 million and $0.8 million, respectively, of which $0.3 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of June 30, 2023. During the three and six months ended June 30, 2023, we issued 13,348 and 25,684 Class E shares, respectively, as payment for the management fees earned. During the three and six months ended June 30, 2022, we incurred management fees of $0.2 million and $0.3 million, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned.
Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest is calculated and payable on an annual basis. For the three and six months ended June 30, 2023 the Special Limited Partner did not earn a performance participation interest. For the three and six months ended June 30, 2022, we incurred $2.3 million and $4.4 million, respectively, for the Special Limited Partner's performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. In February 2023, we issued 122,065 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2022 performance fee. Such units were issued at the NAV per unit as of December 31, 2022.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the on-going management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, and IT support. The Adviser and its affiliates also facilitate the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the three and six months ended June 30, 2023, we incurred $0.2 million and $0.6 million, respectively, for these expenses that were provided by the Adviser. During the three and six months ended June 30, 2022, we incurred $0.6 million and $1.0 million, respectively, for these expenses that were provided by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of June 30, 2023 and December 31, 2022, we have accrued $1.5 million and $0.9 million, respectively, of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.

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
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares which have been purchased by affiliates as of June 30, 2023. Any share repurchases or exchanges are not a component of the table but have been described in further detail below.

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
(2)Invesco Global Property Plus Fund (“IGP+”) purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares. Additionally, we have repurchased 1,159,749 Class E shares from IGP+ for $38.0 million. The amount presented is inclusive of the shares subsequently repurchased.
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

Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. The Adviser agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Adviser and its affiliates have incurred organization costs and offering expenses of $7.3 million and $6.8 million, respectively, on our behalf in connection with the Private Offerings and Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Operating Expenses Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Adviser has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. As of June 30, 2023 and December 31, 2022, the Adviser advanced on our behalf $9.9 million and $8.6 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2023 did not exceed the charter-imposed limitation.
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
During the three and six months ended June 30, 2023, we incurred approximately $41,000 and $76,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and six months ended June 30, 2022, we incurred approximately $38,000 and $45,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufacturing housing through a joint venture, Homestead Communities, LLC (“Homestead”). Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.

We hold our interest in Everly Roseland Apartments through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
Investment in Affiliated Fund
As of June 30, 2023, we have invested $30.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
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
17.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2023, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of operating lease income:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
$ in thousands	2023	2022	2023	2022
Fixed lease payments	$13,724	$11,672	$27,498	$20,479
Variable lease payments	1,828	1,592	3,554	2,448
Rental revenue	$15,552	$13,264	$31,052	$22,927

Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands	Future Minimum
Year	Rents
2023 (remainder)	$5,867
2024	11,792
2025	11,238
2026	11,413
2027	11,217
2028	11,410
Thereafter	50,362
Total	$113,299
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
19.Segment Reporting
As of June 30, 2023, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Holdings and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest. Real estate revenues include revenues generated from owned properties and interest income generated from commercial loans.
The following table summarizes our total assets by segment:

$ in thousands	June 30, 2023	December 31, 2022
Healthcare	$76,242	$79,478
Office	37,780	38,487
Industrial	144,392	146,121
Self-Storage	101,210	92,182
Multifamily	226,008	226,417
Student Housing	235,882	238,648
Grocery-Anchored Retail	65,720	65,666
Real Estate Debt	89,823	62,285
Corporate and Other	54,335	89,874
Total assets	$1,031,392	$1,039,158

The following table summarizes our financial results by segment for the three months ended June 30, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$728	$2,572	$2,098	$4,114	$4,416	$1,624	$—	$—	$15,552
Income from commercial loans	—	—	—	—	—	—	—	919	—	919
Other revenue	—	—	89	236	171	257	—	—	—	753
Total revenues	—	728	2,661	2,334	4,285	4,673	1,624	919	—	17,224

Expenses:
Rental property operating	—	127	1,535	1,048	1,574	1,892	474	—	118	6,768
Total expenses	—	127	1,535	1,048	1,574	1,892	474	—	118	6,768
Income (loss) from unconsolidated entities, net	4,595	—	—	—	—	—	—	733	(214)	5,114
Income from investments in affiliated fund	—	—	—	—	—	—	—	515	—	515
Loss from real estate-related securities	—	—	—	—	—	—	—	—	(195)	(195)
Segment net operating income	$4,595	$601	$1,126	$1,286	$2,711	$2,781	$1,150	$2,167	$(527)	$15,890

Depreciation and amortization	$(4,301)	$(416)	$(1,386)	$(621)	$(1,602)	$(1,615)	$(497)	$—	$(2)	$(10,440)

General and administrative										(1,457)
Unrealized gain on derivative instruments										1,800
Interest expense										(5,476)
Management fee - related party										(418)
Other income										85
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(16)
Dividends to preferred stockholders										$(2)
Net income attributable to non-controlling interests in consolidated joint ventures										(39)
Net income attributable to non-controlling interest in INREIT OP										(8)
Net loss attributable to common stockholders										$(65)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2023:

$ in thousands
Segment income from unconsolidated entities	$5,114
Depreciation and amortization attributable to unconsolidated entities	(4,301)
Income from unconsolidated entities, net	$813

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2023:

$ in thousands
Segment depreciation and amortization	$(10,440)
Depreciation and amortization attributable to unconsolidated entities	4,301
Depreciation and amortization	$(6,139)
The following table summarizes our financial results by segment for the three months ended June 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$608	$2,680	$1,300	$3,133	$4,249	$1,294	$—	$—	$13,264
Other revenue	—	—	89	166	171	215	2	—	—	643
Total revenues	—	608	2,769	1,466	3,304	4,464	1,296	—	—	13,907

Expenses:
Rental property operating	—	108	823	478	1,149	1,859	455	—	53	4,925
Total expenses	—	108	823	478	1,149	1,859	455	—	53	4,925
Income from unconsolidated entities, net	5,225	—	—	—	—	—	—	641	938	6,804
Income from real estate-related securities	—	—	—	—	—	—	—	—	(1,123)	(1,123)
Segment net operating income	$5,225	$500	$1,946	$988	$2,155	$2,605	$841	$641	$(238)	$14,663

Depreciation and amortization	$(4,778)	$(443)	$(1,648)	$(2,164)	$(1,928)	$(5,088)	$(494)	$—	$(243)	$(16,786)

General and administrative										(1,289)
Unrealized gain on derivative instruments										954
Interest expense										(3,238)
Management fee - related party										(187)
Performance participation interest - related party										(2,273)
Other expense										(9)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(8,165)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										430
Net loss attributable to non-controlling interest in INREIT OP										38
Net loss attributable to common stockholders										$(7,699)
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

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2022:

$ in thousands
Segment depreciation and amortization	$(16,786)
Depreciation and amortization attributable to unconsolidated entities	5,076
Depreciation and amortization	$(11,710)
The following table summarizes our financial results by segment for the six months ended June 30, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,453	$5,450	$4,159	$8,155	$8,856	$2,979	$—	$—	$31,052
Income from commercial loan	—	—	—	—	—	—	—	2,174	—	2,174
Other revenue	—	—	170	466	316	526	—	—	—	1,478
Total revenues	—	1,453	5,620	4,625	8,471	9,382	2,979	2,174	—	34,704

Expenses:
Rental property operating	—	277	2,590	2,088	3,088	3,464	917	—	168	12,592
Total expenses	—	277	2,590	2,088	3,088	3,464	917	—	168	12,592
Income (loss) from unconsolidated entities, net	7,840	—	—	—	—	—	—	1,447	(188)	9,099
Loss from investments in affiliated fund	—	—	—	—	—	—	—	(418)	—	(418)
Loss from real estate-related securities	—	—	—	—	—	—	—	—	(77)	(77)
Segment net operating income	$7,840	$1,176	$3,030	$2,537	$5,383	$5,918	$2,062	$3,621	$(433)	$30,716

Depreciation and amortization	$(8,739)	$(832)	$(2,759)	$(2,525)	$(3,204)	$(3,211)	$(995)	$—	$(4)	$(22,269)

General and administrative										(2,621)
Unrealized loss on derivative instruments										(546)
Interest expense										(10,797)
Management fee - related party										(814)
Other income										72
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(6,259)
Dividends to preferred stockholders										$(4)
Net loss attributable to non-controlling interests in consolidated joint ventures										716
Net loss attributable to non-controlling interest in INREIT OP										32
Net loss attributable to common stockholders										$(5,515)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2023:

$ in thousands
Segment income from unconsolidated entities	$9,099
Depreciation and amortization attributable to unconsolidated entities	(8,739)
Income from unconsolidated entities, net	$360
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2023:

$ in thousands
Segment depreciation and amortization	$(22,269)
Depreciation and amortization attributable to unconsolidated entities	8,739
Depreciation and amortization	$(13,530)
The following table summarizes our financial results by segment for the six months ended June 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,345	$4,325	$2,403	$4,376	$8,462	$2,016	$—	$—	$22,927
Other revenue	—	—	177	328	290	429	2	—	—	1,226
Total revenues	—	1,345	4,502	2,731	4,666	8,891	2,018	—	—	24,153

Expenses:
Rental property operating	—	239	1,272	874	1,563	3,435	665	—	95	8,143
Total expenses	—	239	1,272	874	1,563	3,435	665	—	95	8,143
Income from unconsolidated entities, net	13,402	—	—	—	—	—		1,247	1,158	15,807
Income from real estate-related securities	—	—	—	—	—	—	—	—	(1,095)	(1,095)
Segment net operating income	$13,402	$1,106	$3,230	$1,857	$3,103	$5,456	$1,353	$1,247	$(32)	$30,722

Depreciation and amortization	$(9,802)	$(858)	$(2,230)	$(4,872)	$(2,421)	$(9,358)	$(741)	$—	$(306)	$(30,588)

General and administrative										(2,912)
Unrealized gain on derivative instruments										2,470
Interest expense										(5,275)
Management fee - related party										(301)
Performance participation interest - related party										(4,394)
Other expense										(84)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(10,362)
Dividends to preferred stockholders										$(4)
Net loss attributable to non-controlling interests in consolidated joint ventures										444
Net loss attributable to non-controlling interest in INREIT OP										299
Net loss attributable to common stockholders										$(9,623)

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
20.Subsequent Events
Public Offering
Subsequent to June 30, 2023, we received total net proceeds of $8.1 million from the issuance of common stock in our Offering.

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

As of June 30, 2023, we own or have invested in 51 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of June 30, 2023, we also own real estate-related securities, have an investment in two commercial loans, and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
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
As of August 11, 2023, we have received aggregate gross proceeds of $149.3 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of August 11, 2023, we have received gross proceeds of $561.1 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). We commenced our first DST Offering in February 2023. As of August 11, 2023, we have not raised any proceeds from the DST program.

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

Q2 2023 Highlights
Operating Results
•Declared monthly net distributions totaling $8.6 million for the six months ended June 30, 2023. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.2%	5.5%	5.4%	5.5%	5.3%	5.4%
Year-to-Date Total Return, without upfront selling commissions(2)	(1.7)%	(1.8)%	(1.6)%	(1.7)%	(1.3)%	(1.3)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(5.2)%	(5.2)%	(3.1)%	(1.7)%	(1.3)%	(1.3)%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	9.6%	9.6%	9.8%	10.2%	12.1%	13.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	7.7%	7.7%	9.0%	10.2%	12.1%	13.8%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended June 30, 2023.
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
Investments
•Invested $0.3 million during the quarter to form Homestead Communities, LLC, a real estate operating company focused on the acquisition and asset management of manufactured housing communities.
Capital Activity
•Raised $12.0 million of net proceeds from the sale of our common stock during the three months ended June 30, 2023.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of June 30, 2023:
The following charts describe the diversification of our investments in real estate based on fair value as of June 30, 2023:

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
As of June 30, 2023, we own interests in 51 properties, which we acquired for a total purchase price of $938.0 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of June 30, 2023:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	93%	$171,988	$4,595	20%
Office	1	80,980 sq. ft.	100%	34,100	728	3%
Industrial	6	1,432,432 sq. ft.	78%	148,425	2,661	12%
Self-Storage	10	627,190 sq. ft.	90%	127,450	2,334	10%
Multifamily	2	638 units	97%	232,200	4,285	19%
Student Housing	2	1,489 beds	100%	268,292	4,673	21%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	62,200	1,624	7%
Other(5)	9	2,605,214 sq. ft.	91%	36,612	50	—%
Total	51			$1,081,267	$20,950	92%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 2.6 million square feet for properties in which we have a non-controlling interest through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of June 30, 2023. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the six months ended June 30, 2023. Healthcare and Other segment revenue includes income (loss) from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of June 30, 2023:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	4	$89,823	$1,652	8%
(1)Based on fair value as of June 30, 2023. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2023. The Real Estate Debt segment revenue includes income (loss) from unconsolidated entities as a result of the San Simeon Holdings LLC investment and loss from investments in affiliated fund.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of June 30, 2023:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	93%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	42%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	90%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	91%
Winston-Salem Self-Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	98%
Bend Self-Storage	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	94%
Clarksville Self-Storage	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	89%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	98%
Everly Roseland Apartments(2)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Total Multifamily	2				233,106	638	units

Student Housing
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	99%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(3)	9	Various(3)	Various(3)	4.5% - 13.5%	14,429	2,605,214	sq. ft.	91%
Total Other	9				14,429	2,605,214	sq. ft.
Total Investment Properties	51				$938,005

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
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of June 30, 2023. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	26	$1,778	4%	378,165	15%
2024	41	4,183	11%	376,149	15%
2025	26	2,379	6%	85,078	3%
2026	23	5,712	14%	268,167	11%
2027	13	1,502	4%	52,428	2%
2028	21	4,114	10%	128,852	5%
2029	9	4,828	12%	416,696	16%
2030	7	2,324	6%	89,325	4%
2031	5	1,047	3%	121,601	5%
2032	7	645	2%	20,679	1%
Thereafter	45	11,078	28%	600,750	23%
Total	223	$39,590	100%	2,537,890	100%
(1)Annualized base rent is determined from the annualized June 30, 2023 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Holdings. Our initial equity investment of $13.8 million includes an interest reserve held in restricted cash of $0.8 million. As of June 30, 2023, we hold a total equity investment of $26.4 million. San Simeon Holdings owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 96% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting.
As of June 30, 2023, we have invested $30.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.

As of June 30, 2023, we have the following investments in commercial loans:

$ in thousands	Origination Date	Loan Type	Interest Rate	Current Principal Balance	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	SOFR + 7.21%	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	SOFR + 8.00%	13,007	2/9/2025
Total				$34,807
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three and six months ended June 30, 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $0.9 million and $2.2 million, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value as of June 30, 2023.
Investments in Liquid Real Estate-Related Securities
As of June 30, 2023, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of June 30, 2023:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$22,911	$(718)	$22,193	$(2,043)	$20,150	8.24%	7/29/2039
Corporate debt	4,478	(158)	4,320	(288)	4,032	5.02%	9/27/2027
Preferred stock of REITs	N/A	N/A	2,107	(180)	1,927	6.74%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,272)	2,762	5.57%	N/A
Total	$27,389	$(876)	$32,654	$(3,783)	$28,871
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Rental revenue	$15,552	$13,264	$2,288	$31,052	$22,927	$8,125
Income from commercial loans	919	—	919	2,174	—	2,174
Other revenue	753	643	110	1,478	1,226	252
Total revenues	17,224	13,907	3,317	34,704	24,153	10,551
Expenses
Rental property operating	6,768	4,925	1,843	12,592	8,143	4,449
General and administrative	1,457	1,289	168	2,621	2,912	(291)
Management fee - related party	418	187	231	814	301	513
Performance participation interest - related party	—	2,273	(2,273)	—	4,394	(4,394)
Depreciation and amortization	6,139	11,710	(5,571)	13,530	20,488	(6,958)
Total expenses	14,782	20,384	(5,602)	29,557	36,238	(6,681)
Other income (expense), net
Income from unconsolidated entities, net	813	1,728	(915)	360	5,707	(5,347)
Losses from real estate-related securities	(195)	(1,123)	928	(77)	(1,095)	1,018
Income (loss) from investments in affiliated fund	515	—	515	(418)	—	(418)
Unrealized gain (loss) on derivative instruments	1,800	954	846	(546)	2,470	(3,016)
Interest expense	(5,476)	(3,238)	(2,238)	(10,797)	(5,275)	(5,522)
Other income (expense)	85	(9)	94	72	(84)	156
Total other income (expense), net	(2,458)	(1,688)	(770)	(11,406)	1,723	(13,129)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(16)	$(8,165)	$8,149	$(6,259)	$(10,362)	$4,103
Dividends to preferred stockholders	$(2)	$(2)	$—	$(4)	$(4)	$—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(39)	430	(469)	716	444	272
Net (income) loss attributable to non-controlling interest in INREIT OP	(8)	38	(46)	32	299	(267)
Net loss attributable to common stockholders	$(65)	$(7,699)	$7,634	$(5,515)	$(9,623)	$4,108
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue, other revenue and rental property operating expenses each increased $2.3 million, $0.1 million and $1.8 million, respectively, for the three months ended June 30, 2023 as compared to the same period in 2022. Rental revenue, other revenue and rental property operating expenses each increased $8.1 million, $0.3 million and $4.4 million, respectively, for the six months ended June 30, 2023 as compared to the same period in 2022. The increase is driven by the purchase of three properties for $24.5 million since July 2022, as well as market rent increases. Also, the increase is due to the purchase of eight properties for $343.8 million throughout the first half of 2022, which have a full six months of revenue in 2023.

Income from Commercial Loan and Unrealized Gain (Loss) on Commercial Loan
During the three and six months ended June 30, 2023, income from commercial loans increased $0.9 million and $2.2 million, respectively, compared to the three and six months ended June 30, 2022, due to the origination of two floating rate mezzanine loans in September 2022 and January 2023.
General and Administrative Expenses
During the three and six months ended June 30, 2023, general and administrative expenses increased $0.2 million and decreased $0.3 million, respectively, compared to the three and six months ended June 30, 2022. The increase for the three month ended was primarily due to additional various corporate level expenses during the quarter compared to the prior period. The decrease for the six months ended was due to a reduction of corporate level expenses during the first quarter compared to the prior period.
Management Fee
During the three and six months ended June 30, 2023, the management fee increased $0.2 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2022 due to the increase of our aggregate NAV, on which the management fee is based.
Performance Participation Interest
During the three and six months ended June 30, 2023, the performance participation interest decreased $2.3 million and $4.4 million, respectively, compared to the three and six months ended June 30, 2022. The decreases were due to valuation decreases primarily related to real estate and derivatives in the first half of 2023 compared to a valuation increase related to real estate and derivatives in the corresponding period in 2022.
Depreciation and Amortization
During the three and six months ended June 30, 2023, depreciation and amortization decreased $5.6 million and $7.0 million, respectively, compared to the three and six months ended June 30, 2022, primarily due to the purchase of multifamily, student housing and self-storage properties which included short term lease intangibles that increased amortization in 2022 and are fully amortized as of June 30, 2023.
Income (Loss) from Unconsolidated Entities, Net
During the three and six months ended June 30, 2023, our income from unconsolidated entities, net decreased $0.9 million and $5.3 million, respectively, compared to the three and six months ended June 30, 2022. The decrease was primarily due to unrealized losses on the derivative swap for Vida JV LLC.
Losses from Real Estate-Related Securities
During the three and six months ended June 30, 2023, our unrealized losses from real estate-related securities decreased by $0.9 million and $1.0 million, respectively, compared to the three and six months ended June 30, 2022. The decrease in unrealized losses was primarily due to improved market conditions on CMBS investments.
Income (Loss) from Investments in Affiliated Fund
During the three months ended June 30, 2023, we had income from investments in affiliated fund of $0.5 million. During the six months ended June 30, 2023, we had a loss from investments in affiliated fund of $0.4 million. There was no income or losses from affiliated funds in comparable periods from the prior year as we did not invest in the affiliated fund until October 2022.
Unrealized Gain (Loss) on Derivative Instruments
During the three months ended June 30, 2023, unrealized gains from interest rate derivatives increased $0.8 million compared to the three months ended June 30, 2022. During the six months ended June 30, 2023, unrealized losses from derivatives decreased $3.0 million compared to the six months ended June 30, 2022. Fluctuations in interest rate derivative gains and losses are primarily driven by federal interest rate increases and normal market volatility.

Interest Expense
During the three and six months ended June 30, 2023, interest expense increased $2.2 million and $5.5 million, respectively, compared to the three and six months ended June 30, 2022. The increase is due to rising interest rates and an increase in our borrowings. See “— Liquidity and Capital Resources” below as well as Note 9 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP measure. Our condensed consolidated financial statements are presented in accordance with GAAP under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (computed in accordance with GAAP), excluding (i) gains or losses from sales of depreciable real property, (ii) impairment write-downs on depreciable real property, plus (iii) real estate-related depreciation and amortization and (iv) similar adjustments for non-controlling interests and unconsolidated entities. We did not record any impairment during the three and six months ended June 30, 2023.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Net loss attributable to our stockholders	$(65)	$(7,699)	$(5,515)	$(9,623)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	6,139	11,710	13,530	20,488
Amount attributed to unconsolidated entities for above adjustment	2,538	2,329	5,105	4,464
Amount attributed to non-controlling interests for above adjustment	(565)	(680)	(1,129)	(792)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	—	—	(47)	—
FFO attributable to our stockholders	8,047	5,660	11,944	14,537
Adjustments to arrive at AFFO:
Straight-line rental income	(319)	(360)	(624)	(719)
Amortization of capitalized tax abatement(1)	145	155	289	258
Amortization of above- and below-market lease intangibles	(55)	44	(110)	28
Amortization of deferred financing costs	447	267	853	474
Accrued preferred return from preferred membership interest	(271)	(256)	(532)	(507)
Accrued preferred return from preferred equity investment	(85)	(88)	(173)	(173)
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(1,807)	440	2,084	(916)
Non-cash share based compensation awards	19	19	39	38
Non-cash performance participation interest	—	2,273	—	4,394
Other operating expenses(3)	—	(320)	—	(641)
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	(482)	(662)	740	(4,025)
Amount attributed to unconsolidated entities for above adjustments	(165)	(175)	(360)	(366)
Amount attributed to non-controlling interests for above adjustments	423	(9)	48	(4)
AFFO attributable to our stockholders	5,897	6,988	14,198	12,378
Adjustments to arrive at FAD:
Non-cash management fee	418	187	814	301
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(763)	(258)	(1,078)	(360)
Stockholder servicing fees	(21)	—	(36)	—
Realized losses on financial instruments (5)	902	—	1,243	—
Recurring capital expenditures attributed to unconsolidated entities(4)	(517)	28	(1,101)	(485)
Recurring capital expenditures attributed to non-controlling interests(4)	127	(5)	196	(5)
FAD attributable to our stockholders	$6,043	$6,940	$14,236	$11,829
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	June 30, 2023
Stockholders' equity	$95,974
Adjustments:
Class N redeemable common stock(1)	415,766
Unrealized net real estate and borrowings appreciation(2)	25,926
Accumulated depreciation and amortization(3)	86,682
Organization costs, offering costs and certain operating expenses(4)	11,980
Redeemable non-controlling interests attributable to INREIT OP(5)	7,154
Accrued stockholder servicing fee(6)	1,511
Straight-line rent receivable(7)	(5,161)
Other assets(4)	(886)
NAV	$638,946
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
Under GAAP, organization and operating costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, all such advanced costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months. The adjustment presented represents the difference between the organization costs, offering costs and certain operating expenses advanced by the Adviser and the amount that has been reimbursed to the Adviser.
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2023:

$ in thousands, except share/unit data
Components of NAV	June 30, 2023
Investments in real estate	$872,657
Investments in unconsolidated entities	147,471
Investments in commercial loans	34,807
Investments in real estate-related securities	28,871
Investments in affiliated fund	28,583
Cash and cash equivalents	11,499
Restricted cash	6,056
Other assets	12,096
Mortgage notes, revolving credit facility and financing obligation, net	(443,066)
Subscriptions received in advance	(1,619)
Other liabilities	(17,068)
Management fee payable	(284)
Accrued stockholder servicing fees	(8)
Non-controlling interests in joint-ventures	(41,049)
Net asset value	$638,946
Number of outstanding shares/units	20,855,244

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2023:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$17,148	$10,943	$22,613	$127,462	$36,835	$416,790	$7,154	$638,946
Number of outstanding shares/units	572,182	365,807	754,517	4,235,505	1,175,576	13,523,324	228,333	20,855,244
NAV Per Share/Unit as of June 30, 2023	$29.9694	$29.9159	$29.9698	$30.0938	$31.3335	$30.8201	$31.3335
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the June 30, 2023 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.7%	5.7%
Office	7.8%	6.8%
Industrial	6.8%	5.6%
Self-Storage	7.6%	5.6%
Multifamily	6.8%	5.1%
Student Housing	7.0%	5.5%
Retail	8.3%	7.4%

These assumptions are determined by Capright, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.9%	+2.0%	+1.9%	+2.0%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.9%	+2.2%	+3.1%	+2.8%	+3.4%	+2.9%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(2.1)%	(2.9)%	(2.6)%	(3.0)%	(2.7)%	(1.8)%

Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2023:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2023	$0.1339	$0.1395	$0.1367	$0.1395	$0.1395	$0.1395
February 28, 2023	0.1311	0.1372	0.1346	0.1372	0.1372	0.1372
March 31, 2023	0.1319	0.1395	0.1364	0.1395	0.1395	0.1395
April 30, 2023	0.1305	0.1380	0.1349	0.1380	0.1380	0.1380
May 31, 2023	0.1315	0.1395	0.1361	0.1395	0.1395	0.1395
June 30, 2023	0.1299	0.1372	0.1347	0.1380	0.1380	0.1380
Total	$0.7888	$0.8309	$0.8134	$0.8317	$0.8317	$0.8317

For the three and six months ended June 30, 2023, we declared distributions of $8.6 million and $17.2 million, respectively. For the three and six months ended June 30, 2022, we declared distributions of $6.6 million and $12.5 million, respectively.

The following tables summarizes our distributions declared during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023		June 30, 2022
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$8,262	96%	$6,461	98%
Reinvested in shares	324	4%	143	2%
Total distributions	$8,586	100%	$6,604	100%
Sources of Distributions
Cash flows from operating activities	$6,340	74%	$6,604	100%
Distributions of capital from investments in unconsolidated entities	1,329	15%	—	—%
Financing proceeds	917	11%	—	—%
Total sources of distributions	$8,586	100%	$6,604	100%

Cash flows from operating activities	$6,340		$7,873
Funds from Operations(1)	$8,047		$5,660

	Six Months Ended
	June 30, 2023		June 30, 2022
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$16,570	97%	$12,271	98%
Reinvested in shares	594	3%	238	2%
Total distributions	$17,164	100%	$12,509	100%
Sources of Distributions
Cash flows from operating activities	$10,855	63%	$12,509	100%
Distributions of capital from investments in unconsolidated entities	2,742	16%	—	—%
Financing proceeds	3,567	21%	—	—%
Total sources of distributions	$17,164	100%	$12,509	100%

Cash flows from operating activities	$10,855		$17,229
Funds from Operations(1)	$11,944		$14,537
(1)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
Liquidity and Capital Resources
Liquidity

We believe that with respect to liquidity, we are well positioned with $85.3 million of immediate liquidity as of June 30, 2023, made up of $73.8 million of undrawn capacity on our Revolving Credit Facility and $11.5 million of cash and cash equivalents. In addition, we hold $28.9 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

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
As of June 30, 2023, the Adviser and its affiliates have also incurred organization costs and offering expenses of $4.8 million on our behalf in connection with the Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets. As of June 30, 2023, the Adviser had incurred organization costs and offering expenses of $2.5 million on our behalf in connection with the Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Adviser advanced on our behalf $9.9 million and $8.6 million, respectively, for general and administrative expenses. The Adviser has advanced all of our operating expenses (excluding the organization and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. The Adviser has agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2023 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of June 30, 2023.
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
Beginning January 1, 2025 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to certain thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit these automatic monthly repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV.
Capital Resources
As of June 30, 2023, our indebtedness includes a revolving credit facility, six mortgages secured by their corresponding properties and a financing obligation.
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(2)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	1/22/2024	$150,000	$150,000	$17,900	$9,000
(1)The term “S” refers to the Secured Overnight Financing Rate (“SOFR”) benchmark interest rate. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.75% and 6.49%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.41% and 2.22%, respectively.
(2)As of June 30, 2023, the borrowing capacity on the Revolving Credit Facility was $73.8 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.

The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	June 30, 2023	December 31, 2022
Cortona Apartments	L + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	39,660
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	107,179	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	70,000
Total mortgages payable				380,339	378,623
Deferred financing costs, net				(3,233)	(3,890)
Mortgage notes payable, net				$377,106	$374,733
(1)The terms “L” and “S” refer to the relevant floating benchmark rates, the one-month U.S. Dollar denominated London Interbank Offered Rate (“LIBOR”) and SOFR, respectively, as applicable to each loan. The mortgage agreements that utilize LIBOR contain LIBOR replacement language.
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.40% plus one-month LIBOR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 7.25% and 7.01%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.90% and 2.78%, respectively. On June 30, 2023, LIBOR ceased being published. In connection with the cessation of LIBOR, the one month LIBOR interest rate under this mortgage note was modified to One Month Term SOFR plus a spread adjustment of 0.11448%, effective on and after June 1, 2023.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.00% plus (ii) Daily Compounding SOFR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.60% and 6.29%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.37% and 2.06%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.40% and 6.09%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.11% and 1.96%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.42% and 6.21%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 2.33%.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and six months ended June 30, 2023 was 5.57% and 5.44%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2022 was 3.84%.
As of June 30, 2023, we were in compliance with all loan covenants in our mortgage notes.
In connection with the Tempe Student Housing property, as of June 30, 2023 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
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
At June 30, 2023, we had cash and cash equivalents of $11.5 million and restricted cash of $6.1 million. Our restricted cash primarily consists of property tax and insurance escrows, security deposits and subscriptions received in advance. Restricted cash also includes an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company.

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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2023	2022
Cash flows provided by operating activities	$10,855	$17,229
Cash flows used in investing activities	(34,685)	(361,111)
Cash flows (used in) provided by financing activities	(3,857)	353,754
Net (decrease) increase in cash and cash equivalents and restricted cash	$(27,687)	$9,872
Operating Activities
Cash flows provided by operating activities decreased $6.4 million for the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to increases in interest expense from the rise in interest rates.
Investing Activities
Cash flows used in investing activities decreased $326.4 million during the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to a decrease in acquisitions of real estate, but was partially offset by an investment in an affiliated fund and origination of a commercial loan.
Financing Activities
Cash flows provided by financing activities decreased $357.6 million for the six months ended June 30, 2023 compared to the corresponding period in 2022 primarily due to a decrease in net proceeds from borrowings of $190.9 million from the Revolving Credit Facility and mortgages payable, a decrease in net proceeds from the issuance of our common stock of $124.6 million and an increase in repurchases of common stock of $9.2 million.

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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the LIBOR or SOFR (collectively, the “Reference Rates”). As of June 30, 2023, we had borrowed $398.2 million under our Revolving Credit Facility and mortgage notes. Of our total borrowings, $323.6 million bears variable rate interest. For the six months ended June 30, 2023 a 50 basis point increase in the Reference Rates would have resulted in an increase in interest expense of $0.2 million, net of the impact of our interest rate hedges. Additionally, the payments related to our financing obligation of $54.0 million are subject to annual increases of 102% of the prior year’s payment plus periodic adjustments every ten years based on the Consumer Price Index for All Urban Consumers: All Items.
On June 30, 2023, LIBOR ceased being published. In connection with the cessation of LIBOR, the one month LIBOR interest rate under the remaining mortgage note indexed to LIBOR of $45.0 million was modified to One Month Term SOFR plus a spread adjustment of 0.11448%, effective on and after June 1, 2023.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the six months ended June 30, 2023 a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease to income from investment in real estate-related debt securities of approximately $15,000.
As of June 30, 2023, we have originated $34.8 million of variable rate mezzanine commercial loans that are indexed to SOFR For the six months ended June 30, 2023, a 50 basis point increase or decrease in the Reference Rates would have resulted in an increase or decrease in income from the commercial loans of approximately $84,000.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 1, 2023, May 1, 2023 and June 1, 2023, we issued 3,835, 4,377 and 4,297 unregistered Class E shares of common stock to the Adviser for payment of management fees, respectively, for total consideration of $0.4 million.
On April 13, 2023, May 12, 2023 and June 13, 2023, we issued 431, 440 and 418 unregistered Class E shares of common stock as part of the distribution reinvestment program, respectively, for total consideration of approximately $41,000.
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
The following table presents information about the Offering and use of proceeds therefrom as of June 30, 2023:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	220,416	14,042	401,751	1,935,337	2,029,439	4,600,985
Gross offering proceeds	$7,152	$424	$12,728	$61,194	$59,657	$141,155
Selling commissions and other dealer manager fees	(206)	(2)	(9)	—	—	(217)
Accrued stockholder servicing fees	(30)	—	(19)	—	—	(49)
Net offering proceeds	$6,916	$422	$12,700	$61,194	$59,657	$140,889
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.
We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $935.0 million of real estate and real estate-related investments, $34.2 million of commercial loan originations, $30.9 million in real estate-related securities and the repurchase of $122.2 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $17.9 million of financing from the Revolving Credit Facility and $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchases
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares of any class, subject to the terms and conditions of the share repurchase plan. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased in any month, in our discretion, subject to any limitations in the share repurchase plan.
The aggregate amount of share repurchases is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding three months).
Under our share repurchase plan, to the extent we choose to repurchase shares in any month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price, subject to certain limited exceptions. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of our company as a whole, we may choose to repurchase fewer shares in any month than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
During the three months ended June 30, 2023, we repurchased shares of our Class E common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
April 2023	289,635	$31.61	289,635	—
May 2023	—	—	—	—
June 2023	34,071	30.12	34,071	—
	323,706	$31.45	323,706	—
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

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

10.1
Amended and Restated Valuation Services Agreement, dated May 12, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco Advisers, Inc. and Chatham Financial Corp. (filed as Exhibit 10.1 on Form 8-K filed on May 18, 2023 and incorporated herein by reference).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: August 11, 2023