Form 10-Q
period 2023-09-30
Invesco Real Estate Income Trust Inc.
filed 2023-11-13
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of November 13, 2023, the issuer had the following shares outstanding: 597,872 shares of Class T common stock, 522,978 shares of Class S common stock, 821,937 shares of Class D common stock, 4,546,415 shares of Class I common stock, 1,194,972 shares of Class E common stock and 13,677,279 shares of Class N common stock.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and nine months ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62

ITEM 4.	CONTROLS AND PROCEDURES	63

PART II	OTHER INFORMATION	64

ITEM 1.	LEGAL PROCEEDINGS	64

ITEM 1A.	RISK FACTORS	64

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	64

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	65

ITEM 4.	MINE SAFETY DISCLOSURES	65

ITEM 5.	OTHER INFORMATION	66

ITEM 6.	EXHIBITS	66

SIGNATURES		68

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	September 30, 2023	December 31, 2022
ASSETS
Investments in real estate, net	$693,816	$759,461
Investments in unconsolidated entities	124,211	127,360
Investments in commercial loans, at fair value	34,807	21,800
Investments in real estate-related securities, at fair value	28,045	23,512
Investments in affiliated fund, at fair value	28,464	14,969
Intangible assets, net	22,158	26,018
Cash and cash equivalents	13,628	39,888
Restricted cash	6,960	5,354
Other assets	16,364	20,796
Assets held-for-sale	61,460	—
Total assets	$1,029,913	$1,039,158

LIABILITIES
Mortgages payable, net	$378,893	$374,733
Financing obligation, net	53,752	53,752
Revolving credit facility	7,200	9,000
Due to affiliates	21,092	22,952
Accounts payable, accrued expenses and other liabilities	18,349	12,430
Total liabilities	$479,286	$472,867

Commitments and contingencies (See Note 18)	—	—

Class N redeemable common stock, $0.01 par value per share, 13,625,692 and 13,523,324 shares issued and outstanding, respectively	408,017	432,604
Redeemable non-controlling interest in INREIT OP	6,675	2,797

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 591,741 and 449,680 shares issued and outstanding, respectively	6	4
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 462,944 and 351,856 shares issued and outstanding, respectively	5	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 789,726 and 604,538 shares issued and outstanding, respectively	8	6
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,426,664 and 3,764,505 shares issued and outstanding, respectively	44	38
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,187,356 and 1,827,018 shares issued and outstanding, respectively	12	18
Additional paid-in capital	206,403	167,611
Accumulated deficit and cumulative distributions	(100,292)	(66,856)
Total stockholders' equity	106,227	100,866
Non-controlling interests in consolidated joint ventures	29,708	30,024
Total equity	135,935	130,890
Total liabilities, redeemable equity instruments and equity	$1,029,913	$1,039,158
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands except share data	2023	2022	2023	2022
Revenues
Rental revenue	$16,012	$15,516	$47,064	$38,443
Income from commercial loans	1,136	702	3,310	702
Other revenue	915	860	2,393	2,086
Total revenues	18,063	17,078	52,767	41,231
Expenses
Rental property operating	6,913	7,198	19,505	15,341
General and administrative	959	1,214	3,580	4,126
Management fee - related party	446	337	1,260	638
Performance participation interest - related party	—	1,335	—	5,729
Depreciation and amortization	6,203	11,759	19,733	32,247
Total expenses	14,521	21,843	44,078	58,081
Other income (expense), net
Income from unconsolidated entities, net	1,778	2,757	2,138	8,464
Losses from real estate-related securities	(448)	(925)	(525)	(2,020)
Income from investments in affiliated fund	493	—	75	—
Unrealized gain (loss) on derivative instruments	(444)	4,547	(990)	7,017
Impairment of investments in real estate	(1,743)	—	(1,743)	—
Interest expense	(5,290)	(4,996)	(16,087)	(10,271)
Other expense	(174)	(34)	(102)	(118)
Total other income (expense), net	(5,828)	1,349	(17,234)	3,072
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(2,286)	$(3,416)	$(8,545)	$(13,778)
Dividends to preferred stockholders	$(2)	$(2)	$(6)	$(6)
Net loss attributable to non-controlling interests in consolidated joint ventures	29	324	745	768
Net loss attributable to non-controlling interest in INREIT OP	11	4	43	303
Net loss attributable to common stockholders	$(2,248)	$(3,090)	$(7,763)	$(12,713)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.11)	$(0.19)	$(0.37)	$(0.83)
Weighted average shares of common stock outstanding, basic and diluted	20,975,438	16,386,546	20,717,793	15,249,373
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	12,729	—	12,733	—	12,733	(3)	—
Distribution reinvestment	—	—	—	—	—	—	—	270	—	270	—	270	—	—
Common stock repurchased	—	—	—	—	—	(4)	—	(13,021)	—	(13,025)	—	(13,025)	—	—
Share-based compensation	—	—	—	—	—	—	—	20	—	20	—	20	—	—
Net loss	—	—	—	—	—	—	—	—	(5,448)	(5,448)	(755)	(6,203)	—	(40)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	(8,500)	(8,500)	—	(8,500)	—	(78)
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,976
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	28	28	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(226)	(226)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	12,324	—	12,324	—	12,324	(12,892)	568
Balance at March 31, 2023	$41	$5	$4	$7	$40	$14	$—	$179,933	$(80,806)	$99,238	$29,071	$128,309	$419,709	$7,223
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	11,199	—	11,203	—	11,203	(2)	—
Distribution reinvestment	—	—	—	—	—	—	—	324	—	324	—	324	—	—
Common stock repurchased	—	—	—	—	—	(2)	—	(10,175)	—	(10,177)	—	(10,177)	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(63)	(63)	39	(24)	—	8
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	(8,491)	(8,491)	—	(8,491)	—	(95)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	191	191	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(177)	(177)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	3,923	—	3,923	—	3,923	(3,941)	18
Balance at June 30, 2023	$41	$6	$4	$8	$42	$12	$—	$185,223	$(89,362)	$95,974	$29,124	$125,098	$415,766	$7,154

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	4	—	—	16,685	—	16,690	—	16,690	—	—
Common stock repurchased	—	—	—	—	(2)	—	—	(6,829)	—	(6,831)	—	(6,831)	—	(301)
Distribution reinvestment	—	—	—	—	—	—	—	334	—	334	—	334	3,148	—
Share-based compensation	—	—	—	—	—	—	—	20	—	20	—	20	—	—
Net loss	—	—	—	—	—	—	—	—	(2,246)	(2,246)	(29)	(2,275)	—	(11)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4170 gross per share/unit)	—	—	—	—	—	—	—	—	(8,682)	(8,682)	—	(8,682)	—	(94)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	809	809	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(196)	(196)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	10,970	—	10,970	—	10,970	(10,897)	(73)
Balance at September 30, 2023	$41	$6	$5	$8	$44	$12	$—	$206,403	$(100,292)	$106,227	$29,708	$135,935	$408,017	$6,675
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	2	3	—	8	48,141	—	48,158	—	48,158	42,990	—
Distribution reinvestment	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,922)	(1,922)	(14)	(1,936)	—	(261)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4252 gross per share)	—	—	—	—	—	—	—	—	(5,876)	(5,876)	—	(5,876)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,025	2,025	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(80)	(80)	—	(30)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,182)	—	(10,182)	—	(10,182)	10,044	138
Balance at March 31, 2022	$41	$4	$4	$4	$5	$22	$20	$132,155	$(31,950)	$100,305	$6,002	$106,307	$277,701	$3,127
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	4	—	—	13,057	—	13,061	—	13,061	44,188	—
Distribution reinvestment	—	—	—	—	—	—	—	129	—	129	—	129	—	—
Common stock repurchased	—	—	—	—	(3)	—	—	(9,197)	—	(9,200)	—	(9,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(7,697)	(7,697)	(430)	(8,127)	—	(38)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4215 gross per share)	—	—	—	—	—	—	—	—	(6,558)	(6,558)	—	(6,558)	—	—
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	25,400	25,400	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(144)	(144)	—	(44)
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(10,374)	—	(10,374)	—	(10,374)	10,246	128
Balance at June 30, 2022	$41	$4	$4	$4	$26	$22	$—	$125,789	$(46,207)	$79,683	$30,828	$110,511	$327,340	$3,173

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	—	—	—	1	5	1	—	21,365	—	21,372	—	21,372	12,000	—
Distribution reinvestment	—	—	—	—	—	—	—	161	—	161	—	161	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(3,088)	(3,088)	(324)	(3,412)	—	(4)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4170 gross per share)	—	—	—	—	—	—	—	—	(6,828)	(6,828)	—	(6,828)	—	(44)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	898	898	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(604)	(604)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(4,117)	—	(4,117)	—	(4,117)	4,064	53
Balance at September 30, 2022	$41	$4	$4	$5	$31	$23	$—	$143,217	$(56,125)	$87,200	$30,798	$117,998	$343,404	$3,178
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
$ in thousands	2023	2022
Cash flows from operating activities:
Net loss	$(8,545)	$(13,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	1,260	638
Performance participation interest - related party	—	5,729
Income from unconsolidated entities, net	(2,138)	(8,464)
Impairment of investments in real estate	1,743	—
Depreciation and amortization	19,733	32,247
Share-based compensation	59	57
Straight-line rents	(911)	(1,056)
Amortization of below-market lease intangibles	(298)	(259)
Amortization of above-market lease intangibles	131	121
Amortization of deferred financing costs	1,210	1,035
Gain from investments in affiliated fund	(75)	—
Unrealized loss on real estate-related securities, net	350	2,796
Unrealized loss (gain) on derivative instruments	990	(7,017)
Distributions of earnings from investments in unconsolidated entities	2,202	6,212
Other items	2,204	633
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
(Increase) decrease in other assets	(2,125)	2,612
Increase in due to affiliates	411	1,763
Increase in accounts payable, accrued expenses and other liabilities	149	3,222
Net cash provided by operating activities	16,350	26,491
Cash flows from investing activities:
Investments in unconsolidated entities	(709)	(9,633)
Investment in unconsolidated affiliated fund	(15,000)	—
Distribution from unconsolidated affiliated fund	1,580	—
Origination of commercial loan	(13,007)	(21,800)
Acquisitions of real estate	—	(367,220)
Capital improvements to real estate	(6,984)	(806)
Purchase of real estate-related securities	(11,028)	(14,813)
Proceeds from sale of real estate-related securities	4,735	285
Distributions of capital from investments in unconsolidated entities	3,794	—
Net cash used in investing activities	(36,619)	(413,987)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	—	99,200
Repurchase of redeemable common stock	—	(4,795)
Proceeds from issuance of common stock	41,054	83,621
Offering costs paid	(63)	(38)
Repurchase of common stock and OP units	(26,913)	(9,200)
Subscriptions received in advance	2,196	6,970
Proceeds from revolving credit facility	36,100	177,000
Repayment of revolving credit facility	(37,900)	(164,000)
Borrowings from mortgages payable	3,227	215,032
Purchase of derivative instruments	(323)	(2,196)
Payment of deferred financing costs	(600)	(2,987)
Common stock and INREIT OP unit distributions	(21,588)	(17,843)
Preferred stock dividends	(4)	(6)
Sale of interest to non-controlling interest	—	22,462
Contributions from non-controlling interests	1,028	5,861
Distributions to non-controlling interests	(599)	(931)
Net cash (used in) provided by financing activities	(4,385)	408,150
Net change in cash and cash equivalents and restricted cash	(24,654)	20,654
Cash and cash equivalents and restricted cash, beginning of period	45,242	15,499
Cash and cash equivalents and restricted cash, end of period	$20,588	$36,153

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$13,628	$25,992
Restricted cash	6,960	10,161
Total cash and cash equivalents and restricted cash	$20,588	$36,153
Supplemental disclosures:
Interest paid	$15,450	$7,803
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$—	$1,092
Issuance of Class E OP Units to non-controlling interests	$3,976	$3,280
Issuance of Class E shares for payment of management fees	$1,228	$408
Accrued capital expenditures	$193	$466
Accrued preferred dividends	$2	$—
Distributions payable	$2,927	$2,124
Distribution reinvestment	$4,076	$370
Accrued offering costs due to affiliates	$1,598	$1,422
Adjustment to carrying value of redeemable equity instruments	$(27,217)	$24,673
Accrued common stock repurchases	$3,421	$—
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

Revision of Previously Issued Financial Statements
During the third quarter of 2023, the Company identified errors in Note 20 — “Segment Reporting” in the summary of our financial results by segment tables in the previously filed 2022 and 2021 annual consolidated financial statements and unaudited quarterly condensed consolidated financial statements for each of the quarterly periods of 2022 and for the first two quarterly periods of 2023. The prior period errors impacted net income from unconsolidated investments, net, segment net operating income and segment depreciation and amortization for the healthcare and corporate and other sectors. The errors identified did not impact the consolidated or condensed consolidated balance sheets, statements of operations, statements of changes in equity and redeemable equity instruments or the statements of cash flows in any prior period. We concluded that the errors are not material to each of the annual consolidated financial statements which were included in our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 and our interim report on Form 10-Q for each of the quarterly periods in 2022 and for the quarters ended March 31, 2023 and June 30, 2023. We have revised the summary of our financial results by segment in Note 20 — “Segment Reporting” for the previous periods included in this filing on Form 10-Q and will correct any prior period segment disclosures for these errors as they are presented in future periodic filings.
The following changes have been made to our financial results by segment tables:

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income from unconsolidated investments, net	$7,600	$(2,252)	$5,348	$23,407	$(7,887)	$15,520
Segment net operating income	$16,555	$(2,252)	$14,303	$47,277	$(7,887)	$39,390
Segment depreciation and amortization	$(16,602)	$2,252	$(14,350)	$(47,190)	$7,887	$(39,303)
Segment income from unconsolidated entities	$7,600	$(2,252)	$5,348	$23,407	$(7,887)	$15,520
Depreciation and amortization attributable to unconsolidated entities	$(4,843)	$2,252	$(2,591)	$(14,943)	$7,887	$(7,056)
Consolidation
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs in Note 14 — “Variable Interest Entities ”.
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
Properties Held-For-Sale
We classify the assets related to real estate investments as held-for-sale when a sale is probable to occur within one year. We consider a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit and there are limited contingencies to closing. We record held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. At the time the real estate investment is classified as held-for-sale, no additional depreciation will be recorded for the held-for-sale investment. During the three and nine months ended September 30, 2023, we recognized $1.7 million of impairment expense related to held-for-sale real estate investments. Held-for-sale assets are presented on the condensed consolidated balance sheets. Refer to Note 3 — “Investments in Real Estate, net” for additional details.

Income Taxes
For the three and nine months ended September 30, 2023, we recorded a net tax expense of approximately $102,000 and $119,000, respectively, located within other expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, we recorded a net tax expense of approximately $34,000 and $118,000, respectively, located within other expense on our consolidated statements of operations. As of September 30, 2023, we recorded neither a deferred tax asset or deferred tax liability. As of December 31, 2022, we recorded a deferred tax asset of approximately $3,000. This deferred tax asset was recorded within other assets on our condensed consolidated balance sheets. As of September 30, 2023, our tax years 2019 through 2022 remain subject to examination by the United States tax authorities.
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
As of September 30, 2023 and 2022, there are no common share equivalents outstanding that would have a dilutive effect as a result of our net loss, and accordingly, the weighted average number of common shares outstanding is identical for the period for both basic and diluted shares.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	September 30, 2023	December 31, 2022
Building and improvements	$565,767	$612,374
Land and land improvements	150,014	158,191
Furniture, fixtures and equipment	11,254	11,514
Total	727,035	782,079
Accumulated depreciation	(33,219)	(22,618)
Investments in real estate, net	$693,816	$759,461

Properties Held-For-Sale

As of September 30, 2023, the Cortona Apartments in the multifamily segment was classified as held-for-sale. An unaffiliated third party has deposited non-refundable earnest money in connection with the sale of Cortona Apartments. The held-for-sale assets are included as components of assets held-for-sale on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, Cortona Apartments had a net loss of $0.4 million and $1.2 million, respectively. On November 8, 2023, we completed the sale of Cortona Apartments for a sales price of $62.0 million.

The following table details the assets of the property classified as held-for-sale:

$ in thousands
Assets:	September 30, 2023
Investments in real estate, net	$55,133
Other assets	6,327
Total assets held-for-sale	$61,460
Impairment
During the three and nine months ended September 30, 2023, we recognized impairment of $1.7 million related to Cortona Apartments, a held-for-sale real estate investment, where the carrying amount exceeded the fair value, which was based on the estimated sales price, less estimated closing costs.
4.Investments in Unconsolidated Entities
As of September 30, 2023, we held five investments in unconsolidated entities for an aggregate investment balance of $124.2 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of September 30, 2023 and December 31, 2022 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	September 30, 2023	December 31, 2022
Vida JV LLC(2)	42.5%	$74,613	$79,478
San Simeon Holdings(3)	—	26,707	25,516
PTCR Holdco, LLC(4)	—	8,368	8,129
Retail GP Fund(5)	4.5% to 13.5%	14,513	14,237
Homestead Communities, LLC(6)	50.0%	10	—
Total		$124,211	$127,360
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of September 30, 2023, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of September 30, 2023, Vida JV LLC owned a portfolio of twenty medical office buildings.
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
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 13.5% in eight retail properties.
(6)We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufacturing housing through a joint venture, Homestead Communities, LLC (“Homestead”). An Invesco affiliate, Invesco U.S. Income Fund L.P., owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded.

Our share of the unconsolidated entities’ income (loss) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Company’s Share of Unconsolidated Entities' Income (Loss)
$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2023	2022	2023	2022
Vida JV LLC	$(354)	$1,770	$(1,253)	$5,370
San Simeon Holdings	748	664	2,196	1,911
PTCR Holdco, LLC	272	372	806	906
Retail GP Fund	1,170	(49)	711	277
Homestead Communities, LLC	(58)	—	(322)	—
Total	$1,778	$2,757	$2,138	$8,464
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	September 30, 2023				December 31, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total assets	$403,473	$127,003	$517,480	$1,047,956	$407,405	$123,664	$595,006	$1,126,075
Total liabilities	(228,466)	(76,244)	(279,525)	(584,235)	(220,573)	(76,583)	(284,118)	(581,274)
Total equity	$175,007	$50,759	$237,955	$463,721	$186,832	$47,081	$310,888	$544,801
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$9,535	$2,709	$20,911	$33,155	$9,089	$2,476	$22,158	$33,723
Net income (loss)	$(831)	$236	$3,560	$2,965	$4,169	$478	$1,781	$6,428

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
$ in thousands	Vida JV LLC	San Simeon Holdings	Other	Total	Vida JV LLC	San Simeon Holdings	Other	Total
Total revenue	$28,246	$7,872	$54,340	$90,458	$27,385	$7,467	$45,807	$80,659
Net income (loss)	$(2,938)	$1,183	$2,160	$405	$12,645	$1,806	$8,440	$22,891
We did not record any impairment losses on our investments in unconsolidated entities for the three and nine months ended September 30, 2023.

5.Investments in Commercial Loans
As of September 30, 2023, we have the following investments in commercial loans:

				Current Principal Balance
$ in thousands	Origination Date	Loan Type	Interest Rate	September 30, 2023	December 31, 2022	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	SOFR + 7.21%	$21,800	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	SOFR + 8.00%	13,007	—	2/9/2025
Total				$34,807	$21,800
We elected the fair value option for each instrument and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three and nine months ended September 30, 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $1.1 million and $3.3 million, respectively, in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, we recognized interest income and loan origination fee income from our investments in commercial loans of $0.7 million for each respective period in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2023 and 2022, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	September 30, 2023
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$21,643	$(546)	$21,097	$(1,108)	$19,989	8.68%	12/15/2035
Corporate debt	4,478	(154)	4,324	(356)	3,968	5.12%	6/13/2027
Preferred stock of REITs	N/A	N/A	2,107	(250)	1,857	6.99%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,803)	2,231	6.90%	N/A
Total	$26,121	$(700)	$31,562	$(3,517)	$28,045

	December 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$16,123	$(419)	$15,704	$(1,816)	$13,888	7.96%	11/16/2039
Corporate debt	4,978	(144)	4,834	(339)	4,495	5.15%	7/11/2025
Preferred stock of REITs	N/A	N/A	2,107	(267)	1,840	7.06%	N/A
Common stock of REITs	N/A	N/A	4,034	(745)	3,289	4.68%	N/A
Total	$21,101	$(563)	$26,679	$(3,167)	$23,512
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	September 30, 2023
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,498	$(29,524)	$15,974
Leasing commissions	5,895	(1,340)	4,555
Above-market lease intangibles	1,952	(323)	1,629
Total intangible assets, net	$53,345	$(31,187)	$22,158

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(857)	$2,047
Total intangible liabilities, net	$2,904	$(857)	$2,047

	December 31, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(28,038)	$19,328
Leasing commissions	5,774	(844)	4,930
Above-market lease intangibles	1,951	(191)	1,760
Total intangible assets, net	$55,091	$(29,073)	$26,018

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(560)	$2,344
Total intangible liabilities, net	$2,904	$(560)	$2,344
The estimated future amortization of our intangibles for each of the next five years and thereafter as of September 30, 2023 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2023 (remainder)	$660	$167	$45	$(100)
2024	2,602	656	176	(396)
2025	2,189	637	176	(396)
2026	2,184	636	176	(396)
2027	1,805	556	176	(309)
2028	1,672	521	176	(258)
Thereafter	4,862	1,382	704	(192)
	$15,974	$4,555	$1,629	$(2,047)

8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	September 30, 2023	December 31, 2022
Derivative instruments	$8,678	$9,345
Deferred rent	2,767	1,857
Prepaid expenses	1,785	581
Capitalized tax abatement, net(1)	1,405	8,166
Receivables, net	946	472
Other	783	375
Total	$16,364	$20,796
(1)We obtained tax abatements in conjunction with our purchases of the Cortona Apartments and 3101 Agler Road properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2023, accumulated amortization of the capitalized tax abatements was $0.3 million, and the estimated annual amortization is $0.6 million. As of September 30, 2023, the capitalized tax abatement associated with Cortona Apartments is included as a component of assets held-for-sale. See Note 3 — “Investments in Real Estate, net” for more information.
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
As of September 30, 2023, we have entered into five interest rate caps and one interest rate swap. The following table summarizes the notional amount and other information related to these instruments as of September 30, 2023.

$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate	Weighted Average Remaining Term In Years
Interest rate caps	5	$223,500	$2,989	$5,692	2.28%	1.20
Interest rate swap	1	52,500	N/A	2,986	2.73%	3.58
Total	6	$276,000	$2,989	$8,678
(1)The notional amount represents the amount of the borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, we reported decreases in fair value of $0.4 million and $1.0 million, respectively. For the three and nine months ended September 30, 2022, we reported increases in fair value of $4.5 million and $7.0 million, respectively. These changes are included in unrealized gain (loss) on derivative instruments in our condensed consolidated statements of operations.

9.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(3)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date(2)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	9/5/2025	$150,000	$150,000	$7,200	$9,000
(1)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. On September 8, 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. The amendment extended the maturity date to September 6, 2024 and grants an option to extend the term to September 5, 2025, subject to certain conditions. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.99% and 6.62%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.73% and 2.70%, respectively.
(2)The maturity date presented is the extended maturity date. The current maturity date is September 6, 2024 and the amendment grants an option to extend the term to September 5, 2025, subject to certain conditions.
(3)As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. As of September 30, 2023, the borrowing capacity on the Revolving Credit Facility was $76.7 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of September 30, 2023, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	September 30, 2023	December 31, 2022
Cortona Apartments	S + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	39,660
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	108,690	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	70,000
Total mortgages payable				381,850	378,623
Deferred financing costs, net				(2,957)	(3,890)
Mortgage notes payable, net				$378,893	$374,733
(1)The term “S” refers to the relevant floating benchmark rate, Secured Overnight Financing Rate (“SOFR”).
(2)The mortgage note secured by the Cortona Apartments bears interest at the greater of (a) 2.65% or (b) the sum of 2.51% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 7.72% and 7.25%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.12% and 3.23%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 2.00% plus (ii) SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.87% and 6.48%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.81% and 2.65%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.81% and 6.33%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 2.83% and 2.25%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.70% and 6.38%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.06% and 3.35%, respectively.
(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and nine months ended September 30, 2023 was 5.66% and 5.62%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.24% and 4.21%, respectively.
As of September 30, 2023, we were in compliance with all loan covenants in our mortgage notes agreements.

Financing Obligation, Net
In connection with the Tempe Student Housing property, as of September 30, 2023, we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of September 30, 2023:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2023 (remaining)	$—	$—	$3	$3
2024	7,200	—	6	7,206
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	218,350	15	218,365
2028	—	45,000	18	45,018
Thereafter	—	—	36,291	36,291
Total	$7,200	$381,850	$36,354	$425,404
10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	September 30, 2023	December 31, 2022
Real estate taxes payable	$3,906	$2,466
Common stock repurchases	3,421	—
Subscriptions received in advance	2,196	1,843
Intangible liabilities, net	2,047	2,344
Accrued interest expense	1,794	1,968
Accounts payable and accrued expenses	1,786	824
Tenant security deposits	1,422	1,323
Prepaid rental income	1,302	1,390
Distributions payable	475	272
Total	$18,349	$12,430
11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with Massachusetts Mutual Life Insurance Company (“MassMutual”):

	As of September 30, 2023		As of December 31, 2022
$ in thousands, except share amounts	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,163,482	$476,562	16,061,114	$473,415
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795
For the three and nine months ended September 30, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $10.9 million and $27.7 million, respectively, to adjust the value of the Class N shares held by MassMutual to our September 30, 2023 NAV per Class N share. For the three and nine months ended September 30, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $4.1 million and $24.4 million, respectively, to adjust the value of the Class N shares held by MassMutual to our September 30, 2022 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of September 30, 2023.

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
As of September 30, 2023 and December 31, 2022, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Nine Months Ended September 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	83,872	—	53,224	265,404	13,601	—	416,101
Common stock repurchased	—	—	—	—	(401,116)	—	(401,116)
Distribution reinvestment	474	—	1,133	4,436	2,430	—	8,473
Balance at March 31, 2023	534,026	351,856	658,895	4,034,345	1,441,933	13,523,324	20,544,379
Issuance of common stock	36,963	13,951	93,684	235,524	15,596	—	395,718
Common stock repurchased	—	—	—	(39,210)	(284,496)	—	(323,706)
Distribution reinvestment	1,193	—	1,938	4,846	2,543	—	10,520
Balance at June 30, 2023	572,182	365,807	754,517	4,235,505	1,175,576	13,523,324	20,626,911
Issuance of common stock	18,462	96,942	34,096	408,889	14,796	—	573,185
Common stock repurchased	(503)	—	(1,373)	(221,839)	(5,640)	—	(229,355)
Distribution reinvestment	1,600	195	2,486	4,109	2,624	102,368	113,382
Balance at September 30, 2023	591,741	462,944	789,726	4,426,664	1,187,356	13,625,692	21,084,123

	Nine Months Ended September 30, 2022
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	165,035	165,035	165,035	279,643	1,814	2,213,413	2,989,975
Distribution reinvestment	—	—	—	458	2,133	—	2,591
Balance at March 31, 2022	351,856	351,856	351,856	466,816	2,248,528	10,769,922	14,540,834
Issuance of common stock	838	—	24,365	398,375	5,099	1,392,047	1,820,724
Common stock repurchased(1)	—	—	—	(291,818)	—	(149,616)	(441,434)
Exchange of common stock(2)	—	—	—	2,028,085	—	(1,992,225)	35,860
Distribution reinvestment	—	—	21	1,892	2,130	—	4,043
Balance at June 30, 2022	352,694	351,856	376,242	2,603,350	2,255,757	10,020,128	15,960,027
Issuance of common stock	45,375	—	115,191	502,883	22,075	365,118	1,050,642
Distribution reinvestment	1	—	73	2,807	2,055	—	4,936
Balance at September 30, 2022	398,070	351,856	491,506	3,109,040	2,279,887	10,385,246	17,015,605
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
As of September 30, 2023 and December 31, 2022, all of our Class N shares have been classified as redeemable common stock because the only stockholder, MassMutual, has the contractual right to redeem the shares under certain circumstances.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2023, we declared distributions of $8.8 million and $25.9 million, respectively. For the three and nine months ended September 30, 2022, we declared distributions of $6.9 million and $19.4 million, respectively. We accrued $2.5 million and $2.4 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Additionally, as of September 30, 2023 and December 31, 2022, we accrued $0.5 million and $0.3 million, respectively, for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	—	(0.0255)	(0.0101)	(0.0102)	—	—	—
Net distributions declared per share	$—	$0.3915	$0.4069	$0.4068	$0.4170	$0.4170	$0.4170

	Three Months Ended September 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)(2)	—	(0.0033)	—	(0.0046)	—	—	—
Net distributions declared per share	$—	$0.4137	$0.4170	$0.4124	$0.4170	$0.4170	$0.4170

	Nine Months Ended September 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487
Stockholder servicing fee per share(1)	—	(0.0684)	(0.0109)	(0.0285)	—	—	—
Net distributions declared per share	$31.2500	$1.1803	$1.2378	$1.2202	$1.2487	$1.2487	$1.2487

	Nine Months Ended September 30, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$1.2637	$1.2637	$1.2637	$1.2637	$1.2637	$1.2637
Stockholder servicing fee per share(1)(2)	—	0.0078	0.0115	(0.0019)	—	—	—
Net distributions declared per share	$31.2500	$1.2715	$1.2752	$1.2618	$1.2637	$1.2637	$1.2637
(1)See Note 16 — “Related Party Transactions” for a discussion of our stockholder servicing fee.
(2)For Class T and Class S Common Stock, the stockholder servicing fee in the distribution above results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Invesco REIT Special Limited Partner L.L.C. (“the Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds Class E units in INREIT OP. See Note 16 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. For the three months ended September 30, 2023, we recorded an allocation adjustment of $0.1 million from redeemable non-controlling interest in INREIT OP to additional paid-in capital on our condensed consolidated balance sheets. For the nine months ended September 30, 2023, we recorded an allocation adjustment of $0.5 million from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, we recorded an allocation adjustment of $0.1 million and $0.2 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Net loss allocated	$(11)	$(4)	$(43)	$(303)
Distributions	$94	$44	$267	$118
Adjustment to carrying value	$(73)	$53	$514	$181
As of September 30, 2023 and December 31, 2022, distributions payable to the Special Limited Partner were approximately $30,000 and $15,000, respectively.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased under the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable. The transaction price will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the distribution reinvestment plan. The stockholder servicing fees for shares of our Class T shares, Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three and nine months ended September 30, 2023, we repurchased 223,715 and 948,536 shares of common stock for $6.7 million and $29.9 million, respectively, and fulfilled all repurchase requests that were made. For the three and nine months ended September 30, 2022, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
Share-Based Compensation Plan
For the three and nine months ended September 30, 2023, we awarded independent members of our board of directors 628 and 1,855 Class E shares, respectively, under our 2019 Equity Incentive Plan (the “Incentive Plan”) and recognized approximately $20,000 and $59,000, respectively, of compensation expense related to these awards. For the three and nine months ended September 30, 2022, we awarded independent members of our board of directors 581 and 1,811 Class E shares, respectively, under our Incentive Plan and recognized approximately $19,000 and $57,000, respectively, of compensation expense related to these awards. As of September 30, 2023, 187,855 shares of common stock remain available for future issuance under the Incentive Plan.
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of September 30, 2023 and December 31, 2022, none of these investments were expected to be sold at a value materially different than NAV.

Valuation of Financial Instruments Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	September 30, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient(1)	Total at Fair Value
Investments in real estate-related securities	$4,088	$23,957	$—	$—	$28,045
Investments in commercial loans	—	—	34,807	—	34,807
Investment in affiliated fund	—	—	—	28,464	28,464
Interest rate caps	—	5,692	—	—	5,692
Interest rate swap	—	2,986	—	—	2,986
Total	$4,088	$32,635	$34,807	$28,464	$99,994

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient(1)	Total at Fair Value
Investments in real estate-related securities	$5,129	$18,383	$—	$—	$23,512
Investments in commercial loans	—	—	21,800	—	21,800
Investment in affiliated fund	—	—	—	14,969	14,969
Interest rate caps	—	7,167	—	—	7,167
Interest rate swap	—	2,178	—	—	2,178
Total	$5,129	$27,728	$21,800	$14,969	$69,626
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
Our commercial loan investments consist of two floating rate mezzanine loans we originated and are classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table details our investments in commercial loans:

$ in thousands	Investments in Commercial Loans
Balance as of December 31, 2022	$21,800
Loan originations	13,007
Net unrealized gain (loss)	—
Balance as of September 30, 2023	$34,807
The following table shows the quantitative information about unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of September 30, 2023.

Type	Asset Class	Valuation Technique	Unobservable Input	Weighted Average Rate
Commercial loans	Industrial	Discounted cash flow	Discount rate	12.94%
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

	September 30, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$7,200	$7,200	$9,000	$9,000
Mortgage notes payable(1)	381,850	376,029	378,623	372,682
Financing obligation(1)	54,000	54,000	54,000	54,000
Total	$443,050	$437,229	$441,623	$435,682
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
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. We review our real estate properties for impairment each quarter or when there is an event of change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
During the three and nine months ended September 30, 2023, we recognized an impairment of $1.7 million related to our held-for-sale real estate investment. The fair value of such held-for-sale real estate investment as of September 30, 2023 was $61.5 million and is primarily based on the sale price per the binding executed contracts which is considered a Level 3 input. See Note 3 — “Investments in Real Estate, net” for additional information on impairment.
14.Variable Interest Entities

Unconsolidated Variable Interest Entities
Included in our investments as of September 30, 2023, is an unconsolidated real estate operating company which is a VIE where we are not the primary beneficiary. This equity method investment was deemed a VIE primarily based on the fact that the equity investors at risk lacked the ability to make decisions that significantly impacted the economic performance of the entity. The day to day operations are run by an appointed manager who has no equity at risk and is unaffiliated to us. The manager is also one of three board members of the entity and we have no kick-out rights. We have determined that we are not the primary beneficiary of this VIE based on the fact that we have shared power of this entity along with an affiliated Invesco fund and therefore do not have a controlling financial interest.
As of September 30, 2023, our investment in this VIE was approximately $10,000, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. Our maximum exposure to loss as a result of our involvement with this VIE is estimated to be $2.7 million, which is the capital commitment obligation. We have not provided financial support to this VIE that we were not previously contractually required to provide. All future costs will be funded with capital contributions from us and the Invesco affiliated fund in accordance with their respective ownership percentages.

Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of September 30, 2023, is a VIE for which we are the primary beneficiary. The entity was established in connection with our DST Program. See additional information on the DST Program in Note 15 — “DST Program”. Our involvement with this entity is through our majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity does not provide the equity owners voting rights. We determined that we were the primary beneficiary as 1) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the power to direct the remaining activities of the VIE such as the ability to exercise a fair market value purchase option and 2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company’s variable interests.
The majority of the operations of the VIE are funded with cash flows from the master lease between the VIE and a wholly-owned subsidiary of the Operating Partnership. We have not provided any financial support to the VIE other than the interests described above.
15.DST Program

In February 2023, we, through our Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific Delaware statutory trusts (“DSTs”) holding real properties (“DST Properties”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash, at our sole discretion. After a one-year holding period, investors who receive OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of common stock, cash, or a combination of both.

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of September 30, 2023, we have raised $0.8 million related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of September 30, 2023, the Excelsior Warehouse and Industry Warehouse properties are included in our DST Program and are included in investments in real estate, net in our condensed consolidated financial statements.

Under the master lease, we are responsible for subleasing the DST Properties to tenants and for covering all costs associated with operating the underlying DST Properties. The rental revenues and operating property expenses associated with the underlying property are included in the respective line items on our condensed consolidated statements of operations. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the relevant DST and could fluctuate over time.

16.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	September 30, 2023	December 31, 2022
Advanced general and administrative expenses	$9,145	$8,626
Advanced offering costs	5,846	5,307
Distributions payable	2,454	2,378
Accrued stockholder servicing fee	1,846	891
Advanced organization expenses	1,474	1,474
Accrued management fee	297	266
Share-based compensation payable	20	20
Accrued affiliate service provider expenses	10	13
Performance participation interest	—	3,977
Total	$21,092	$22,952
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among each class of shares based on each class’s relative percentage of aggregate NAV. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and nine months ended September 30, 2023, we incurred management fees of $0.4 million and $1.3 million, respectively, of which $0.3 million is accrued as a component of due to affiliates on our condensed consolidated balance sheets as of September 30, 2023. During the three and nine months ended September 30, 2023, we issued 13,800 and 38,523 Class E shares, respectively, as payment for the management fees earned. During the three and nine months ended September 30, 2022, we incurred management fees of $0.3 million and $0.6 million, respectively. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and nine months ended September 30, 2023, the Adviser submitted 5,640 Class E shares for repurchase by the Company, for a total repurchase amount of $0.2 million.

The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest is calculated and payable on an annual basis. For the three and nine months ended September 30, 2023, the Special Limited Partner did not earn a performance participation interest. For the three and nine months ended September 30, 2022, we incurred $1.3 million and $5.7 million, respectively, for the Special Limited Partner's performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. On February 1, 2023, we issued 122,065 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2022 performance fee. Such units were issued at the NAV per unit as of December 31, 2022. During the three and nine months ended September 30, 2023, the Special Limited Partner submitted 9,661 Class E units for repurchase by the Company, for a total repurchase amount of $0.3 million.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the ongoing management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, and IT support. The Adviser and its affiliates also facilitate the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the three and nine months ended September 30, 2023, we incurred $0.2 million and $0.7 million, respectively, for these expenses that were provided by the Adviser. During the three and nine months ended September 30, 2022, we incurred $0.1 million and $0.7 million, respectively, for these expenses that were provided by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of September 30, 2023 and December 31, 2022, we have accrued $1.8 million and $0.9 million, respectively, of stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares which have been purchased by affiliates as of September 30, 2023. Any share repurchases or exchanges are not a component of the table but have been described in further detail below.

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	16,163,482	$476,562
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	416,893	—	738,701	48,216
Members of our board of directors and employees of our Adviser(4)	—	—	—	188	23,659	75,128	2,711
	165,126	165,126	165,126	417,081	2,017,823	18,969,535	$646,989
(1)In accordance with MassMutual’s subscription agreement, we have repurchased 2,537,790 of MassMutual Shares for $74.8 million. The amount presented is inclusive of the shares subsequently repurchased.
(2)Invesco Global Property Plus Fund (“IGP+”) purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares. Additionally, we have repurchased a total of 1,327,979 Class E shares and Class I shares from IGP+ for $43.0 million. The amount presented is inclusive of the shares subsequently repurchased.
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
(4)Members of our board of directors and employees of our Adviser who are officers of the Company or serve on the Company’s steering committee purchased 75,128 Class N shares for $2.0 million, and we subsequently exchanged these Class N shares for 75,128 Class E shares.,
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. As of September 30, 2023, the Adviser had agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. Subsequent to September 30, 2023, the Adviser agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Adviser advanced on our behalf $5.8 million and $5.3 million, respectively, on our behalf in connection with the Private Offerings and Offering that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Operating Expenses Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2023, the Adviser had agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. Subsequent to September 30, 2023, the Adviser agreed that we will not be required to make payments for the reimbursement of advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of September 30, 2023 and December 31, 2022, the Adviser advanced on our behalf $9.1 million and $8.6 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2023 did not exceed the charter-imposed limitation.
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
During the three and nine months ended September 30, 2023, we incurred approximately $35,000 and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and nine months ended September 30, 2022, we incurred approximately $30,000 and $76,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufacturing housing through Homestead. Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.
We hold our interest in Everly Roseland Apartments through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.

Investment in Affiliated Fund
As of September 30, 2023, we have an investment of $28.5 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of September 30, 2023, we have not called any of the $30.0 million commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 16 — “Related Party Transactions”.
17.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
18.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2023, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not subject to any material litigation or aware of any pending or threatened material litigation.
19.Tenant Leases
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
The following table details the components of operating lease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Fixed lease payments	$14,129	$13,425	$41,627	$33,904
Variable lease payments	1,883	2,091	5,437	4,539
Rental revenue	$16,012	$15,516	$47,064	$38,443

Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands	Future Minimum
Year	Rents
2023 (remainder)	$2,972
2024	11,822
2025	11,269
2026	11,444
2027	11,249
2028	11,415
Thereafter	50,391
Total	$110,562
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
20.Segment Reporting
As of September 30, 2023, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Holdings and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest. Real estate revenues include revenues generated from owned properties and interest income generated from commercial loans.
The following table summarizes our total assets by segment:

$ in thousands	September 30, 2023	December 31, 2022
Healthcare	$74,613	$79,478
Office	37,371	38,487
Industrial	143,400	146,121
Self-Storage	100,969	92,182
Multifamily	225,109	226,417
Student Housing	235,724	238,648
Grocery-Anchored Retail	64,736	65,666
Real Estate Debt	90,163	62,285
Corporate and Other	57,828	89,874
Total assets	$1,029,913	$1,039,158

The following table summarizes our financial results by segment for the three months ended September 30, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$725	$2,654	$2,108	$4,223	$5,044	$1,258	$—	$—	$16,012
Income from commercial loans	—	—	—	—	—	—	—	1,136	—	1,136
Other revenue	—	—	89	236	147	430	—	—	13	915
Total revenues	—	725	2,743	2,344	4,370	5,474	1,258	1,136	13	18,063

Expenses:
Rental property operating	—	132	1,223	998	1,484	2,528	497	—	51	6,913
Total expenses	—	132	1,223	998	1,484	2,528	497	—	51	6,913
Income from unconsolidated entities, net	1,395	—	—	—	—	—	—	748	1,827	3,970
Income from investments in affiliated fund	—	—	—	—	—	—	—	493	—	493
Loss from real estate-related securities	—	—	—	—	—	—	—	—	(448)	(448)
Segment net operating income	$1,395	$593	$1,520	$1,346	$2,886	$2,946	$761	$2,377	$1,341	$15,165

Segment depreciation and amortization	$(1,749)	$(416)	$(1,398)	$(630)	$(1,603)	$(1,654)	$(502)	$—	$(443)	$(8,395)

General and administrative										(959)
Unrealized loss on derivative instruments										(444)
Impairment of investments in real estate										(1,743)
Interest expense										(5,290)
Management fee - related party										(446)
Other expense										(174)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(2,286)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										29
Net loss attributable to non-controlling interest in INREIT OP										11
Net loss attributable to common stockholders										$(2,248)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2023:

$ in thousands
Segment income from unconsolidated entities	$3,970
Depreciation and amortization attributable to unconsolidated entities	(2,192)
Income from unconsolidated entities, net	$1,778

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2023:

$ in thousands
Segment depreciation and amortization	$(8,395)
Depreciation and amortization attributable to unconsolidated entities	2,192
Depreciation and amortization	$(6,203)
The following table summarizes our financial results by segment for the three months ended September 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$826	$2,872	$2,031	$3,990	$4,445	$1,352	$—	$—	$15,516
Income from commercial loans	—	—	—	—	—	—	—	702	—	702
Other revenue	—	—	89	218	130	407	16	—	—	860
Total revenues	—	826	2,961	2,249	4,120	4,852	1,368	702	—	17,078

Expenses:
Rental property operating	—	119	1,363	1,032	1,421	2,697	419	—	147	7,198
Total expenses	—	119	1,363	1,032	1,421	2,697	419	—	147	7,198
Income from unconsolidated entities, net	3,796	—	—	—	—	—	—	664	888	5,348
Income from real estate-related securities	—	—	—	—	—	—	—	—	(925)	(925)
Segment net operating income	$3,796	$707	$1,598	$1,217	$2,699	$2,155	$949	$1,366	$(184)	$14,303

Segment depreciation and amortization	$(2,027)	$(418)	$(1,393)	$(2,423)	$(4,414)	$(2,614)	$(495)	$—	$(566)	$(14,350)

General and administrative										(1,214)
Unrealized gain on derivative instruments										4,547
Interest expense										(4,996)
Management fee - related party										(337)
Performance participation interest - related party										(1,335)
Other expense										(34)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(3,416)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										324
Net loss attributable to non-controlling interest in INREIT OP										4
Net loss attributable to common stockholders										$(3,090)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2022:

$ in thousands
Segment income from unconsolidated entities	$5,348
Depreciation and amortization attributable to unconsolidated entities	(2,591)
Income from unconsolidated entities, net	$2,757
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2022:

$ in thousands
Segment depreciation and amortization	$(14,350)
Depreciation and amortization attributable to unconsolidated entities	2,591
Depreciation and amortization	$(11,759)

The following table summarizes our financial results by segment for the nine months ended September 30, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,178	$8,104	$6,267	$12,378	$13,900	$4,237	$—	$—	$47,064
Income from commercial loan	—	—	—	—	—	—	—	3,310	—	3,310
Other revenue	—	—	259	702	463	956	—	—	13	2,393
Total revenues	—	2,178	8,363	6,969	12,841	14,856	4,237	3,310	13	52,767

Expenses:
Rental property operating	—	409	3,813	3,086	4,572	5,992	1,414	—	219	19,505
Total expenses	—	409	3,813	3,086	4,572	5,992	1,414	—	219	19,505
Income from unconsolidated entities, net	4,210	—	—	—	—	—	—	2,195	3,019	9,424
Income from investments in affiliated fund	—	—	—	—	—	—	—	75	—	75
Loss from real estate-related securities	—	—	—	—	—	—	—	—	(525)	(525)
Segment net operating income	$4,210	$1,769	$4,550	$3,883	$8,269	$8,864	$2,823	$5,580	$2,288	$42,236

Segment depreciation and amortization	$(5,463)	$(1,253)	$(4,157)	$(3,155)	$(4,807)	$(4,864)	$(1,497)	$—	$(1,823)	$(27,019)

General and administrative										(3,580)
Unrealized loss on derivative instruments										(990)
Impairment of investments in real estate										(1,743)
Interest expense										(16,087)
Management fee - related party										(1,260)
Other expense										(102)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(8,545)
Dividends to preferred stockholders										$(6)
Net loss attributable to non-controlling interests in consolidated joint ventures										745
Net loss attributable to non-controlling interest in INREIT OP										43
Net loss attributable to common stockholders										$(7,763)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2023:

$ in thousands
Segment income from unconsolidated entities	$9,424
Depreciation and amortization attributable to unconsolidated entities	(7,286)
Income from unconsolidated entities, net	$2,138

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2023:

$ in thousands
Segment depreciation and amortization	$(27,019)
Depreciation and amortization attributable to unconsolidated entities	7,286
Depreciation and amortization	$(19,733)
The following table summarizes our financial results by segment for the nine months ended September 30, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,171	$7,197	$4,434	$8,366	$12,907	$3,368	$—	$—	$38,443
Income from commercial loan	—	—	—	—	—	—	—	702	—	702
Other revenue	—	—	265	546	420	837	18	—	—	2,086
Total revenues	—	2,171	7,462	4,980	8,786	13,744	3,386	702	—	41,231

Expenses:
Rental property operating	—	358	2,635	1,906	2,984	6,132	1,084	—	242	15,341
Total expenses	—	358	2,635	1,906	2,984	6,132	1,084	—	242	15,341
Income from unconsolidated entities, net	11,562	—	—	—	—	—		1,911	2,047	15,520
Income from real estate-related securities	—	—	—	—	—	—	—	—	(2,020)	(2,020)
Segment net operating income	$11,562	$1,813	$4,827	$3,074	$5,802	$7,612	$2,302	$2,613	$(215)	$39,390

Segment depreciation and amortization	$(6,193)	$(1,275)	$(3,624)	$(7,295)	$(6,835)	$(11,972)	$(1,236)	$—	$(873)	$(39,303)

General and administrative										(4,126)
Unrealized gain on derivative instruments										7,017
Interest expense										(10,271)
Management fee - related party										(638)
Performance participation interest - related party										(5,729)
Other expense										(118)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(13,778)
Dividends to preferred stockholders										$(6)
Net loss attributable to non-controlling interests in consolidated joint ventures										768
Net loss attributable to non-controlling interest in INREIT OP										303
Net loss attributable to common stockholders										$(12,713)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2022:

$ in thousands
Segment income from unconsolidated entities	$15,520
Depreciation and amortization attributable to unconsolidated entities	(7,056)
Income from unconsolidated entities, net	$8,464
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2022:

$ in thousands
Segment depreciation and amortization	$(39,303)
Depreciation and amortization attributable to unconsolidated entities	7,056
Depreciation and amortization	$(32,247)
21.Subsequent Events
Public Offering
Subsequent to September 30, 2023, we received total net proceeds of $6.8 million from the issuance of common stock in our Offering.
Subsequent to September 30, 2023, we received repurchase requests for $0.4 million, which have been paid in full as of November 13, 2023.
DST Program
Subsequent to September 30, 2023, we received total net proceeds of $3.4 million from the DST Program.
Dispositions of Real Estate
On November 8, 2023, Cortona Apartments was sold to an unaffiliated third party for $62.0 million and the property’s mortgage was repaid in full with the proceeds.

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
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., a leading independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2020. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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

As of September 30, 2023, we own or have invested in 50 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of September 30, 2023, we also own real estate-related securities, have an investment in two commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
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
As of November 13, 2023, we have received aggregate gross proceeds of $165.1 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of November 13, 2023, we have received gross proceeds of $565.6 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). We commenced our first DST Offering in February 2023. As of November 13, 2023, we have raised $4.1 million in proceeds from the DST program.

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

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, inflation, interest rates, and economic uncertainty had the most direct impacts on our performance and financial condition during the third quarter of 2023.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Global markets have continued to experience significant volatility and economic uncertainty, due to factors including concerns over persistent inflation, restrictive monetary policy resulting in rising financing costs, potential for slowing economic growth, actual or perceived instability in the U.S. banking system, geopolitical uncertainty and challenges in certain commercial real estate sectors. These factors can affect financing costs, property and securities valuations, real estate transaction volume, rental income, and operating expenses.
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

Higher market rents, particularly from industrial, self-storage and residential properties, are contributing to net operating income growth. Our investments are diversified across sectors, including student-housing, multifamily, self-storage, industrial and healthcare.
While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio. In addition, we believe we are protected in the near-term from refinancing risk with no maturities on our secured mortgages occurring until 2025. It remains difficult, however, to predict the full impact of these market conditions, future changes in interest rates or inflation, or other challenges to the commercial real-estate sector.

Q3 2023 Highlights
Operating Results
•We declared monthly net distributions totaling $8.8 million for the three months ended September 30, 2023. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.3%	5.5%	5.5%	5.6%	5.4%	5.4%
Year-to-Date Total Return, without upfront selling commissions(2)	(3.3)%	(3.1)%	(3.1)%	(3.1)%	(2.5)%	(2.5)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(6.6)%	(6.5)%	(4.5)%	(3.1)%	(2.5)%	(2.5)%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	7.8%	7.9%	8.0%	8.4%	10.2%	12.1%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	6.1%	6.2%	7.3%	8.4%	10.2%	12.1%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended September 30, 2023.
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
Investments
•On November 8, 2023, Cortona Apartments was sold to an unaffiliated third party for $62.0 million. The proceeds resulting from the sale were used to repay the mortgage associated with the property, paydown outstanding borrowings on our Revolving Credit Facility, as well as create liquidity for potential future investment opportunities.
Financing
•On September 8, 2023, we entered into a loan amendment to the existing Revolving Credit Facility. The amendment extended the maturity date to September 6, 2024 with an extension option to further extend the maturity date to September 5, 2025, subject to certain conditions.
Capital Activity
•We raised $20.2 million of net proceeds from the sale of our common stock during the three months ended September 30, 2023 and also raised a total of $4.1 million in proceeds from the DST program as of November 13, 2023.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of September 30, 2023:
The following charts describe the diversification of our investments in real estate based on fair value as of September 30, 2023:

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
As of September 30, 2023, we own interests in 50 properties, which we acquired for a total purchase price of $937.1 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of September 30, 2023:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	95%	$172,291	$4,210	7%
Office	1	80,980 sq. ft.	100%	32,200	2,178	3%
Industrial	6	1,432,432 sq. ft.	78%	147,234	8,363	13%
Self-Storage	10	627,190 sq. ft.	90%	124,495	6,969	11%
Multifamily	2	638 units	96%	220,370	12,841	21%
Student Housing	2	1,489 beds	100%	279,653	14,856	24%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,700	4,237	7%
Other(5)	8	2,327,345 sq. ft.	90%	34,111	3,032	5%
Total	50			$1,071,054	$56,686	91%

(1)The full amount of unconsolidated properties are included in the amounts presented. The Other segment includes 2.3 million square feet for properties in which we have a non-controlling interest through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of September 30, 2023. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the nine months ended September 30, 2023. Healthcare and Other segment revenue includes income (loss) from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of September 30, 2023:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	4	$89,977	$5,580	9%
(1)Based on fair value as of September 30, 2023. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2023. The Real Estate Debt segment revenue includes income (loss) from unconsolidated entities as a result of the San Simeon Holdings LLC investment and loss from investments in affiliated fund.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of September 30, 2023:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio (1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	95%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Facility	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
Excelsior Warehouse	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
Industry Warehouse	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940	1	Aurora, IL	September 2021	95%	29,615	257,542	sq. ft.	100%
Grove City Industrial	1	Grove City, OH	January 2022	95%	28,030	378,283	sq. ft.	100%
3101 Agler Road	1	Columbus, OH	March 2022	95%	20,503	160,000	sq. ft.	100%
Earth City Industrial	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	42%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	90%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	91%
Winston-Salem Self-Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	98%
Bend Self-Storage	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	94%
Clarksville Self-Storage	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	89%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Cortona Apartments	1	St. Louis, MO	January 2021	100%	71,083	278	units	98%
Everly Roseland Apartments(2)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Total Multifamily	2				233,106	638	units

Student Housing
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	99%
Tempe Student Housing	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(3)	8	Various(3)	Various(3)	4.5% - 13.5%	13,488	2,327,345	sq. ft.	91%
Total Other	8				13,488	2,327,345	sq. ft.
Total Investment Properties	50				$937,064

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
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of September 30, 2023. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2023 (remaining)	14	$212	1%	35,867	2%
2024	40	3,820	10%	374,454	17%
2025	27	2,431	6%	86,693	4%
2026	27	5,977	15%	274,113	12%
2027	17	1,640	4%	60,175	3%
2028	21	4,222	11%	128,852	6%
2029	13	4,973	13%	427,531	19%
2030	8	2,555	7%	94,170	4%
2031	5	1,051	3%	121,601	5%
2032	7	647	2%	20,679	1%
Thereafter	49	11,318	28%	606,610	27%
Total	228	$38,846	100%	2,230,745	100%
(1)Annualized base rent is determined from the annualized September 30, 2023 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Holdings. Our initial equity investment of $13.8 million includes an interest reserve held in restricted cash of $0.8 million. As of September 30, 2023, we hold a total equity investment of $26.7 million. San Simeon Holdings owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 94% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting.
As of September 30, 2023, we have an investment of $28.5 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States. On August 16, 2023 we submitted a partial redemption request for our investment in CMI. On October 2, 2023, we received $0.5 million in connection with this request.

As of September 30, 2023, we have the following investments in commercial loans:

$ in thousands	Origination Date	Loan Type	Interest Rate	Current Principal Balance	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	SOFR + 7.21%	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	SOFR + 8.00%	13,007	2/9/2025
Total				$34,807
We elected the fair value option for each instrument and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three and nine months ended September 30, 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $1.1 million and $3.3 million, respectively, in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, we recognized interest income and loan origination fee income from our investments in commercial loans of $0.7 million for each respective period in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2023 and 2022, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value.
Investments in Liquid Real Estate-Related Securities
As of September 30, 2023, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), corporate debt, preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of September 30, 2023:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$21,643	$(546)	$21,097	$(1,108)	$19,989	8.68%	12/15/2035
Corporate debt	4,478	(154)	4,324	(356)	3,968	5.12%	6/13/2027
Preferred stock of REITs	N/A	N/A	2,107	(250)	1,857	6.99%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,803)	2,231	6.90%	N/A
Total	$26,121	$(700)	$31,562	$(3,517)	$28,045
(1)For non-agency CMBS and corporate debt, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenues
Rental revenue	$16,012	$15,516	$496	$47,064	$38,443	$8,621
Income from commercial loans	1,136	702	434	3,310	702	2,608
Other revenue	915	860	55	2,393	2,086	307
Total revenues	18,063	17,078	985	52,767	41,231	11,536
Expenses
Rental property operating	6,913	7,198	(285)	19,505	15,341	4,164
General and administrative	959	1,214	(255)	3,580	4,126	(546)
Management fee - related party	446	337	109	1,260	638	622
Performance participation interest - related party	—	1,335	(1,335)	—	5,729	(5,729)
Depreciation and amortization	6,203	11,759	(5,556)	19,733	32,247	(12,514)
Total expenses	14,521	21,843	(7,322)	44,078	58,081	(14,003)
Other income (expense), net
Income from unconsolidated entities, net	1,778	2,757	(979)	2,138	8,464	(6,326)
Losses from real estate-related securities	(448)	(925)	477	(525)	(2,020)	1,495
Income from investments in affiliated fund	493	—	493	75	—	75
Unrealized gain (loss) on derivative instruments	(444)	4,547	(4,991)	(990)	7,017	(8,007)
Impairment of investments in real estate	(1,743)	—	(1,743)	(1,743)	—	(1,743)
Interest expense	(5,290)	(4,996)	(294)	(16,087)	(10,271)	(5,816)
Other expense	(174)	(34)	(140)	(102)	(118)	16
Total other income (expense), net	(5,828)	1,349	(7,177)	(17,234)	3,072	(20,306)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(2,286)	$(3,416)	$1,130	$(8,545)	$(13,778)	$5,233
Dividends to preferred stockholders	$(2)	$(2)	$—	$(6)	$(6)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	29	324	(295)	745	768	(23)
Net loss attributable to non-controlling interest in INREIT OP	11	4	7	43	303	(260)
Net loss attributable to common stockholders	$(2,248)	$(3,090)	$842	$(7,763)	$(12,713)	$4,950
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue and other revenue increased by $0.5 million and $0.1 million, respectively, while rental property operating expenses decreased by $0.3 million, for the three months ended September 30, 2023 as compared to the same period in 2022. Rental revenue, other revenue and rental property operating expenses each increased $8.6 million, $0.3 million and $4.2 million, respectively, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increases are driven by market rent increases as well as the purchase of 11 properties for $368.3 million throughout the first nine months of 2022, which equates to a full nine months of revenue and expenses in 2023. The decrease in rental property operating expenses for the three months ended September 30, 2023 is due to normal fluctuations in operating expense accounts among all properties during the period relative to the same period in 2022.

Income from Commercial Loan and Unrealized Gain (Loss) on Commercial Loan
During the three and nine months ended September 30, 2023, income from commercial loans increased $0.4 million and $2.6 million, respectively, compared to the three and nine months ended September 30, 2022, due to the origination of two floating rate mezzanine loans in September 2022 and January 2023.
General and Administrative Expenses
During the three and nine months ended September 30, 2023, general and administrative expenses decreased $0.3 million and $0.5 million, respectively, compared to the three and nine months ended September 30, 2022. The decreases were due to reductions of corporate level expenses during 2023 compared to the prior period.
Management Fee
During the three and nine months ended September 30, 2023, the management fee increased $0.1 million and $0.6 million, respectively, compared to the three and nine months ended September 30, 2022 due to the increase of our aggregate NAV, on which the management fee is based.
Performance Participation Interest
During the three and nine months ended September 30, 2023, the performance participation interest decreased $1.3 million and $5.7 million, respectively, compared to the three and nine months ended September 30, 2022. The decreases were due to valuation decreases primarily related to real estate and derivatives during 2023 compared to a valuation increase related to real estate and derivatives in the corresponding period in 2022.
Depreciation and Amortization
During the three and nine months ended September 30, 2023, depreciation and amortization decreased $5.6 million and $12.5 million, respectively, compared to the three and nine months ended September 30, 2022, primarily due to the purchase of multifamily, student housing and self-storage properties which included short term lease intangibles that increased amortization in 2022 and are fully amortized as of September 30, 2023.
Income (Loss) from Unconsolidated Entities, Net
During the three and nine months ended September 30, 2023, our income from unconsolidated entities, net decreased $1.0 million and $6.3 million, respectively, compared to the three and nine months ended September 30, 2022. The decrease was primarily due to unrealized losses on the derivative swap for Vida JV LLC.
Losses from Real Estate-Related Securities
During the three and nine months ended September 30, 2023, our unrealized losses from real estate-related securities decreased by $0.5 million and $1.5 million, respectively, compared to the three and nine months ended September 30, 2022. The decrease in unrealized losses was primarily due to improved market conditions on CMBS investments.
Income (Loss) from Investments in Affiliated Fund
During the three months ended September 30, 2023, we had income from investments in affiliated fund of $0.5 million. During the nine months ended September 30, 2023, we had a loss from investments in affiliated fund of $0.1 million. There was no income or losses from affiliated funds in comparable periods from the prior year as we did not invest in the affiliated fund until October 2022.
Unrealized Gain (Loss) on Derivative Instruments
During the three and nine months ended September 30, 2023, unrealized gains from interest rate derivatives decreased by $5.0 million and $8.0 million, respectively, compared to the three and nine months ended September 30, 2022. Fluctuations in interest rate derivative gains and losses are primarily driven by federal interest rate increases and normal market volatility.
Impairment of Investments in Real Estate
During the three and nine months ended September 30, 2023, we recorded impairment of investments in real estate of $1.7 million. The impending sale of Cortona Apartments as of September 30, 2023 means the investment is a held-for-sale property. As such, the property was written down to the fair value, based on the signed purchase sale agreement, less closing costs.

Interest Expense
During the three and nine months ended September 30, 2023, interest expense increased $0.3 million and $5.8 million, respectively, compared to the three and nine months ended September 30, 2022. The increase is primarily due to rising interest rates. See “— Liquidity and Capital Resources” below as well as Note 9 — “Borrowings” to our condensed consolidated financial statements included herein for a discussion of our borrowing arrangements.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Net loss attributable to our stockholders	$(2,248)	$(3,090)	$(7,763)	$(12,713)
Adjustments to arrive at FFO:
Impairment of investments in real estate	1,743	—	1,743	—
Real estate depreciation and amortization	6,203	11,759	19,733	32,247
Amount attributed to unconsolidated entities for above adjustment	2,125	2,635	7,230	7,099
Amount attributed to non-controlling interests for above adjustment	(567)	(1,751)	(1,696)	(2,543)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(1,031)	—	(1,078)	—
FFO attributable to our stockholders	6,225	9,553	18,169	24,090
Adjustments to arrive at AFFO:
Straight-line rental income	(287)	(337)	(911)	(1,056)
Amortization of capitalized tax abatement(1)	145	145	434	403
Amortization of above- and below-market lease intangibles	(55)	(166)	(165)	(138)
Amortization of deferred financing costs	357	304	1,210	778
Accrued preferred return from preferred membership interest	(279)	(262)	(811)	(769)
Accrued preferred return from preferred equity investment	(88)	(87)	(261)	(260)
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	303	(3,305)	2,387	(4,221)
Non-cash share based compensation awards	20	19	59	57
Non-cash performance participation interest	—	1,335	—	5,729
Other operating expenses(3)	—	(321)	—	(962)
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	586	(1,997)	1,326	(6,022)
Amount attributed to unconsolidated entities for above adjustments	(107)	(222)	(467)	(588)
Amount attributed to non-controlling interests for above adjustments	169	1,192	217	1,188
AFFO attributable to our stockholders	6,989	5,851	21,187	18,229
Adjustments to arrive at FAD:
Non-cash management fee	446	337	1,260	638
Recurring tenant improvements, leasing commissions and other capital expenditures(4)	(1,214)	(246)	(2,292)	(606)
Stockholder servicing fees	(27)	(4)	(63)	(4)
Realized losses on financial instruments (5)	1,251	—	2,494	—
Recurring capital expenditures attributed to unconsolidated entities(4)	24	(52)	(1,077)	(537)
Recurring capital expenditures attributed to non-controlling interests(4)	258	28	454	23
FAD attributable to our stockholders	$7,727	$5,914	$21,963	$17,743
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	September 30, 2023
Stockholders' equity	$106,227
Adjustments:
Class N redeemable common stock(1)	408,017
Unrealized net real estate and borrowings appreciation(2)	10,565
Accumulated depreciation and amortization(3)	94,618
Organization costs, offering costs and certain operating expenses(4)	11,980
Redeemable non-controlling interests attributable to INREIT OP(5)	6,675
Accrued stockholder servicing fee(6)	1,836
Impairment of investments in real estate(7)	1,743
Straight-line rent receivable(8)	(5,654)
Other assets(4)	(886)
Other	(38)
NAV	$635,083
(1)MassMutual’s Class N shares have been classified as redeemable common stock, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q, because MassMutual has the contractual right to redeem the shares under certain circumstances. MassMutual's redemption rights are not transferable. We include the value of these shares as a component of our NAV.
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

(5)The Class E units in INREIT Operating Partnership held by Invesco REIT Special Limited Partner L.L.C. have been classified as redeemable common stock, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in INREIT Operating Partnership on our consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C. has the contractual right to redeem the units under certain circumstances.
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
(7)We record impairment of investments in real estate in accordance with GAAP. Any impairment recorded for GAAP is excluded for purposes of determining our NAV.
(8)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
The following table provides a breakdown of the major components of our total NAV as of September 30, 2023:

$ in thousands, except share/unit data
Components of NAV	September 30, 2023
Investments in real estate	$864,642
Investments in unconsolidated entities	147,567
Investments in commercial loans	34,807
Investments in real estate-related securities	28,045
Investments in affiliated fund	28,464
Cash and cash equivalents	13,628
Restricted cash	6,960
Other assets	12,028
Mortgage notes, revolving credit facility and financing obligation, net	(434,023)
Subscriptions received in advance	(2,196)
Other liabilities	(21,076)
Management fee payable	(297)
Accrued stockholder servicing fees	(10)
Non-controlling interests in joint-ventures	(43,456)
Net asset value	$635,083
Number of outstanding shares/units	21,302,796

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$17,226	$13,472	$22,995	$129,432	$36,242	$409,041	$6,675	$635,083
Number of outstanding shares/units	591,741	462,944	789,726	4,426,664	1,187,356	13,625,692	218,673	21,302,796
NAV Per Share/Unit as of September 30, 2023	$29.1110	$29.1000	$29.1182	$29.2392	$30.5235	$30.0198	$30.5235
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the September 30, 2023 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	6.8%	5.7%
Office	8.3%	7.0%
Industrial	7.0%	5.6%
Self-Storage	7.6%	5.8%
Multifamily	6.9%	5.3%
Student Housing	6.9%	5.5%
Retail	8.3%	7.4%

These assumptions are determined by Capright, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.9%	+2.1%	+3.1%	+2.7%	+3.0%	+2.9%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(2.0)%	(2.9)%	(2.5)%	(2.8)%	(2.7)%	(1.8)%

Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2023:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2023	$0.1339	$0.1395	$0.1367	$0.1395	$0.1395	$0.1395
February 28, 2023	0.1311	0.1372	0.1346	0.1372	0.1372	0.1372
March 31, 2023	0.1319	0.1395	0.1364	0.1395	0.1395	0.1395
April 30, 2023	0.1305	0.1380	0.1349	0.1380	0.1380	0.1380
May 31, 2023	0.1315	0.1395	0.1361	0.1395	0.1395	0.1395
June 30, 2023	0.1299	0.1372	0.1347	0.1380	0.1380	0.1380
July 31, 2023	0.1309	0.1375	0.1361	0.1395	0.1395	0.1395
August 31, 2023	0.1309	0.1363	0.1361	0.1395	0.1395	0.1395
September 30, 2023	0.1297	0.1331	0.1346	0.1380	0.1380	0.1380
Total	$1.1803	$1.2378	$1.2202	$1.2487	$1.2487	$1.2487

For the three and nine months ended September 30, 2023, we declared distributions of $8.8 million and $25.9 million, respectively. For the three and nine months ended September 30, 2022, we declared distributions of $6.9 million and $19.4 million, respectively.

The following tables summarizes our distributions declared during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023		September 30, 2022
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,708	42%	$6,703	97%
Reinvested in shares	5,069	58%	173	3%
Total distributions	$8,777	100%	$6,876	100%
Sources of Distributions
Cash flows from operating activities	$5,494	63%	$6,876	100%
Distributions of capital from investments in unconsolidated entities(1)	2,632	30%	—	—%
Financing proceeds	651	7%	—	—%
Total sources of distributions	$8,777	100%	$6,876	100%

Cash flows from operating activities	$5,494		$9,262
Funds from Operations(2)	$6,225		$9,553

	Nine Months Ended
	September 30, 2023		September 30, 2022
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$20,254	78%	$18,974	98%
Reinvested in shares	5,686	22%	411	2%
Total distributions	$25,940	100%	$19,385	100%
Sources of Distributions
Cash flows from operating activities	$16,350	63%	$19,385	100%
Distributions of capital from investments in unconsolidated entities(1)	5,374	21%	—	—%
Financing proceeds	4,216	16%	—	—%
Total sources of distributions	$25,940	100%	$19,385	100%

Cash flows from operating activities	$16,350		$26,491
Funds from Operations(2)	$18,169		$24,090
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Holdings, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in eight retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2022 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. As we elected the fair value option, the distributions received from this investment are classified as investing activities.

(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.

Liquidity and Capital Resources
Liquidity

We believe that with respect to liquidity, we are well positioned with $90.3 million of immediate liquidity as of September 30, 2023, made up of $76.7 million of undrawn capacity on our Revolving Credit Facility and $13.6 million of cash and cash equivalents. In addition, we hold $28.0 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Offering, DST Program and any future offerings we may conduct, including through the DST Program, from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Private Offerings, the Offering, DST Program and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our target leverage ratio is approximately 50% to 60%. As used herein, “leverage ratio” is measured by dividing (x) the sum of the Company’s consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (y) the asset value of the Company’s real estate investments, private real estate debt investments and equity in the Company’s real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including the Company’s net investment in unconsolidated investments. For purposes of determining the asset value of the Company’s real estate investments, the Company includes the asset value of the DST Properties (as defined in any Prospectus) due to the master lease structure, including the Company’s fair market value purchase option. The leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on the Company’s real estate securities investments, (iv) the pro rata share of debt within the Company’s unconsolidated investments, or (v) the financing liability resulting from the sale of DST Properties included in the Company’s NAV calculation. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
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

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In January 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022.
As of September 30, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $7.3 million on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, the Adviser advanced on our behalf $9.1 million and $8.6 million, respectively, for general and administrative expenses. The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. In January 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021. In January 2022, we also began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2023, the Adviser had agreed that from September 30, 2022, we will not be required to make further repayment of our advanced operating expenses incurred prior to December 31, 2021 until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2023. Subsequent to September 30, 2023, the Adviser agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2023 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of September 30, 2023.
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
Capital Resources
As of September 30, 2023, our indebtedness includes a revolving credit facility, six mortgages secured by their corresponding properties and a financing obligation.

The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(3)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date(2)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	9/5/2025	$150,000	$150,000	$7,200	$9,000
(1)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) Daily Simple SOFR, (ii) Term SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (3) Term SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. On September 8, 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. The amendment extended the maturity date to September 6, 2024 and grants an option to extend the term to September 5, 2025, subject to certain conditions. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.99% and 6.62%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.73% and 2.70%, respectively.
(2)The maturity date presented is the extended maturity date. The current maturity date is September 6, 2024 and the amendment grants an option to extend the term to September 5, 2025, subject to certain conditions.
(3)As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. As of September 30, 2023, the borrowing capacity on the Revolving Credit Facility was $76.7 million. The borrowing capacity is less than the difference between the current maximum facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	September 30, 2023	December 31, 2022
Cortona Apartments	S + applicable margin(2)	6/1/2028	$45,000	$45,000	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	$53,000	53,000	53,000
Tempe Student Housing	S + applicable margin(4)	1/1/2025	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	$39,660	39,660	39,660
Everly Roseland Apartments	S + applicable margin(5)	4/28/2027	$113,500	108,690	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	$70,000	70,000	70,000
Total mortgages payable				381,850	378,623
Deferred financing costs, net				(2,957)	(3,890)
Mortgage notes payable, net				$378,893	$374,733
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)On November 8, 2023, the Cortona Apartments was sold and the mortgage note secured by the property was paid in full at the time of sale. At the time of the sale, the mortgage note secured by the Cortona Apartments carried interest at the greater of (a) 2.65% or (b) the sum of 2.51% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 7.72% and 7.25%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.12% and 3.23%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 2.00% plus (ii) SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.87% and 6.48%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 3.81% and 2.65%, respectively.
(4)The mortgage note secured by Tempe Student Housing bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.81% and 6.33%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 2.83% and 2.25%, respectively.
(5)The mortgage note secured by Everly Roseland Apartments bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.70% and 6.38%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.06% and 3.35%, respectively.

(6)The mortgage note secured by Meridian Business 940, Grove City Industrial, 3101 Agler Road and Earth City Industrial (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and nine months ended September 30, 2023 was 5.66% and 5.62%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2022 was 4.24% and 4.21%, respectively.
As of September 30, 2023, we were in compliance with all loan covenants in our mortgage notes.
In connection with the Tempe Student Housing property, as of September 30, 2023 we hold a financing obligation on our condensed consolidated balance sheets of $53.8 million, net of debt issuance costs.
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
At September 30, 2023, we had cash and cash equivalents of $13.6 million and restricted cash of $7.0 million. Our restricted cash primarily consists of property tax and insurance escrows, security deposits and subscriptions received in advance. Restricted cash also includes an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
$ in thousands	2023	2022
Cash flows provided by operating activities	$16,350	$26,491
Cash flows used in investing activities	(36,619)	(413,987)
Cash flows (used in) provided by financing activities	(4,385)	408,150
Net (decrease) increase in cash and cash equivalents and restricted cash	$(24,654)	$20,654
Operating Activities
Cash flows provided by operating activities decreased $10.1 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to increases in interest expense from the rise in interest rates.

Investing Activities
Cash flows used in investing activities decreased $377.4 million during the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to a decrease in acquisitions of real estate, but was partially offset by an investment in an affiliated fund and origination of a commercial loan.
Financing Activities
Cash flows provided by financing activities decreased $412.5 million for the nine months ended September 30, 2023 compared to the corresponding period in 2022 primarily due to a decrease in net proceeds from borrowings of $226.6 million from the Revolving Credit Facility and mortgages payable, a decrease in net proceeds from the issuance of our common stock of $141.8 million and an increase in repurchases of common stock of $12.9 million.

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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of September 30, 2023, we had borrowed $389.1 million under our Revolving Credit Facility and mortgage notes. Of our total borrowings, $314.4 million bears variable rate interest. For the nine months ended September 30, 2023, a 100 basis point increase in SOFR would have resulted in an increase in interest expense of $0.5 million, net of the impact of our interest rate hedges. Additionally, the payments related to our financing obligation of $54.0 million are subject to annual increases of 102% of the prior year’s payment plus periodic adjustments every ten years based on the Consumer Price Index for All Urban Consumers: All Items.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, for the nine months ended September 30, 2023, a 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease to income from investment in real estate-related debt securities of approximately $54,000.
As of September 30, 2023, we have originated $34.8 million of variable rate mezzanine commercial loans that are indexed to SOFR. For the nine months ended September 30, 2023, a 100 basis point increase or decrease in SOFR would have resulted in an increase or decrease in income from the commercial loans of $0.2 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On July 1, 2023, August 1, 2023 and September 1, 2023, we issued 4,535, 4,516 and 4,749 unregistered Class E shares of common stock to the Adviser for payment of management fees, respectively, for total consideration of $0.4 million.
On July 12, 2023, August 14, 2023 and September 12, 2023, we issued 339, 356 and 359 unregistered Class E shares of common stock as part of the distribution reinvestment program, respectively, for total consideration of approximately $33,000.
On August 14, 2023 and September 12, 2023, we issued 51,002 and 51,367 unregistered Class N shares of common stock as part of the distribution reinvestment program, respectively, for total consideration of $3.1 million.
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
The following table presents information about the Offering and use of proceeds therefrom as of September 30, 2023:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	240,479	111,179	439,333	2,348,335	2,031,377	5,170,703
Gross offering proceeds	$7,772	$3,351	$13,822	$73,590	$59,717	$158,252
Selling commissions and other dealer manager fees	(225)	(31)	(10)	—	—	(266)
Accrued stockholder servicing fees	(45)	(4)	(27)	—	—	(76)
Net offering proceeds	$7,502	$3,316	$13,785	$73,590	$59,717	$157,910
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.

We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $933.8 million of real estate and real estate-related investments, $21.4 million of commercial loan originations, $25.9 million in real estate-related securities and the repurchase of $84.0 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $88.5 million of financing from the Revolving Credit Facility and $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share with respect to joint ventures. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
Issuer Purchases of Equity Securities
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
During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 2023	—	$—	—	—
August 2023	111,003	29.93	111,003	—
September 2023	112,712	29.58	112,712	—
	223,715	$29.75	223,715	—
(1)Total number of shares repurchased as part of publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On November 10, 2023, we entered into an Amended and Restated Advisory Agreement with the Operating Partnership and the Advisor (as amended and restated, the “Advisory Agreement”), which was approved by the independent directors of our board. The Advisory Agreement amends and restates the prior version of the agreement to provide:

•that our repayment obligation with respect to advanced organizational and offering expenses and operating expenses will begin on the earlier of our NAV reaching $1.0 billion and December 31, 2027 (previously the earlier of $1.0 billion and December 31, 2023);
•clarification regarding payment of expenses relating to compliance-related matters and regulatory filings; and
•that the Advisor’s right to require the repurchase of any shares paid to it in lieu of management fees or performance participation be limited by any policy adopted by our Board with respect to shares held by the Advisor, which includes a policy that the approval of the independent directors is required for any repurchase request of the Adviser or Invesco REIT Special Limited Partner L.L.C. that, when combined with any repurchase requests submitted by stockholders of the Company through our share purchase plan, would cause us to exceed the limit on repurchases set forth in our share repurchase plan of 2% of the Company’s aggregate NAV per month and 5% of the Company’s aggregate NAV per calendar quarter.

The summary of the amendments to the Advisory Agreement set forth above does not purport to be a complete summary of the terms thereof and is qualified in its entirety by the Advisory Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.
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

10.1
Fourth Amendment to Revolving Credit Agreement, dated September 8, 2023, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 on Form 8-K filed on September 13, 2023 and incorporated herein by reference).

10.2*	Amended and Restated Advisory Agreement, dated November 10, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP, and Invesco Advisors, Inc.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: November 13, 2023