Form 10-K
period 2023-12-31
Invesco Real Estate Income Trust Inc.
filed 2024-03-22
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
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
As of March 22, 2024, the issuer had the following shares outstanding: 623,021 shares of Class T common stock, 645,665 shares of Class S common stock, 868,626 shares of Class D common stock, 4,473,155 shares of Class I common stock, 1,198,070 shares of Class E common stock and 13,947,862 shares of Class N common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY RISK FACTORS
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about our business, including, in particular, statements about our strategies, plans and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our strategies, plans and objectives for future operations, including those relating to future growth, capital raising and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive, industry and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our strategies, plans and objectives, which we consider to be reasonable, will be achieved.
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
Website Disclosure
We use our website (www.inreit.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and Securities and Exchange Commission (“SEC”) filings. The contents of our website are not, however, a part of this Annual Report on Form 10-K.
ITEM 1.    BUSINESS
References herein to “Invesco Real Estate Income Trust,” the “Company,” “INREIT,” “we,” “us,” or “our” refer to Invesco Real Estate Income Trust Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
General Description of Business and Operations
We are a Maryland corporation focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate, acquire and manage private real estate debt and invest in real estate-related securities. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner. We currently operate in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail and real estate debt. We are externally managed and advised by Invesco Advisers, Inc. (the “Adviser”), a registered investment advisor and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us.
Our portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt, concentrated in growth markets across the United States. As of December 31, 2023, we hold ownership interests in 49 properties, four positions in private real estate debt investments and a $28.0 million portfolio of liquid real estate-related securities. For more information on our portfolio, including details about our investments, allocation and results of operations, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
In May 2021, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-254931) for our initial public offering of common stock. We have registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are selling any combination of five classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The publicly offered share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2023, we had received gross offering proceeds of $169.6 million from the sale of our common stock in the Offering.
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” and the “Class N Private Offering,” respectively) and up to $20.0 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (the Class N Private Offering and Class E Private Offering, collectively, the “Private Offerings”). As of December 31, 2023, we had received offering proceeds of $568.8 million from the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from the Offering and Private Offerings.
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
The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023. As of December 31, 2023, we have raised $7.3 million in net proceeds from the DST program.

Our Adviser
We are externally managed by our Adviser, and under the advisory agreement between us and the Adviser (the “Advisory Agreement”), our Adviser provides us with the day-to-day management of our business and has the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations. Each of our officers is an employee of our Adviser or one of its affiliates.
Our Adviser is an indirect, wholly owned subsidiary of Invesco, Ltd. (“Invesco”), an independent global investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 110 countries. As of December 31, 2023, Invesco managed approximately $1.6 trillion in assets for investors around the world.
Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Our Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it. Under the Advisory Agreement, our Adviser is entitled to receive a management fee and expense reimbursements. In addition, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, is entitled to receive a performance participation interest from the Operating Partnership. Refer to Item 13 — “Certain Relationships and Related Transactions, and Director Independence” in Part III of this Report for a discussion of our relationship with our Adviser.
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
Investment Strategy
Our investment strategy is to invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we originate, acquire and manage private real estate debt, including loans secured or backed by real estate, preferred equity interests and interests in private debt funds. We also invest in liquid real estate-related equity and debt securities intended to provide us with current income and a source of liquidity for our share repurchase plan, cash management and other purposes.
Invesco Real Estate has long-standing and extensive relationships throughout the real estate industry. We believe we directly benefit from Invesco Real Estate’s ability to transact in scale with speed and certainty.
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
Investments in Private Real Estate Debt
We also originate and acquire loans, which may include commercial mortgage loans, bank loans, mezzanine loans and other interests relating to real estate, and invest in other forms of private real estate debt such as preferred equity, participations in mortgages and loans, real estate-related debt securities and other debt secured by or related to commercial real estate.
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
Mezzanine loans in which we invest generally take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. These types of investments typically involve a higher degree of risk than mortgage lending because the investment may become unsecured as a result of foreclosure by the senior lender.
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
Investment in Affiliated Fund
Our investments in real estate-related securities include an investment in a real estate fund managed by the Adviser (any such fund managed by the Adviser or its affiliate, an “Affiliated Fund”). The Affiliated Fund invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. We may invest in additional Affiliated Funds that invest primarily in stabilized, income-oriented commercial real estate and real estate-related securities or real estate debt.
The ownership interests we acquire in the Affiliated Funds will generally be treated in the same way as investments by other investors in the Affiliated Funds. The value of our investments in Affiliated Funds are excluded from our NAV and the net asset value of the Operating Partnership for purposes of calculating the management fee we pay to the Adviser. Refer to Note 16 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding the calculation of the management fee.

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
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness in our charter described below, our target leverage ratio is approximately 50% to 60%. We calculate our “leverage ratio” by dividing (1) the sum of our consolidated property-level debt, entity-level debt, and debt-on-debt, net of cash and restricted cash, by (2) the asset value of our real estate investments, private real estate debt investments and equity in our real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including our net investment in unconsolidated investments. For purposes of determining the asset value of our real estate investments, we include the asset value of the DST Properties. Our leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on our real estate securities investments, or (iv) the pro rata share of debt within our unconsolidated investments. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).
Our liquid real estate-related securities portfolio may have embedded leverage, including through the use of repurchase agreements and derivatives, including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts and interest rate swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or the Operating Partnership. We currently have a revolving line of credit from a financial institution. We may decide to seek to obtain additional lines of credit under which we would reserve borrowing capacity. Borrowings under the line of credit or any future lines of credit may be used to repurchase shares of our common stock, fund acquisitions and for any other corporate purpose.
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
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and other companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under the Adviser’s prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have.

Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement, and our Adviser is responsible for providing us with our management team. Our executive officers may also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons—The Adviser.” Our Adviser's long-term success, including its success in managing our business, depends on its ability to retain, develop and attract top talent. Our Adviser invests significantly in talent development, health and welfare programs, technology and other resources that support its employees in developing their full potential both personally and professionally.
Our Adviser believes that diversity and inclusion are good for business. Our Adviser is committed to further strengthening diversity at all levels and in all functions across its global business. Increasing representation of women and diverse employees remains a focus for our Adviser, as does building a more inclusive work environment. All employees are required to take periodic unconscious bias training. Employees are also encouraged to participate in any of the Adviser’s various employee resource groups where employees with diverse backgrounds, experiences and perspectives can connect. Our Adviser’s various employee resource groups are sponsored by its senior leaders and are designed by employees, for employees.
Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2023, there were no tenants that individually represented more than 10% of our total rental revenue.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Invesco and the Adviser. See the disclosure under “Review of Our Policies” below as well as Item 1A — “Risk Factors—Risks Related to Conflicts of Interest.”
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
Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any transactions or arrangements with the Company, our directors, the Adviser, the Sponsor or any affiliate thereof described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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
Risk Factor Summary
Risks Related to Our Organizational Structure
•You will not have the opportunity to evaluate our future investments before we make them, and we may not have the opportunity to evaluate or approve investments made by entities in which we invest.
•There is no public trading market for shares of our common stock.
•Your ability to have your shares repurchased through our share repurchase plan is limited.
•The amount and source of distributions we may make to our stockholders is uncertain.
•The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
•The purchase price and repurchase price for shares of our common stock are generally based on our prior month’s NAV and are not based on any public trading market.
•Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
•Certain provisions of Maryland law and in our organizational documents could inhibit changes in control.
•Failures of or damage to, cyber attacks on or unauthorized access to, the information technology systems or facilities we use, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
•Our DST program could subject us to litigation or other liabilities, and the legal agreements associated with our DST program could limit us in taking certain actions that would otherwise be in the best interest of our stockholders.
Risks Related to Investments in Real Estate
•Economic, market and political conditions could unfavorably impact our portfolio.
•Our portfolio may be concentrated in a limited number of asset types, geographies or investments.
•Our board of directors may change our investment and operational policies or our investment guidelines without stockholder consent.
•We face significant competition in acquiring properties, and then from owners, operators and developers of properties.
•We may make a substantial amount of joint venture investments in which we lack sole decision-making authority and rely on the financial condition of our joint venture partners. Disputes could arise between us and our joint venture partners.
•In our due diligence review of potential investments, we or those we rely upon may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
•We rely on property managers to effectively operate our properties and leasing agents to lease vacancies in our properties.
•We may be unable to renew leases as leases expire.
•Our properties may be leased at below-market rates under long-term leases.
•We could become subject to liability for environmental violations, regardless of whether we caused such violations.
•We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
•External factors may affect the demand for or revenues derived from the properties in which we invest.
Risks Related to Investments in Real Estate-Related Debt and Real Estate-Related Securities
•We may invest in a wide range of real estate-related securities pursuant to our broad investment guidelines.
•Certain risks associated with CMBS and RMBS securities may adversely affect our results of operations and financial condition.
•We will face “spread widening” risk related to our investment in securities.
•Increases in interest rates could adversely affect our ability to acquire target assets that satisfy our investment objectives and increase the amount of our loan payments
•Some of our real estate-related securities investments may become distressed.

•Certain risks associated with the underlying collateral of our commercial real estate loans may affect our results of operations and financial condition.
•The risk of default or insolvency by our underlying investments with a levered capital structure may cause us to incur losses.
•We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks.
•We may utilize non-recourse securitizations of certain of our CMBS investments.
•We may find it necessary or desirable to foreclose on certain of the loans or CMBS we may acquire, and the foreclosure process may be lengthy and expensive.
•We may acquire MBS affiliated with Invesco, which could present conflicts of interest.
•We invest in real estate corporate debt, and we generally will not have direct recourse to real estate assets owned or operated by the issuer of the debt.
•We invest in high yield securities which are generally subject to more risk than higher rated securities.
•We invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
•Our investments in operating companies are subject to unique risk and these companies may not be profitable.
•We may invest in commercial mortgage loans which are non-recourse in nature.
•We may engage in hedging transactions, which involve numerous risks.
•We may incur contingent liabilities in connection with the disposition of investments.
•The lack of liquidity in our securities investments may adversely affect our business.
•The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
•Any indirect investment we make, including in the Affiliated Funds, will be subject to similar business, real estate and real estate debt risks.
•Our ability to redeem all or a portion of our investment in the Affiliated Funds is subject to significant restrictions.
•We invest in equity of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
Risks Related Debt Financing
•We incur mortgage indebtedness and other borrowings, which increases our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
•In certain cases, financings for our properties may be recourse to us.
•If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
•We may use repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses.
•Our hedging may not be effective, or we may encounter adverse changes in the credit market.
Risks Related to our Relationship with the Adviser and the Dealer Manager
•We depend on the Adviser to select our investments and otherwise conduct our business.
•The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any of our lines of credit.
•The Adviser’s inability to retain the services of key real estate professionals could hurt our performance.
•The fees we pay in connection with our operations and offerings and the agreements entered into with Invesco affiliates were not determined on an arm’s-length basis and may not be on the same terms we could achieve from a third party.
Risks Related to Conflicts of Interest
•There are a significant number and types of conflicts of interest in our relationship with our Adviser and Invesco and its affiliates, which could result in decisions that are not in the best interests of our stockholders.
Tax Risks
•Investment in our capital stock has various U.S. federal income tax risks, and there are risks involved with the requirements associated with our REIT qualification.

Risks Related to Our Organizational Structure
You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.
We are not able to provide you with any information relating to any future investments that we may make. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the Offering, the Class N Private Offering and the Class E Private Offering (together with any future public or private offerings of our shares of common stock, our “offerings”), after the payment of fees and expenses, in the acquisition of investments identified by the Adviser. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties in which we will invest and the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the Affiliated Funds. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
There is no public trading market for shares of our common stock and therefore your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares and such repurchases are limited by our share repurchase plan. We will repurchase shares of each class at a price equal to the transaction price of the shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share for each class) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the applicable transaction price. As a result, you may receive less than the price you paid for your shares if you sell them to us under our share repurchase plan.
Your ability to have your shares repurchased through our share repurchase plan is limited, and the amount of shares we may repurchase is subject to caps.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or to fund the repurchase of shares held by Massachusetts Mutual Life Insurance Company (“MassMutual”), under the contractual share redemption rights we have granted MassMutual or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase under our share repurchase program is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may modify or suspend our share repurchase plan. Our board may determine that it is in our best interests and the interest of our stockholders to suspend the share repurchase plan as a result of regulatory changes, our becoming aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased, a lack of available funds, a determination that repurchase requests are having an adverse effect on our operations or other factors. Upon a suspension of our share repurchase plan, our board of directors will consider at least quarterly whether the continued suspension of our share repurchase plan remains in our best interest and the best interest of our stockholders. However, our board of directors is not required to authorize the recommencement of our share repurchase plan within any specified period of time. If the full amount of all shares requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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
Events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, inflation, unemployment, actual or perceived instability in the U.S. banking system, high interest rates, war, geopolitical instability, terrorism, natural and environmental disasters, and market volatility, could cause our stockholders to seek to sell their shares to us under our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
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
•changes in the economy;
•the limited size of our portfolio;
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
We may not generate sufficient cash flow from operations to fully fund distributions to our stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, or offering proceeds (including from sales of our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock or units of the Operating Partnership and the Special Limited Partner elects to receive distributions on its performance participation interest in units of the Operating Partnership, how quickly we invest the proceeds from our current and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of or repayment under our assets, borrowings, or proceeds of our offerings will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
The Adviser or the Special Limited Partner may choose to receive shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares of common stock or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being submitted for repurchase under the share purchase plan during such period. Repurchases of our shares of common stock or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares of our common stock, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares for which repurchase is requested during such period.
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock as of the date of purchase or repurchase.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make a subscription request or repurchase request may be significantly different than the transaction price you paid or the repurchase price you received. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, sell and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. Even in such extraordinary cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our real properties and real estate-related securities are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties are generally initially valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties are determined by one of our independent valuation advisors, based on appraisals of each of our properties on at least a quarterly basis in accordance with valuation guidelines approved by our board of directors. Any mortgages, mortgage participations and mezzanine loans in our portfolio will be valued monthly by one of our independent valuation advisors. Our property-level and entity-level debt will be valued quarterly by one of our independent valuation advisors. Our other investments in other real estate-related assets will be valued quarterly or monthly, as applicable, at fair market value by the Adviser. The valuations of our real properties are based on asset and portfolio level information provided by the Adviser, which information will not be independently verified by our independent valuation advisor. In addition, our investments in certain real estate-related securities and real estate-related operating companies, while a component of NAV, are valued by the Adviser, and will not be reviewed by our independent valuation advisors or appraised.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume, as was the case throughout fiscal year 2023, because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Invesco Distributors, Inc., our dealer manager (the “Dealer Manager”), to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares of our common stock in our offerings and the price at which the shares may be repurchased by us pursuant to our share repurchase plan will generally be based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Quarterly appraisals of our properties are conducted on a rolling basis, such that properties are appraised at different times but each property would be appraised at least quarterly. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. The changes in a property’s value may be as a result of property-specific changes or as a result of more general changes to real estate values resulting from local, national or global economic changes. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, and material changes in the lending markets may cause the value of our private real estate debt investments and property-level or entity-level debt to change, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new quarterly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who submit their shares for repurchase, stockholders who buy new shares, or existing stockholders.

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
For the year ended December 31, 2023, we had a GAAP net loss attributable to common stockholders of $17.0 million resulting in a GAAP net loss per share of common stock, basic and diluted, of $0.82. Our accumulated deficit and cumulative distributions as of December 31, 2023 was $118.4 million. We may incur net losses and continue to have an accumulated deficit in the future.
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

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Under the MGCL, certain “business combinations” between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of the corporation or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate thereof are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. Thereafter, the MGCL imposes two super-majority stockholder voting requirements on these business combinations. Under the statute, our board of directors has, by resolution, exempted business combinations between us and any other person, including Invesco and the Adviser, provided that such business combination is first approved by our board of directors.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding control shares) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, officers of the corporation and employees of the corporation who are also directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provision of Subtitle 8 relating to the filling of vacancies on our board of directors. Through provisions in our charter and bylaws unrelated to Subtitle 8, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three.

These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then-current market price.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

For us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any calendar year. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.9% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

Our authorized but unissued shares of capital stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common stock or preferred stock, provided that the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction who will have access at our expense to our legal counsel or to independent legal counsel. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders. We have issued 125 shares of preferred stock designated as 12.5% Series A Redeemable Cumulative Preferred Stock (the “Series A Preferred Stock”). In the event of our voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to a liquidation preference allowing them to receive an amount per share of Series A Preferred Stock equal to the $500 initial purchase price plus any accrued and unpaid dividends on such share before any distribution of our assets may be made to the holders of shares of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, subject to certain additional limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter generally requires us to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity, (b) any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or (c) our Adviser or any of its affiliates acting as our agent. Notwithstanding the above, our charter provides that we may not indemnify a director, the Adviser and any of our or the Adviser’s affiliates unless such person has determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, such person was acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of our or the Adviser’s affiliates or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders should be permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.

Your interest in us will be diluted if we issue additional shares, and your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of shares of our common stock will not have preemptive rights to any shares of stock that we issue in the future. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares of our common stock in our current offering or future private or public offerings; (2) issue shares of our common stock or units in the Operating Partnership in private offerings; (3) issue shares of our common stock or units in the Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in the Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation interest; (5) issue shares of our common stock or units in the Operating Partnership to sellers of properties we acquire, (5) issue shares of our common stock as compensation to our independent directors, or (6) issue equity incentive compensation to the senior executive officers of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. If you purchase shares of our common stock in our public offering, you will incur immediate dilution in the net tangible book value of your investment as a result of accumulated depreciation and amortization on our assets and costs and fees and expenses incurred in connection with the public offering. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Furthermore, you may experience a dilution in the value of your shares depending on the terms and pricing of any share issuances (including the shares being sold in our public offering) and the value of our assets at the time of issuance. To the extent we issue additional shares of common stock after you purchase shares of our common stock in this offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, including in connection with the Operating Partnership’s exercise of its FMV Option to acquire DST Properties, your percentage ownership interest in our assets will be diluted. Subject to limitations contained in our charter, we may issue, or cause to be issued, limited partnership units in the Operating Partnership in any manner (and on such terms and for such consideration) in exchange for real estate. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership.
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
Other disruptive events, including, but not limited to, natural disasters and public health crises, may adversely affect our ability to conduct our operations. Such adverse effects may include the inability of the Adviser’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our operations could have a significant impact on our financial condition.
We are highly dependent on information technology, and any and failures of or damage to, attack on or unauthorized access to our Adviser’s information technology systems or facilities, or those of third parties with which we do business or that facilitate our business activities, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
We are highly dependent on the use of various third-party information and security technology and other technology systems to operate our business, including those of our Adviser and other service providers. We are also dependent on the effectiveness of our Adviser’s information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them.

In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our Adviser’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although our Adviser takes protective measures, including measures to effectively secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, our Adviser’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Adviser do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by our Adviser and third-party service providers, and such service providers may have limited indemnification obligations to us or our Adviser.
A breach of our Adviser's technology systems could damage our reputation and cause delays or other problems in our securities trading activities and financial, accounting and other data processing activities; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our business and results of operations. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
Finally, we will depend on Invesco’s headquarters in Atlanta, Georgia, and its offices in Dallas, Texas, where Invesco Real Estate’s headquarters are located, and certain other offices located elsewhere, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting Invesco’s offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Invesco’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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

Our DST Program raises capital in private placements exempt from registration under the Securities Act through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties (as defined herein). See “Investment Objectives and Strategies— DST Program.” We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire beneficial interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member and manager of the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

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

We own beneficial interests in trusts owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with our DST Program, we own and may continue to own, through our taxable REIT subsidiary, beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist. DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments. DST Properties may later be reacquired by the Operating Partnership through the exercise of the FMV Option. In such a case, an investor who acquires Operating Partnership units in a tax-deferred exchange for its DST beneficial interests will generally still be tied to the DST Property in terms of the substituted basis the investor will take in its Operating Partnership units and the built-in-gain attributable to those units. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investor’s remaining built-in-gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.

Risks Related to Investments in Real Estate
Our operating results will be affected by economic, market and political conditions and regulatory changes that impact the real estate market in general.
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
•continued inflation;
•events or conditions beyond our control, including natural disasters, extreme weather conditions, climate change-related risks (including climate-related transition risks and acute and chronic physical risks), acts of terrorism, war and outbreaks of contagious disease; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
Further, a recession, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts, trade or supply chain disruptions, pandemics or endemics, economic or other sanctions, uncertainty regarding the breach of the U.S. debt ceiling or the federal budget, actual or perceived instability in the U.S. banking system or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets or to sell assets at a loss, and could negatively affect our performance and our ability to meet our obligations and make distributions to stockholders.
Our portfolio is currently concentrated in a limited number of asset types, geographies and investments, and may in the future be concentrated in a limited number of asset types, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent that our investments are concentrated in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. The degree to which our portfolio is concentrated in a limited number of industries, geographies or investments may be increased if we are not able to raise significant capital in our offerings. For investments that the Adviser intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in our holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.
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
We may make a substantial amount of joint venture investments. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We have, and may again in the future, co-invest with third parties in partnerships or other entities that own real estate properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be able to exercise sole decision-making authority. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payment as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
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
Continued inflation may adversely affect our financial condition and results of operations.

Continued inflation could have an adverse impact on any floating-rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable, as well as our tenants’ ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing debt and any future debt that we incur.

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

Rising interest rates could adversely impact the value of our investments.
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
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism outbreaks of infectious disease, pandemic or any other serious public health concern or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, the cost of insurance on favorable terms is increasing and in some cases unavailable and not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
Certain of our investments are subject to ground leases, which provide limited rights to the underlying property.
We have invested and in the future may invest from time to time in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination of the ground lease, or an earlier breach by us, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.
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

External factors may affect the demand for or revenues derived from the properties in which we invest, which could adversely affect our results of operations, financial condition and ability to make distributions.

Certain economic, seasonal and other external factors can affect the demand for, or revenues derived from, specific sectors of our portfolio, which can negatively impact the value of the properties in which we invest, or the income that we derive from those investments. For example:

•The continued reduction in demand for office space since the COVID-19 pandemic, including medical office buildings which comprise a portion of our portfolio, place downward pressure on occupancy, rental rates and property valuations;
•Our medical office building (“MOB”) operations generally depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located and their ability to attract physicians and other healthcare-related tenants to our MOBs. To the extent that we rely on proximity to and affiliations with hospitals to create leasing demand in our MOBs, our MOB operating results could be materially and adversely affected by a hospital’s inability to remain competitive or financially viable, or to attract physicians, physician groups and other healthcare-related tenants;
•A decrease in enrollment, including by a university reducing the number of student admissions, could reduce the demand for our student housing properties and our occupancy rates may decline;
•Due to the seasonal nature of student housing, the terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease, or we may be unable to re-lease all or a substantial portion of our properties;
•A decrease in manufacturing activity in the United States, the outsourcing of manufacturing activities to less expensive foreign manufacturing workers, or an increased supply of industrial properties in the United States can decrease the demand for our industrial properties; and
•Our self-storage investments are subject to operating risks common to the self-storage industry, which include crime and pilfering, business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers, or an inability to promptly re-let units or rates upon such re-letting being significantly lower than expected.
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
Government authorities and various interest groups are promoting laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns over contributions to climate change. The United States Environmental Protection Agency, or EPA, has moved to regulate GHG emissions from large stationary sources, including electricity producers, and mobile sources, through fuel efficiency and other requirements, using its existing authority under the Clean Air Act. Moreover, certain state and regional programs are being implemented to require reductions in GHG emissions. Any additional taxation or regulation of energy use, including as a result of (1) the regulations that EPA has proposed or may propose in the future, (2) state programs and regulations, or (3) renewed GHG legislative efforts by future Congresses, could result in increased operating costs that we may not be able to effectively pass on to our tenants. In addition, any increased regulation of GHG emissions could impose substantial costs on our industrial tenants. These costs include, for example, an increase in the cost of the fuel and other energy purchased by our industrial tenants and capital costs associated with updating or replacing their trucks earlier than planned. Any such increased costs could impact the financial condition of our industrial tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

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

General Risks Related to Investments in Real Estate-Related Debt and Real Estate-Related Securities

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

Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
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
During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. These could impact the value of our investments.

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
We cannot predict whether economic conditions generally, and the conditions for commercial loan investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the commercial loan markets could have a material adverse effect on our investment activities.
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
The risk of default or insolvency by our underlying investments with a levered capital structure may cause us to incur losses.
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

Increases in interest rates could adversely affect our ability to acquire target assets that satisfy our investment objectives.
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

Certain risks associated with CMBS and RMBS securities may adversely affect our results of operations and financial condition.

We invest in pools or tranches of CMBS and RMBS which are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risks. These risks may be magnified by volatility in the credit and real estate markets. The investment characteristics of CMBS and RMBS differ from traditional debt securities in a number of respects, and are similar to the characteristics of structured credit products in which investors participate through a trust or other similar conduit arrangement. Mortgage loans are obligations of the borrowers thereunder and are not typically insured or guaranteed by any other person or entity. While we intend to analyze and underwrite our CMBS and RMBS investments from a fundamental real estate perspective, there can be no assurance that such underwriting practices will yield their desired results or that we will be able to effectively achieve our investment objectives.

The prospect of full repayment of the mortgage loans underlying CMBS depends on the ability of the commercial borrower to generate current income from its commercial property. The ability to generate current income from a commercial property is affected by a variety of factors. Such factors include differences in the management ability and track record of the commercial borrower, and geographic or industry concentration. Commercial borrowers may also lack the incentive to invest the funds necessary to maintain and attract tenants in the properties underlying the commercial mortgage loans to the extent the value of the mortgage exceeds the property value. Unlike residential mortgage loans, most commercial mortgage loans are not significantly amortized over the loans’ terms. Instead, with most commercial mortgage loans the bulk of the loan balance is payable at maturity with a one-time payment, commonly known as a “balloon payment.” Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing, which can be negatively impacted by a difficult credit environment. Usually, a commercial borrower will seek out another loan to satisfy the balloon payment on a commercial mortgage loan. Therefore, full satisfaction of a commercial mortgage loan will be affected by a commercial borrower’s access to credit. In certain situations, including during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower.

Mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the mortgage loan underlying the CMBS or RMBS, the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the loans comprising a pool or tranche of CMBS or RMBS in which we invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on mortgage loans underlying the CMBS or RMBS will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A decline in specific real estate markets and property valuations may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the mortgage loan. There can be no guarantee that our investments in CMBS and RMBS will not be adversely affected by such risks.

The value of CMBS and RMBS is subject to risk from possible geographic or industry concentration. In addition to investing in pools or tranches of CMBS and RMBS, we may in certain circumstances invest in securities relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS or RMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions or industries may be more adversely affected from economic pressures when compared to other geographic regions or industries. A pool of CMBS or RMBS by mortgage loans with a substantial geographic or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions or industries, and therefore could be at greater risk for a substantial loss in value.

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
We invest in equity securities of REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
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
We invest in real estate-related operating companies, such as development companies or property managers, which in turn may develop or service the assets of, or provide technology or services to, (1) our company, (2) the Adviser or its affiliates, (3) Other Invesco Accounts or (4) third parties. We may make such investments in order to provide access to real estate investments within our investment strategy or to enhance our financial performance. Our investments in real estate-related operating companies may take the form of preferred equity or other non-controlling interests, including debt interests. The nature of our interest in a real estate-related operating company may not permit us to actively manage or control the operations of such real estate-related operating company. A real estate-related operating company in which we invest may not be profitable at the time of our investment, or at any time. As a result of the foregoing risks and the risks inherent in an investment in any business, we may not be able to fully recover our investment in an operating company.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We invest, and may in the future invest from time to time, in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
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

We may engage in hedging transactions, which involve numerous risks.
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
Increases in interest rates increase the amount of our loan payments, which may adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We have obtained and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the Secured Overnight Financing Rate (“SOFR”) (the “Reference Rate”). As of December 31, 2023, a 100 basis point increase or decrease in the Reference Rate assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in in interest expense of $0.3 million, net of the impact of our interest rate hedges.
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
The dealer manager for our public offering is Invesco Distributors, Inc. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares of our common stock in our public offering, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our public offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our public offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their clients.

The fees we pay in connection with our operations and offerings and the agreements entered into with the Adviser, the Dealer Manager and their affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could receive from a third party.
The compensation paid to the Adviser, Dealer Manager and other affiliates of Invesco for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Invesco and its affiliates, including the Adviser and us, were not negotiated at arm’s length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement with the Dealer Manager (the “Dealer Manager Agreement”), and any property-related corporate services and other agreements we may enter into with affiliates of the Adviser from time to time. As a result, the terms of these agreements may not be on the same terms we might receive from a third party.
We do not own the Invesco name, but we may use it as part of our corporate name under a trademark sublicense agreement with an affiliate of Invesco. Use of the “Invesco” name by other parties or the termination of our trademark sublicense agreement may harm our business.
We have entered into a trademark sublicense agreement with the Adviser, as the sub-licensor, pursuant to which it has granted us a revocable, royalty-free, non-exclusive, non-transferable right and license to use the “Invesco” name as part of our corporate name in connection with activities associated with being a real estate investment trust. Under the sublicense agreement, we have a right to use this name for so long as the Adviser serves as our advisor and the trademark license agreement between Adviser and Invesco Holding Company Limited (“IHCL”) is not terminated. IHCL and its affiliates will retain the right to continue using the “Invesco” name. We will further be unable to preclude IHCL from licensing or transferring the ownership of the “Invesco” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of IHCL or others. Furthermore, in the event that the trademark sublicense agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
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
Certain of the principals and employees of the Adviser or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our business and the distribution of our common stock in our current and any subsequent offerings of our stock. Such individuals may serve in an advisory capacity to Other Invesco Accounts or other investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations, and may participate in the distribution of the securities of other issuers, including those that have investment objectives similar to ours. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The Other Invesco Accounts or other investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser or the Dealer Manager may have a greater financial interest in the performance of such other funds or accounts than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably to us. Also, Invesco personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, including Other Invesco Accounts, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Invesco’s Code of Conduct requirements), some of which may involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Invesco Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Invesco personnel in such other investments could be greater than their financial incentives in relation to us.

Certain Other Invesco Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated opportunities with lower relative returns.
Through Other Invesco Accounts, Invesco currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of real property, private real estate debt and real estate-related securities investment opportunities with certain Other Invesco Accounts that are actively investing and similar overlap with future Other Invesco Accounts. See “—Invesco may raise or manage Other Invesco Accounts which could result in the reallocation of Invesco personnel and the direction of potential investments to such Other Invesco Accounts” below. This overlap will from time to time create conflicts of interest, which the Adviser and its affiliates will seek to manage in a fair and equitable manner in their sole discretion in accordance with Invesco Real Estate’s prevailing procedures. These procedures provide for a rotation of opportunities among us and the eligible Other Invesco Accounts managed by Invesco Real Estate, subject to certain exceptions in Invesco Real Estate’s allocation policies and procedures with respect to (1) clearly defined and agreed-upon strategic or geographically focused assemblage strategies, (2) a priority for value add opportunities for Invesco Real Estate’s closed-end fund series and (3) a priority for real estate-related debt origination opportunities for Invesco Real Estate’s discretionary debt funds.
Currently, one Other Invesco Account is an open-ended fund that invests in stabilized, income-focused commercial real estate in primary and select secondary markets in the United States. As of December 31, 2023, this Other Invesco Account had $4.1 billion of gross assets under management and $200.0 million of unused capital commitments.
Additionally, one Other Invesco Account is an open-ended fund that invests primarily in substantially leased, income-producing core commercial real estate in major metropolitan areas in the United States. As of December 31, 2023, this Other Invesco Account had $15.0 billion of gross assets under management and no unused capital commitments.
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

Our Adviser also has discretion to choose which of our properties to syndicate in the DST Program, which presents conflicts because our Adviser and the Dealer Manager earn fees from the DST Program.
Invesco is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.
Invesco and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Invesco to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Invesco’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Invesco has many different asset management businesses, including a capital markets group, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Invesco has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, the Adviser will from time to time come into possession of material, non-public information with respect to companies in which its private equity business may be considering making an investment or companies that are clients of Invesco. As a consequence, that information, which could be of benefit to us, might become restricted to those respective businesses and otherwise be unavailable to us. In addition, to the extent that Invesco or the Adviser is in possession of material, non-public information or is otherwise restricted from trading in certain securities, we also may be deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Invesco-sponsored fund has or has considered making an investment or which is otherwise a client of Invesco will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Invesco may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
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
As part of its regular business, Invesco provides a broad range of investment advisory businesses. In addition, Invesco and its affiliates may provide services in the future beyond those currently provided. Our stockholders will not receive a benefit from the services provided to other investment vehicles or share in any of the fees generated by the provision of such services. Invesco may have relationships with, render services to or engage in transactions with government agencies or issuers or owners of securities that are, or are eligible to be, our investment opportunities. As a result, employees of Invesco or its affiliates may possess information relating to such issuers that is not known to the Adviser’s employees responsible for making investment decisions or for monitoring our investments and performing the other obligations under the Advisory Agreement. Those employees are not obligated to share any such information with us or the Adviser and may be prohibited by law or contract from doing so.
We may also co-invest with clients of the Adviser in particular properties or real estate-related operating companies, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Invesco and the Adviser are under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. We may be forced to sell or hold existing investments as a result of relationships that Invesco or the Adviser may have or transactions or investments the Adviser and its affiliates may make or have made. We may also co-invest with such clients of the Adviser in particular properties or real estate-related operating companies and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Furthermore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Adviser will be made available to us.

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
We co-invest with Invesco affiliates and such investments at times may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Invesco Accounts have a different principal investment, conflicts of interest arise between us and Other Invesco Accounts, and the Adviser may take actions that are adverse to us.
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
We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests, including lack of sole decision-making authority.

We have, and may again in the future, co-invest with Invesco affiliates, including Other Invesco Accounts in shared assets that own real estate properties, typically through the formation of joint ventures. Such joint venture investments will involve risks and conflicts of interests. “Other Invesco Accounts” means collective investment funds, REITs, vehicles, separately managed accounts, products or other similar arrangements sponsored, advised, or managed by Invesco or one of its affiliates, including the Affiliated Funds, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, seed funds, co-investment vehicles and other entities formed in connection with Invesco or its affiliates side-by-side or additional general partner investments with respect thereto).

In connection with any investments in which we participate alongside any Other Invesco Accounts, the Adviser may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons, which could result in us lacking sole decision-making control.

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
We may purchase assets from or sell assets to the Adviser and its affiliates, and such transactions may cause conflicts of interest.
We may purchase assets from or sell assets to the Adviser and its affiliates or their respective related parties. These transactions involve conflicts of interest, as our sponsor may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.

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
Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate assets and/or mortgage loans to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year other than the first taxable year in which we are taxed as a REIT. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.9%, by value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or of our capital stock of all classes or series, which we refer to as the “Ownership Limits.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock or capital stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to be treated as owning in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease these Ownership Limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limits without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
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

Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are subject to tax at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Furthermore, even if we are domestically controlled, distributions by us that are attributable to gains from dispositions of USRPIs will be subject to tax under FIRPTA and special withholding rules unless the conditions in clauses (1) and (2) of the immediately preceding sentence are satisfied, subject to certain exceptions. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we are a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign owned domestic corporations”) and by treating “qualified foreign pension funds” as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective after they are finalized, the preamble to the regulations state that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign owned domestic corporations is inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Please consult your tax advisor.
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties or assets that are “dealer” properties or assets sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. If we were to fail either gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, we could elect to cause our stockholders to be treated as if they earned that income and paid the tax we paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our domestic taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on the deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.
Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
We may conduct certain activities or invest in assets through one or more taxable REIT subsidiaries. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. Other than some activities relating to hotel and health care properties, a taxable REIT subsidiary may generally engage in any business, including the provision of services to tenants of its parent REIT. A taxable REIT subsidiary is subject to U.S. federal income tax as a regular C corporation, including any applicable corporate alternative minimum tax.
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
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. Because we hold substantially all of our assets through the Operating Partnership, which is treated as a partnership for U.S. federal income tax purposes, the foregoing rules would not apply if the Operating Partnership was, or owned an equity interest in, a taxable mortgage pool, and any such taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes and could prevent us from qualifying as a REIT. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions. Similarly, if we acquire REMIC residual interests (or equity interests in taxable mortgage pools in a manner consistent with our REIT qualification) and generate “excess inclusion income,” a portion of our dividends received by a tax-exempt stockholder will be treated as unrelated business taxable income. The excess inclusion income would also be subject to adverse U.S. federal income tax rules in the case of U.S. taxable stockholders and non-U.S. stockholders.

Liquidation of our assets to repay obligations to our lenders may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualifications as a REIT.

Purchases of mortgages at a discount may affect our ability to satisfy the REIT asset and gross income tests.

Whether our loan holdings are treated as real estate assets and interest income thereon is treated as qualifying income for purposes of the 75% gross income test depends on whether the loans are adequately secured by real property. If a mortgage loan is secured by both real property and personal property, the value of the personal property exceeds 15% of the value of all property securing such loan, and the value of the real property at the time the REIT commits to make or acquire the loan is less than the highest principal amount (i.e., the face amount) of the loan during the year, interest earned on the loan will be treated as qualifying income only in proportion to the ratio of the value of the real property at the time the REIT commits to make or acquires the loan to the highest principal amount of the loan during the year.

Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures or investment funds.

We may own or acquire interests in partnerships or limited liability companies that are joint ventures or investment funds. We may not have timely access to information from such partnerships and limited liability companies related to monitoring and managing our REIT qualification. If a partnership or limited liability company in which we own an interest but do not control takes or expects to take actions that could jeopardize our REIT qualification or require us to pay tax, we may be forced to dispose of our interest in such entity. It is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury Regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

Finally, if any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would, in general, ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Adviser and its affiliates. To mitigate risk from cyber threats, our Adviser has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Our Adviser’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in specializing in information security and risk management. Our Adviser’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.

Our Adviser’s cybersecurity program includes the following:

•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party incident.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is our Adviser’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Our board of directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO (or designee) regarding cybersecurity, which updates include a review of our Adviser’s global security program and cybersecurity, including risks and protections for us and our Adviser. The Global Operational Risk Management Committee, one of our Adviser’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO provides quarterly updates to our company’s enterprise risk management committee, which in turn provides quarterly updates to our board of directors, and members of our management team are included in our Adviser’s incident response process in the event a cyber security incident occurs that could materially impact us.

As of December 31, 2023, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
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

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
On May 14, 2021, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-254931) for our initial public offering of common stock. The Offering consists of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 1, 2024, there was 108 holders of record of our Class T common stock, 52 holders of record of our Class S common stock, 276 holders of record of our Class D common stock, 345 holders of record of our Class I common stock and 73 holders of record of our Class E common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
The following table details the selling commissions, dealer manager fees and stockholder servicing fees for each applicable share class as of December 31, 2023:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.5%(1)	—	—	—	—
Stockholder Servicing Fee (% of NAV per annum of the Applicable Class)	0.85%(2)	0.85%	0.25%	—	—
(1)For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
(2)Consists of a representative stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).
The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees. The transaction price generally equals our prior month's NAV per share. Our NAV for each class of shares is based on the net asset values of our investments (including securities investments), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. For the year ended December 31, 2023, the ratio of the costs of raising equity capital (including through the Primary Offering, Distribution Reinvestment Plan and Private Offerings) to the gross amount of equity capital raised was 2.02%.

The following table presents our monthly NAV per share for each of the six classes of shares for the three years ended December 31, 2023:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2021	—	—	—	—	—	26.9927
February 28, 2021	—	—	—	—	—	27.4484
March 31, 2021	—	—	—	—	—	27.5554
April 30, 2021	27.5657	27.5657	27.5657	27.5657	27.5657	27.5657
May 31, 2021	27.6625	27.6625	27.6625	27.6531	27.6768	27.6623
June 30, 2021	27.8771	27.8771	27.8771	27.9777	28.0959	28.0246
July 31, 2021	27.8319	27.8319	27.8319	27.9163	28.0690	27.9868
August 31, 2021	29.1936	29.1936	29.1936	29.2828	29.7080	29.4175
September 30, 2021	29.5218	29.5218	29.5218	29.6059	30.1371	29.8129
October 31, 2021	29.6871	29.6871	29.6871	29.7704	30.3798	30.0175
November 30, 2021	30.1604	30.1604	30.1604	30.2447	30.6600	30.4132
December 31, 2021	30.2966	30.2966	30.2966	30.3817	30.8676	30.6075
January 31, 2022	30.5589	30.5589	30.5589	30.6419	31.2230	30.9204
February 28, 2022	31.1140	31.1140	31.1140	31.1416	31.9027	31.5318
March 31, 2022	31.2957	31.2957	31.2957	31.3144	32.1671	31.7518
April 30, 2022	31.5374	31.5377	31.5369	31.5265	32.5034	32.0489
May 31, 2022	31.8857	31.8862	31.8778	31.8709	32.9665	32.4446
June 30, 2022	32.1860	32.1865	32.1674	32.2786	33.3737	32.7699
July 31, 2022	32.0983	32.1021	32.0517	32.1719	33.3279	32.7135
August 31, 2022	32.2133	32.2169	32.1756	32.2913	33.5192	32.8662
September 30, 2022	32.4514	32.4667	32.4166	32.5325	33.8692	33.1646
October 31, 2022	32.1307	32.1562	32.0941	32.2097	33.5350	32.8704
November 30, 2022	31.7783	31.7984	31.7572	31.8891	33.1323	32.5506
December 31, 2022	31.2919	31.2912	31.2787	31.4458	32.5841	32.0648
January 31, 2023	31.1058	31.0875	31.0800	31.2487	32.4021	31.8855
February 28, 2023	30.9648	30.9336	30.9308	31.1004	32.2862	31.7545
March 31, 2023	30.3180	30.2789	30.2835	30.4464	31.6349	31.1115
April 30, 2023	30.0882	30.0389	30.0839	30.2104	31.4018	30.8931
May 31, 2023	29.9930	29.9385	29.9949	30.1155	31.3297	30.8190
June 30, 2023	29.9694	29.9159	29.9698	30.0938	31.3335	30.8201
July 31, 2023	29.8027	29.7501	29.8028	29.9270	31.1905	30.6771
August 31, 2023	29.4636	29.4212	29.4647	29.5857	30.8672	30.3574
September 30, 2023	29.1110	29.1000	29.1182	29.2392	30.5235	30.0198
October 31, 2023	28.9098	28.9249	28.9245	29.0408	30.3427	29.8423
November 30, 2023	28.6406	28.6599	28.6571	28.7687	30.0871	29.5910
December 31, 2023	28.3690	28.3841	28.3823	28.4916	29.8254	29.3334

Net Asset Value
We calculate our NAV for each class of shares based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Our NAV per share for each class of shares will be calculated monthly by an affiliate of State Street Bank and Trust Company (“State Street”), a third-party firm that provides us with certain administrative and accounting services and such calculation will be reviewed and confirmed by the Adviser. For purposes of calculating NAV, we use the following valuation methods:
•Newly acquired, wholly-owned properties will initially be valued at cost, which is expected to represent fair value at that time. Generally, acquisition costs and expenses will initially be capitalized and reflected as a component of cost. Each property will be appraised within the first two full months after acquisition and no less than quarterly thereafter. Property appraisals are reported on a free and clear basis (for example, with no mortgage), irrespective of any property-level financing that may be in place. The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparison and cost approaches. Development assets, if any, will be valued at cost plus capital expenditures and join the annual appraisal cycle during the development stage when determined by the Adviser, but no later than completion. Acquisition costs and expenses incurred in connection with the acquisition of multiple wholly-owned properties that are not directly related to any single wholly-owned property generally will be allocated among the applicable wholly-owned properties pro rata based on relative values for purposes of the initial valuation at cost. Properties purchased as a portfolio or held in a joint venture that acquires properties over time may be valued on an aggregate basis. In addition to the aforementioned quarterly property appraisals, each month, the independent valuation advisor will also provide an opinion of reasonableness for the aggregate value of all properties that were not otherwise appraised by the independent valuation advisor.
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
•Due to our continuing involvement with each DST Property through the master lease arrangement and the FMV Option, each DST Property will generally be valued in a manner that is consistent with the guidelines described above for wholly-owned properties (without taking into account the master lease obligations). We will not include in NAV our interest (if any) in the DSTs that own such DST Properties.
•Mortgages, mortgage participations and mezzanine loans will initially be valued by the Adviser at our acquisition cost and thereafter may be revalued by an independent valuation advisor monthly. Revaluations of mortgages and loans reflect the changes in value of the underlying real estate, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates.

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
•Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will be valued by the Adviser initially at cost (purchase price plus all related acquisition costs and expenses, such as legal fees and closing costs) and thereafter will be revalued quarterly at fair value. The fair value of real estate-related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the operating businesses’ operating metrics such as sales growth, revenue traction, margin, key account wins and stability of executives. In evaluating the fair value of our interests in certain commingled investment vehicles (such as investments in Affiliated Funds), values periodically assigned to such interests by the respective issuers or broker-dealers may be relied upon.
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
•Our liabilities include the fees payable to the Adviser, the Special Limited Partner and the Dealer Manager, accounts payable, accrued operating expenses, property-level debt, any entity-level debt and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Newly incurred debt will initially be valued at par, which is expected to represent fair value at that time. All property-level or entity-level debt will be revalued at fair value by an independent valuation advisor within the first three full months after closing and no less than quarterly thereafter. For purposes of calculating our NAV, stockholder servicing fees will be recognized as a liability and reflected in our NAV as and when the stockholder servicing fees become payable. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued quarterly by an independent valuation advisor primarily using the income approach’s discounted cash flow method.
•The cash received by us in exchange for the indirect sale of interests in each DST Property will be valued as an asset with a corresponding liability representing the non-controlling interests in the Delaware statutory trust that owns the DST Property. Accordingly, the indirect sale of interests in each DST Property will have no initial net effect to our NAV calculation. No later than three full calendar months from the close of the offering of each DST Property, the independent valuation advisor will determine the value of the DST Property (taking into account the master lease obligations) no less frequently than quarterly, and that value will be multiplied by the third-party investors’ percentage interest in the DST Property to determine the fair value of the corresponding liability representing the non-controlling interests in the Delaware statutory trust that owns the DST Property on an ongoing basis.

The valuation of our real properties, private real estate debt and the debt encumbering our real properties, is performed by independent valuation advisors, Capright Property Advisors, LLC (“Capright”) and Chatham Financial Corp. (“Chatham”), each of which is a valuation firm selected by the Adviser and approved by our board of directors, including a majority of our independent directors. Capright values our real properties and Chatham values the property-level debt which encumbers our real properties, our entity-level debt, our private real estate debt and our derivative instruments. Capright and Chatham are engaged in the business of rendering opinions regarding the value of commercial real properties and real estate-related debt and are not affiliated with us or the Adviser.
At the beginning of each calendar year, the Adviser will develop a valuation plan with the objective of having each of our wholly-owned properties valued quarterly by an appraisal, except for newly acquired properties as described above. Capright will rely in part on property-level information provided by the Adviser, including (1) historical and projected operating revenues and expenses of the property, (2) lease agreements with respect to the property and (3) information regarding recent or planned capital expenditures. Appraisals of our properties will be performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practices, the real estate appraisal industry standards created by The Appraisal Foundation. Capright will generally perform the appraisals, but in its discretion, may engage other independent valuation firms to provide appraisals of certain of our properties. Any appraisal provided by a firm other than Capright will be performed in accordance with our valuation guidelines and will not be incorporated into the calculation of our NAV until Capright has confirmed the reasonableness of such appraisal. In addition, Capright also provides a monthly opinion of reasonableness for the aggregate value of all properties that were not appraised that month.
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
Each class of our common stock will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees and management fees. In accordance with the valuation guidelines, State Street will calculate our NAV per share for each class as of the last calendar day of each month using a process that reflects several components (each as described above), including the estimated fair value of (1) each of our real properties (including the DST Properties) based in part upon individual appraisal reports provided periodically by Capright, (2) our real estate-related securities for which third-party market quotes are available, (3) our other real estate-related securities, if any, (4) our property-level and entity-level debt based in part upon individual valuation reports provided periodically by Chatham, and (5) our other assets and liabilities. Because stockholder servicing fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. Operating Partnership units will be valued in the same fashion. Our valuation procedures include the following methodology to determine the monthly NAV of the Operating Partnership and its units. The Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding class. To the extent the Operating Partnership has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with these guidelines. The NAV of the Operating Partnership on the last day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.

Our NAV for each class of shares will be based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. Any Shares issued after the first calendar day of the month will be treated as if issued effective on the first calendar day of such month for purposes of the allocation of any change in our aggregate NAV. Our NAV calculation will generally be available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee payable to the Adviser, any accrued performance participation with respect to the Special Limited Partner, distributions, unrealized/realized gains and losses, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also includes material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 31, 2022. We will reimburse the Adviser for all of the foregoing advanced expenses ratably over the 60 months following the earlier of (1) the date that our aggregate NAV is at least $1.0 billion and (2) December 31, 2027. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through December 31, 2022 are not recognized as expenses or as a component of equity and are not reflected in our NAV until we reimburse the Adviser for these costs. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022.
The Adviser advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through December 31, 2021, will not be reflected in our NAV until we reimburse the Adviser for such costs. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021.
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

The following table reconciles stockholders’ equity under GAAP per our consolidated balance sheets to our NAV:

$ in thousands	December 31, 2023	December 31, 2022
Stockholders' equity	$96,024	$100,866
Adjustments:
Class N redeemable common stock(1)	405,479	432,604
Unrealized net real estate and borrowings appreciation(2)	10,455	46,030
Accumulated depreciation and amortization(3)	91,460	69,151
Organization costs, offering costs and certain operating expenses(4)	12,000	11,672
Redeemable non-controlling interests attributable to INREIT OP(5)	5,658	2,797
Accrued stockholder servicing fee(6)	2,100	887
Impairment of investments in real estate(7)	7,924	—
Straight-line rent receivable(8)	(6,151)	(4,136)
Other assets	—	(886)
NAV	$624,949	$658,985
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
(4)The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 as incurred.
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027.
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
(5)The Class E units in the Operating Partnership held by Invesco REIT Special Limited Partner L.L.C. have been classified as redeemable non-controlling interest, which is not a component of stockholders’ equity on our consolidated balance sheets in this Annual Report on Form 10-K. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in the Operating Partnership on our consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C. has the contractual right to redeem the units under certain circumstances.
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

The following table provides a breakdown of the major components of our total NAV as of December 31, 2023:

$ in thousands, except share data
Components of NAV	December 31, 2023
Investments in real estate	$797,598
Investments in unconsolidated entities	144,071
Investments in real estate-related securities	28,030
Investments in commercial loans	34,626
Investment in affiliated fund	27,717
Cash and cash equivalents	36,046
Restricted cash	7,326
Other assets	6,849
Mortgage notes, revolving credit facility and financing obligation, net	(385,067)
Subscriptions received in advance	(3,503)
Other liabilities	(20,290)
Management fee payable	(309)
Accrued stockholder servicing fees	(12)
Non-controlling interests in joint-ventures	(48,133)
Net asset value	$624,949
Number of outstanding shares/units	21,470,494
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023:

NAV Per Share ($ in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$17,402	$14,994	$23,631	$123,447	$35,510	$404,308	$5,658	$624,949
Number of outstanding shares/units	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	189,690	21,470,494
NAV Per Share/Unit as of December 31, 2023	$28.3690	$28.3841	$28.3823	$28.4916	$29.8254	$29.3334	$29.8254
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the December 31, 2023 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.0%	5.7%
Office	8.5%	7.3%
Industrial	7.1%	5.7%
Self-Storage	7.6%	5.8%
Multifamily	7.0%	5.5%
Student Housing	7.1%	5.6%
Retail	8.4%	7.3%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+2.0%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.9%	+2.0%	+3.0%	+2.7%	+3.0%	+2.8%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.8)%	(2.8)%	(2.5)%	(2.7)%	(2.6)%	(1.8)%
Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code.
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The table below details the net distribution for each of our share classes for the year ended December 31, 2023:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2023	$0.1339	$0.1395	$0.1367	$0.1395	$0.1395	$0.1395
February 28, 2023	0.1311	0.1372	0.1346	0.1372	0.1372	0.1372
March 31, 2023	0.1319	0.1395	0.1364	0.1395	0.1395	0.1395
April 28, 2023	0.1305	0.1380	0.1349	0.1380	0.1380	0.1380
May 31, 2023	0.1315	0.1395	0.1361	0.1395	0.1395	0.1395
June 30, 2023	0.1299	0.1372	0.1347	0.1380	0.1380	0.1380
July 31, 2023	0.1309	0.1375	0.1361	0.1395	0.1395	0.1395
August 31, 2023	0.1309	0.1363	0.1361	0.1395	0.1395	0.1395
September 29, 2023	0.1297	0.1331	0.1346	0.1380	0.1380	0.1380
October 31, 2023	0.1310	0.1331	0.1360	0.1395	0.1395	0.1395
November 30, 2023	0.1297	0.1314	0.1346	0.1380	0.1380	0.1380
December 29, 2023	0.1307	0.1326	0.1360	0.1395	0.1395	0.1395
Total	$1.5717	$1.6349	$1.6268	$1.6657	$1.6657	$1.6657
For the year ended December 31, 2023, we declared distributions in the amount of $34.8 million. The following table outlines the tax character of our distributions paid in 2023 as a percentage of total distributions. The distribution declared on December 31, 2023 was paid in January 2024 and is excluded from the analysis below as it will be a 2024 tax event.

	Ordinary Income	Capital Gains	Return of Capital
December 31, 2023	—%	—%	100.00%

The table below details the net distribution for each of our share classes for the year ended December 31, 2022:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	$0.1207	$0.1207	$0.1362	$0.1426	$0.1426	$0.1426
February 28, 2022	0.1201	0.1201	0.1341	0.1400	0.1400	0.1400
March 31, 2022	0.1201	0.1201	0.1360	0.1426	0.1426	0.1426
April 30, 2022(1)	0.2196	0.2198	0.1662	0.1440	0.1440	0.1440
May 31, 2022	0.1394	0.1395	0.1393	0.1395	0.1395	0.1395
June 30, 2022	0.1379	0.1380	0.1376	0.1380	0.1380	0.1380
July 31, 2022	0.1392	0.1395	0.1384	0.1395	0.1395	0.1395
August 31, 2022	0.1391	0.1395	0.1379	0.1395	0.1395	0.1395
September 30, 2022	0.1354	0.1380	0.1361	0.1380	0.1380	0.1380
October 31, 2022	0.1359	0.1395	0.1373	0.1395	0.1395	0.1395
November 30, 2022	0.1342	0.1380	0.1356	0.1380	0.1380	0.1380
December 31, 2022	0.1345	0.1395	0.1367	0.1395	0.1395	0.1395
Total	$1.6761	$1.6922	$1.6714	$1.6807	$1.6807	$1.6807
(1)For Class T, Class S and Class D Common Stock, the April distribution is significantly higher than other months presented because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.

For the year ended December 31, 2022, we declared distributions in the amount of $26.9 million. The following table outlines the tax character of our distributions paid in 2022 as a percentage of total distributions. The distribution declared on December 31, 2022 was paid in January 2023 and is excluded from the analysis below as it is a 2023 tax event.

	Ordinary Income	Capital Gains	Return of Capital
December 31, 2022	0.84%	—%	99.16%
The table below details the net distribution for each of our share classes for the year ended December 31, 2021:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2021	$—	$—	$—	$—	$—	$0.1364
February 28, 2021	—	—	—	—	—	0.1428
March 31, 2021	—	—	—	—	—	0.1488
April 30, 2021	—	—	—	—	—	0.1620
May 31, 2021	—	—	—	0.1302	0.1302	0.1302
June 30, 2021	0.1125	0.1125	0.1263	0.1320	0.1320	0.1320
July 31, 2021	0.1136	0.1136	0.1275	0.1333	0.1333	0.1333
August 31, 2021	0.1132	0.1132	0.1273	0.1333	0.1333	0.1333
September 30, 2021	0.1206	0.1206	0.1350	0.1410	0.1410	0.1410
October 31, 2021	0.1213	0.1213	0.1363	0.1426	0.1426	0.1426
November 30, 2021	0.1233	0.1233	0.1379	0.1440	0.1440	0.1440
December 31, 2021	0.1208	0.1208	0.1362	0.1426	0.1426	0.1426
Total	$0.8253	$0.8253	$0.9265	$1.0990	$1.0990	$1.6890
For the year ended December 31, 2021, we declared distributions in the amount of $11.7 million. The following table outlines the tax character of our distributions paid in 2021 as a percentage of total distributions. The distribution declared on December 31, 2021 was paid in January 2022 and is excluded from the analysis below as it is a 2022 tax event.

	Ordinary Income	Capital Gains	Return of Capital
December 31, 2021	—%	—%	100.00%

The following table summarizes our distributions declared during the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
$ in thousands	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$23,956	69%	$26,264	98%	$11,570	99%
Reinvested in shares	10,888	31%	637	2%	106	1%
Total distributions	$34,844	100%	$26,901	100%	$11,676	100%
Sources of Distributions
Cash flows from operating activities	$20,219	58%	$26,901	100%	$9,604	82%
Distributions of capital from investments in unconsolidated entities (1)	6,277	18%	—	—%	2,072	18%
Financing proceeds	8,348	24%	—	—%	—	—%
Total sources of distributions	$34,844	100%	$26,901	100%	$11,676	100%

Cash flows from operating activities	$20,219		$31,114		$9,604
Funds from Operations(2)	$21,347		$31,383		$10,627
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our investment in San Simeon Preferred Equity (f/k/a San Simeon Holdings), which owns a multifamily property, our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in nine retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. As we elected the fair value option, the distributions received from this investment are classified as investing activities.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatements, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) organization expenses advanced by the Adviser, as well as repayment of those expenses, (vi) unrealized losses (gains) from changes in fair value of financial instruments, (vii) non-cash share based compensation awards and amortization of unvested restricted stock awards, (viii) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us (ix) debt extinguishment charges and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate. Beginning December 31, 2023 and going forward, the accrued preferred returns and other operating expenses advanced by the Adviser will be included as a component of FAD and excluded from AFFO so that AFFO more appropriately reflects the performance of our portfolio as these items are directly attributable to our operations. AFFO and FAD in this Form 10-K for the years ended December 31, 2022 and 2021 have been adjusted to reflect this change.

We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized losses (gains) on investments in financial instruments and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period (c) certain operating expenses advanced by the Adviser, as well as repayment of those expenses, (d) accrued preferred return from preferred membership interest (e) accrued preferred return from preferred equity investment and (f) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in commercial loans. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net loss attributable to our stockholders:

	For the Year Ended December 31,
$ in thousands	2023	2022	2021
Net loss attributable to our stockholders	$(17,038)	$(15,968)	$(8,384)
Adjustments to arrive at FFO:
Impairment loss on investments of real estate	7,924	—	—
Net gain from disposition of investment in real estate	(54)	—	—
Real estate depreciation and amortization	25,491	41,015	10,457
Amount attributed to unconsolidated entities for above adjustment	9,588	9,798	8,600
Amount attributed to non-controlling interests for above adjustment	(2,263)	(3,411)	(46)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(2,301)	(51)	—
FFO attributed to our stockholders	$21,347	$31,383	$10,627
Adjustments to arrive at AFFO:
Straight-line rental income	(1,137)	(1,328)	(517)
Amortization of capitalized tax abatement(1)	476	549	378
Amortization of above- and below-market lease intangibles	(221)	(200)	(169)
Amortization of deferred financing costs	1,531	1,495	—
Organization costs advanced by Adviser(2)	—	—	264
Debt extinguishment charges	632	—	—
Unrealized losses (gains) from changes in the fair value of financial instruments(3)	4,407	(3,676)	168
Non-cash share based compensation awards	98	78	78
Non-cash performance participation interest	—	3,977	3,280
Amount attributed to unconsolidated entities for unrealized gains on fair value of financial instruments	3,072	(5,492)	(2,310)
Amount attributed to unconsolidated entities for above adjustments	(230)	(910)	(960)
Amount attributed to non-controlling interests for above adjustments	(493)	959	—
AFFO attributed to our stockholders	$29,482	$26,835	$10,839
Adjustments to arrive at FAD:
Non-cash management fee	1,720	1,026	—
Other operating expenses advanced by Adviser(4)	—	(962)	4,028
Recurring tenant improvements, leasing commissions and other capital expenditures(5)	(3,646)	(1,044)	(213)
Accrued preferred return from preferred membership interest	(1,094)	(1,034)	(994)
Accrued preferred return from preferred equity investment	(346)	(349)	(63)
Stockholder servicing fees	(97)	13	—
Recurring capital expenditures attributed to unconsolidated entities(5)	(1,019)	(486)	(1,292)
Recurring capital expenditures attributed to non-controlling interests(5)	540	43	—
Realized losses on financial instruments(6)	3,357	235	5
FAD attributed to our stockholders	$28,897	$24,277	$12,310
(1)We obtained tax abatements in conjunction with our purchases of the Cortona at Forest Park (f/k/a Cortona Apartments) and 3101 Agler (f/k/a 3101 Agler Road) properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations in this Annual Report on Form 10-K. In November 2023, Cortona at Forest Park was sold and as of the sale date we are no longer amortizing the tax abatement related to Cortona at Forest Park.

(2)Positive amounts herein represent organization expenses the Adviser advanced on our behalf through December 31, 2022. Negative amounts herein represent the reimbursement of these expenses to the Adviser. The Adviser advanced all of our organization expenses incurred through December 31, 2022. We will reimburse the Adviser for any subsequent organization and offering expenses as incurred. The Adviser has agreed that we will not be required to make payments for the reimbursement of advanced organization expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date.
(3)Unrealized losses (gains) from changes in fair value of financial instruments primarily relates to mark-to-market changes on our investments in real estate-related securities, investment in affiliated fund, investments in commercial loans and derivatives.
(4)Positive amounts herein represent operating expenses the Adviser advanced on our behalf through December 31, 2021. Negative amounts herein represent the reimbursement of these expenses to the Adviser. The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027.
(5)Recurring capital expenditures are required to maintain our investments. Capital expenditures exclude underwritten tenant improvements, leasing commissions and capital expenditures with useful lives over 10 years.
(6)Realized losses on financial instruments relates to the sale of real estate related securities and realized losses on our investment in affiliated fund.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2023, we sold equity securities that were not registered under the Securities Act as described below.

As described in Note 16 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K, the Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the quarter ended December 31, 2023, we issued 14,658 Class E shares to the Adviser as payment for the management fee for total consideration of $0.4 million. The shares issued to the Adviser for payment of the management fee were issued at a price per share equal to the applicable NAV per share at the end of each month for which the fee was earned.
During the quarter ended December 31, 2023, we issued 1,019 shares of Class E and 157,511 shares of Class N common stock as part of the distribution reinvestment plan for total consideration of $4.8 million.
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof.
Use of Offering Proceeds
On May 14, 2021, our Registration Statement on Form S-11 (File No. 333-254931) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.
The following table presents information about the Offering and use of proceeds therefrom as of December 31, 2023:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	262,143	176,502	486,335	2,600,281	2,032,990	5,558,251
Gross offering proceeds	$8,419	$5,279	$15,198	$80,948	$59,765	$169,609
Selling commissions and other dealer manager fees	(244)	(46)	(13)	—	—	(303)
Stockholder servicing fees	(60)	(15)	(36)	—	—	(111)
Net offering proceeds	$8,115	$5,218	$15,149	$80,948	$59,765	$169,195
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.

We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $941.5 million of real estate and real estate-related investments, $33.9 million in real estate-related securities and the repurchase of $136.4 million of shares of common stock and OP Units. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share. In addition, we may from time to time use proceeds from the Offering to pay down our Revolving Credit Facility if there are no acquisitions at the time proceeds are received. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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
During the three months ended December 31, 2023, we repurchased shares of our common stock under the share repurchase plan in the following amounts, which represented all of the share repurchase requests received for the same period:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
October 2023	13,956	$29.29	13,956	—
November 2023	158,190	29.12	158,190	—
December 2023	186,779	28.77	186,779	—
	358,925	$28.94	358,925	—
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
We are externally managed and advised by our Adviser, a registered investment advisor and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2020. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
As of December 31, 2023, we own or have invested in 49 properties. See “—Real Estate” below for additional information on these investments. As of December 31, 2023, we also own real estate-related securities, have an investment in two commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
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

As of March 20, 2024, we have received gross aggregate proceeds of $185.0 million from the Offering. We intend to continue selling shares on a monthly basis.

Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock” and the “Class N Private Offering, respectively”) and up to $20.0 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (the Class N Private Offering and Class E Private Offering, collectively, the “Private Offerings”). As of March 20, 2024, we had received offering proceeds of $573.7 million from the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our consolidated balance sheets.

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

The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023. As of March 20, 2024, we have raised $10.0 million in net proceeds from the DST program.
Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, inflation, interest rates and economic uncertainty had the most direct impacts on our performance and financial condition during 2023.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Global markets have continued to experience significant volatility and economic uncertainty, due to factors including concerns over persistent inflation, restrictive monetary policy resulting in rising financing costs, potential for slowing economic growth, actual or perceived instability in the U.S. banking system, geopolitical uncertainty and challenges in certain commercial real estate sectors. These factors can affect financing costs, property and securities valuations, capital raising, real estate transaction volume, rental income and operating expenses.
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
While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio. In addition, we believe we are protected in the near-term from refinancing risk with no maturities on our secured mortgages occurring until 2025. It remains difficult, however, to predict the full impact of these market conditions, future changes in interest rates or inflation, or other challenges to the commercial real estate sector.
2023 Highlights
Operating Results
•Declared monthly net distributions totaling $34.8 million for the year ended December 31, 2023. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.5%	5.6%	5.7%	5.8%	5.6%	5.7%
Year-to-Date Total Return, without upfront selling commissions(2)	(4.4)%	(4.2)%	(4.2)%	(4.2)%	(3.4)%	(3.4)%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(7.8)%	(7.5)%	(5.6)%	(4.2)%	(3.4)%	(3.4)%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	6.5%	6.6%	6.7%	7.1%	8.8%	10.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	5.0%	5.2%	6.1%	7.1%	8.8%	10.8%
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
(3) The inception date was June 1, 2021 for Class T, S and D shares; May 21, 2021 for Class I shares; May 14, 2021 for Class E shares and September 28, 2020 for Class N shares.
Capital Activity and Financings
•Raised $61.2 million of net proceeds from the sale of our common stock during the year ended December 31, 2023, and also raised a total of $7.3 million in net proceeds from the DST program during the year ended December 31, 2023.
•In September 2023, we entered into a loan amendment to the existing Revolving Credit Facility. The amendment extended the maturity date to September 6, 2024 with an extension option to further extend the maturity date to September 5, 2025, subject to certain conditions.
Investments
•In November 2023, we sold Cortona at Forest Park to an unaffiliated third party for $62.0 million. The proceeds resulting from the sale were used to repay the mortgage associated with the property, paydown outstanding borrowings on our Revolving Credit Facility, as well as to create liquidity for potential future investment opportunities.
•Originated a floating rate mezzanine loan with a principal balance of $13.0 million, which brings our total investment in commercial loans to $34.6 million as of December 31, 2023.
•Invested an additional $15.0 million in an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of December 31, 2023, our total investment in the affiliated fund is $27.7 million. During the year ended December 31, 2023, we submitted a partial redemption request for our investment in CMI and as of December 31, 2023, we received $0.5 million in connection with this request.
•Invested $0.4 million during the year to form Homestead Communities, LLC, a real estate operating company focused on the acquisition and asset management of manufactured housing communities.

•Increased our investment in our Retail GP Fund by $0.2 million as a result of one new investment and two sales of investments bringing our net investment to $13.2 million.
•Increased our investments in real estate-related securities to $28.0 million.
Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of December 31, 2023:
Asset Allocation(1)
The following charts describe the diversification of our investments in real estate based on fair value as of December 31, 2023:
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
As of December 31, 2023, we own interests in 49 properties, which we acquired for a total purchase price of $867.2 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of December 31, 2023:

Segment	Number of Properties	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	93%	$170,100	$4,010	5%
Office	1	80,980 sq. ft.	100%	30,700	2,916	4%
Industrial	6	1,432,432 sq. ft.	78%	146,438	11,084	14%
Self-Storage	10	627,190 sq. ft.	88%	121,407	9,277	11%
Multifamily	1	360 units	97%	154,994	16,335	20%
Student Housing	2	1,489 beds	100%	284,270	20,191	25%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	59,800	5,727	7%
Other(5)	8	2,364,525 sq. ft.	91%	34,606	4,502	5%
Total	49			$1,002,315	$74,042	91%

(1)The full amount of unconsolidated properties are included herein. The Other segment includes 2.4 million square feet for properties we have a non-controlling interest in through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of December 31, 2023. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the year ended December 31, 2023. Healthcare and Other segment revenue includes income from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of December 31, 2023:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	4	$89,485	$7,960	9%
(1)Based on fair value as of December 31, 2023. The Fair Value includes investments in commercial mortgages, investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2023. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Preferred Equity investment and income from an investment in an affiliated fund.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of December 31, 2023:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	93%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Commerce 9805 (f/k/a Willows Facility)	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
13034 Excelsior (f/k/a Excelsior Warehouse)	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
5201 Industry (f/k/a Industry Warehouse)	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Midwest Industrial Portfolio(2)	4	IL, OH, MO	September 2021 / January 2022 / March 2022	95%	115,566	1,338,425	sq. ft.	76%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage Portfolio (f/k/a Salem Self-Storage)	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	88%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	91%
University Parkway Storage (f/k/a Winston-Salem Self-Storage)	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	91%
Bend Self-Storage Portfolio (f/k/a Bend Self-Storage)	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	88%
Clarksville Self-Storage Portfolio (f/k/a Clarksville Self-Storage)	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	86%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Total Multifamily	1				162,023	360	units

Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
The Carmin (f/k/a Tempe Student Housing)	1	Tempe, AZ	December 2021	98%	163,692	833	beds	100%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(4)	8	Various(3)	Various(3)	4.5% - 13.5%	14,658	2,364,525	sq. ft.	91%
Total Other	8				14,658	2,364,525	sq. ft.
Total Investment Properties	49				$867,151

(1)We hold our interest in the Sunbelt Medical Office Portfolio through a 50% ownership interest in a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”). The Invesco JV holds an 85% ownership interest in a joint venture with a third party. We account for our investment using the equity method of accounting. The dates of acquisition and aggregate purchase price in the table above reflect the dates of our investments and the total amount of our investment in the Invesco JV.
(2)Meridian Business 940, Capital Park 2919 (f/k/a Grove City Industrial), 3101 Agler and Earth City 13330 (f/k/a Earth City Industrial) are collectively presented as Midwest Industrial Portfolio.
(3)We hold our interest in Everly Roseland (f/k/a Everly Roseland Apartments) through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco. Invesco Global Property Plus Fund, the majority owner in Atlas US, owns more than 10% of our outstanding common stock as of the date of this Report. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
(4)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties. The properties were acquired over several transactions from October 2021 to October 2023 and are located throughout the United States.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of December 31, 2023. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024	37	$3,284	8%	367,311	16%
2025	32	2,773	7%	98,898	4%
2026	33	6,429	16%	288,112	13%
2027	16	1,644	4%	58,245	3%
2028	25	4,461	11%	136,212	6%
2029	14	5,078	12%	428,208	19%
2030	9	2,600	6%	96,797	4%
2031	6	1,094	3%	123,100	5%
2032	7	626	2%	20,679	1%
Thereafter	46	12,797	31%	639,334	29%
Total	225	$40,786	100%	2,256,896	100%
(1)Annualized base rent is determined from the annualized December 31, 2023 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Holdings LLC (“San Simeon Preferred Equity”). San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 94% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At December 31, 2023, we hold a total equity investment of $27.5 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of December 31, 2023, our investment in CMI was $27.7 million.

As of December 31, 2023, we have the following investments in commercial loans:

				Current Principal Balance		Fair Value
$ in thousands	Origination Date	Loan Type	Interest Rate(1)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	12.57%	$21,800	$21,800	$21,689	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.36%	13,007	—	12,937	—	2/9/2025
Total				$34,807	$21,800	$34,626	$21,800
(1)Represents the interest rate as of period end. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
Investments in Real Estate-Related Securities
As of December 31, 2023, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”), preferred stock and common stock of REITs. The following table details our investments in real estate-related securities as of December 31, 2023:

$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,202	$(1,160)	$24,042	$(741)	$23,301	7.26%	2/13/2039
Preferred stock of REITs	N/A	N/A	2,107	(171)	1,936	6.71%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,241)	2,793	5.51%	N/A
Total	$25,202	$(1,160)	$30,183	$(2,153)	$28,030
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	For the Year Ended December 31,		2023 vs. 2022
$ in thousands	2023	2022	$
Revenues
Rental revenue	$62,374	$53,860	$8,514
Income from commercial loans	4,439	1,399	3,040
Other revenue	3,193	2,854	339
Total revenues	70,006	58,113	11,893
Expenses
Rental property operating	25,651	21,052	4,599
General and administrative	4,836	5,695	(859)
Management fee – related party	1,720	1,026	694
Performance participation interest – related party	—	3,977	(3,977)
Depreciation and amortization	25,491	41,015	(15,524)
Total expenses	57,698	72,765	(15,067)
Other income (expense), net
Income from unconsolidated entities, net	1,908	8,367	(6,459)
Income (loss) from real estate-related securities, net	1,027	(2,127)	3,154
Net gain from disposition of investment in real estate	54	—	54
Debt extinguishment charges	(632)	—	(632)
Income (loss) from investment in affiliated fund, net	493	(31)	524
Gain on derivative instruments, net	1,662	6,679	(5,017)
Unrealized loss on commercial loans	(181)	—	(181)
Impairment loss on investments in real estate	(7,924)	—	(7,924)
Interest income	111	—	111
Interest expense	(27,265)	(16,041)	(11,224)
Other expense	(346)	(94)	(252)
Total other income (expense), net	(31,093)	(3,247)	(27,846)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(18,785)	$(17,899)	$(886)
Dividends to preferred stockholders	$(8)	$(8)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	1,673	1,437	236
Net loss attributable to non-controlling interest in INREIT OP	82	502	(420)
Net loss attributable to common stockholders	$(17,038)	$(15,968)	$(1,070)

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue, other revenue and rental property operating expenses increased by $8.5 million, $0.3 million and $4.6 million, respectively, for the year ended December 31, 2023 as compared to the same period in 2022. The increase in revenues and expenses is driven by market rent increases as well as the purchase of 11 properties for $368.3 million at various points throughout 2022, which equates to a full twelve months of revenue and expenses in 2023.

Income from Commercial Loans and Unrealized Loss on Commercial Loans
During the year ended December 31, 2023, income from our commercial loans increased by $3.0 million compared to the year ended December 31, 2022, due to the interest earned on the two floating rate mezzanine loans that originated in September 2022 and January 2023. Unrealized loss on commercial loans increased by $0.2 million driven by changes to the interest rate environment.

General and Administrative Expenses
During the year ended December 31, 2023, general and administrative expenses decreased $0.9 million compared to the year ended December 31, 2022. The decrease was primarily from fewer various corporate level expenses due to less investing activity during 2023 than in 2022.
Management Fee
During the year ended December 31, 2023, the management fee increased by $0.7 million compared to the year ended December 31, 2022. The management fee that we pay the Adviser to source our investments and manage our operations is based on our NAV. The increase was due to a higher average NAV during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Performance Participation Interest
The performance participation interest entitles the Special Limited Partner to receive allocations from the Operating Partnership based on the annual total return of the Operating Partnership, subject to a minimum return hurdle. Total return is determined based on total distributions plus the change in NAV. During the year ended December 31, 2023, the performance participation interest decreased $4.0 million compared to the year ended December 31, 2022. The decrease was due to valuation decreases primarily related to real estate and derivatives during 2023 compared to a valuation increase related to real estate and derivatives during 2022.
Depreciation and Amortization
During the year ended December 31, 2023, depreciation and amortization decreased $15.5 million compared to the year ended December 31, 2022, primarily due to the purchase of multifamily, student housing and self-storage properties which included short term lease intangibles that increased amortization in 2022 and are fully amortized as of December 31, 2023.
Income from Unconsolidated Entities, Net
We have investments in five unconsolidated entities. During the year ended December 31, 2023, income from unconsolidated entities, net decreased $6.5 million compared to the year ended December 31, 2022. The decrease was primarily due to unrealized losses on derivatives held by Vida JV LLC of $3.1 million in 2023 compared to unrealized gains of $5.5 million in 2022. This is a decrease of $8.6 million related to Vida JV LLC derivatives. The decrease was offset by gains of $2.3 million related to the sale of two properties owned by Retail GP Fund.
Income from Real Estate-Related Securities, Net
During the year ended December 31, 2023, income from real estate-related securities, net increased by $3.2 million compared to the year ended December 31, 2022. The increase was primarily due to unrealized gains on CMBS investments.
Net Gain from Disposition of Investment in Real Estate s
During the year ended December 31, 2023, we recorded a net gain on the disposition of our Cortona at Forest Park property of $0.1 million. We did not sell any properties in 2022.
Debt Extinguishment Charges
During the year ended December 31, 2023, we incurred debt extinguishment charges of $0.6 million related to the early prepayment of the mortgage on Cortona at Forest Park as a result of the sale. We did not incur any debt extinguishment charges in 2022.

Income from Investment in Affiliated Fund, Net
During the year ended December 31, 2023, we reported $0.5 million of income from our investment in CMI primarily due to net investment income of the fund exceeding net realized and unrealized losses on underlying portfolio investments. During the year ended December 31, 2022 we reported a loss of approximately $31,000 as realized and unrealized losses on portfolio investments exceeded net investment income of the fund in the fourth quarter of 2022.
Gain on Derivative Instruments, Net
For the year ended December 31, 2023, we had a net gain on derivative instruments of $1.7 million compared to a net gain of $6.7 million for the year ended December 31, 2022. The decrease of $5.0 million is primarily a result of unrealized losses in 2023 of $4.5 million compared to unrealized gains in 2022 of $6.7 million. This decrease was offset by an increase in contractual interest received from the derivative instruments.
Impairment Loss on Investments in Real Estate
During the year end December 31, 2023, we recognized an impairment loss of $1.7 million related to the sale of Cortona at Forest Park as well as an impairment loss of $6.2 million on an investment where the current expectation was the investment would be sold before the end of its previously estimated hold period.
Interest Income
During the year ended December 31, 2023, interest income increased by $0.1 million compared to the year ended December 31, 2022. The increase was primarily due to the commencement of interest earned on cash and cash equivalents beginning in 2023.

Interest Expense
During the year ended December 31, 2023, interest expense increased $11.2 million compared to the year ended December 31, 2022. The increase is primarily due to rising interest rates. See “— Liquidity and Capital Resources” below as well as Note 9 — “Borrowings” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our borrowing arrangements.
Other Expense
During the year ended December 31, 2023, other expense increased by $0.3 million compared to the year ended December 31, 2022. The increase was primarily due higher federal and state taxes.
Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Liquidity and Capital Resources
Liquidity
We believe that with respect to liquidity, we are well positioned with $118.5 million of immediate liquidity as of December 31, 2023, made up of $82.5 million of undrawn capacity on our Revolving Credit Facility and $36.0 million of cash and cash equivalents. In addition, we hold $28.0 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Offering, DST Program and any future offerings we may conduct, including through the DST Program (collectively, the “Capital Raising Programs”), from secured and unsecured borrowings from banks and other lenders and from any undistributed funds from operations. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Capital Raising Programs and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our target leverage ratio is approximately 50% to 60%. As used herein, “leverage ratio” is measured by dividing (x) the sum of the Company’s consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (y) the asset value of the Company’s real estate investments, private real estate debt investments and equity in the Company’s real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including the Company’s net investment in unconsolidated investments. For purposes of determining the asset value of the Company’s real estate investments, the Company includes the asset value of the DST Properties (as defined in any Prospectus) due to the master lease structure, including the Company’s fair market value purchase option. The leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on the Company’s real estate securities investments or (iv) the pro rata share of debt within the Company’s unconsolidated investments. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
If we are unable to raise substantial funds in the Capital Raising Programs, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Capital Raising Programs. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. Additionally, we will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of December 31, 2023, we have $7.6 million due to the Adviser for organization and offering expenses. These are recorded as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.
The Adviser advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. Additionally, we will reimburse the Adviser for any operating expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of December 31, 2023, we have $9.4 million due to the Adviser for general and administrative expenses. These are recorded as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and has fully met its commitment as of December 31, 2023.
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
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph.
Capital Resources
As of December 31, 2023, our indebtedness includes five mortgages secured by their corresponding properties and a financing obligation. We also have additional funds available to us through our revolving credit facility. We do not currently have an outstanding balance on the revolving credit facility as of December 31, 2023.

The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(3)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date(2)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	9/5/2025	$150,000	$150,000	$—	$9,000
(1)The term “S” refers to the relevant floating benchmark rate, Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate” or (3) SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. In September 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. The amendment extended the maturity date to September 6, 2024 and grants an option to extend the term to September 5, 2025, subject to certain conditions. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.64% and 3.18%, respectively.
(2)The maturity date presented is the extended maturity date. The current maturity date is September 6, 2024 and the amendment grants an option to extend the term to September 5, 2025, subject to certain conditions.
(3)As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. As of December 31, 2023, the borrowing capacity on the Revolving Credit Facility was $82.5 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of December 31, 2023, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	December 31, 2023	December 31, 2022
Cortona at Forest Park(2)	S + applicable margin(2)	6/1/2028	$45,000	$—	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	53,000	53,000	53,000
The Carmin (f/k/a Tempe Student Housing)	S + applicable margin(4)	1/1/2025	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	39,660	39,660	39,660
Everly Roseland	S + applicable margin(5)	4/28/2027	113,500	110,874	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	70,000	70,000	70,000
Total mortgages payable				339,034	378,623
Deferred financing costs, net				(2,290)	(3,890)
Mortgages payable, net				$336,744	$374,733
(1)The term “S” refers to the relevant floating benchmark rate, Secured Overnight Financing Rate (“SOFR”).
(2)On November 8, 2023, Cortona at Forest Park was sold and the mortgage note secured by the property was paid in full at the time of sale. We incurred debt extinguishment charges of $0.6 million in connection with the early repayment of the mortgage note. At the time of the sale, the mortgage note carried interest at the greater of (a) 2.65% or (b) the sum of 2.51% plus SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 7.35% and 3.82%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.71% plus (ii) SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.62% and 3.18%, respectively.
(4)The mortgage note secured by The Carmin bears interest at 1.75% plus SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.52% and 2.78%, respectively.
(5)The mortgage note secured by Everly Roseland bears interest at 1.45% plus SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.48% and 4.16%, respectively.
(6)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the years ended December 31, 2023 and 2022 was 6.71% and 4.54%, respectively.

As of December 31, 2023, we were in compliance with all loan covenants in our mortgage notes.
In connection with The Carmin property, as of December 31, 2023, we hold a financing obligation on our consolidated balance sheets of $53.8 million, net of debt issuance costs.
The sale and leaseback of The Carmin is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of The Carmin is not recognized and the property continues to be included within our consolidated financial statements in this Annual Report on Form 10-K. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets in this Annual Report on Form 10-K. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.
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
At December 31, 2023, we had cash and cash equivalents of $36.0 million and restricted cash of $7.3 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Capital Raising Programs and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

$ in thousands	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows provided by operating activities	$20,219	$31,114	$9,604
Cash flows provided by (used in) investing activities	26,469	(430,919)	(443,151)
Cash flows provided by (used in) financing activities	(48,558)	429,548	445,328
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,870)	$29,743	$11,781
Operating Activities — Cash flows from operating activities decreased $10.9 million during the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to an increase in interest expense from the rise in interest rates. Cash flows provided by operating activities increased $21.5 million during the year ended December 31, 2022 compared to the corresponding period in 2021 due to an increase in cash flows from operations from our investments in real estate as a result of growth in the size of our portfolio and positive leasing activity.
Investing Activities — Cash flows from investing activities increased $457.4 million during the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in acquisitions of real estate of $367.2 million and an increase in proceeds from the disposition of real estate of $61.5 million. Cash flows used in investing activities decreased $12.2 million during the year ended December 31, 2022 compared to the corresponding period in 2021 as we had decreases in acquisitions of real estate and investments in unconsolidated entities of $33.9 million and $17.8 million, respectively, which were partially offset by increases to an investment in affiliated fund and origination of commercial loans of $15.0 million and $21.8 million, respectively, during the year ended December 31, 2022.

Financing Activities — Cash flows from financing activities decreased $478.1 million for the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in proceeds from the sale of common stock of $260.3 million, a decrease in net borrowings of $197.2 million and a decrease in the sale of interest to non-controlling interest of $22.5 million. Cash flows provided by financing activities decreased $15.8 million for the year ended December 31, 2022 compared to the corresponding period in 2021 primarily due to an increase in proceeds from redeemable and common stock of $12.8 million and an increase in net borrowings and repayments of $76.7 million, offset by an increase in the repurchase of redeemable common stock of $40.0 million.
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
•the amounts allocated to the value of above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. The amounts allocated to all other tangible and intangible assets are amortized to depreciation or amortization expense. Thus, depending on the amounts allocated between land and other depreciable assets, changes in the purchase price allocation among our assets could have a material impact on our FFO, a metric which is used by many REIT investors to evaluate our operating performance; and
•the period of time over which tangible and intangible assets are depreciated varies greatly, and thus, changes in the amounts allocated to these assets will have a direct impact on our results of operations. Intangible assets are generally amortized over the respective life of the leases. Also, we depreciate our buildings up to 40 years, but do not depreciate our land. These differences in timing could have a material impact on our results of operations.

Impairment of Long-Lived Assets
We review real estate properties (including any related amortizable intangible assets or liabilities) for impairment each quarter or when there is an indicator, including property operating performance, changes in anticipated holding period, general market conditions, that the value of the real estate properties may be impaired. A property value is considered impaired if our estimate of current and expected operating cash flows of the property over its anticipated hold period is less than the net carrying value of the property. Our estimate of the expected future cash flows used in testing for impairment is subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, assumptions regarding the residual value of our properties at the end of our anticipated holding period, discount rates, exit capitalization rates and the length of our anticipated holding period. In preparing the projection of undiscounted future cash flows, we estimate exit capitalization rates and market rental rates using information that we obtain from market comparability studies and other comparable sources, and apply the undiscounted cash flows against our expected holding period. These assumptions could differ materially from actual results. If changes in our strategy or the market conditions result in a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material. If impairment were indicated, the carrying value of the property would be written down to its estimated fair value based on our best estimate of the property’s discounted future cash flows using market derived capitalization rates, discount rates and market rental rates applied against our expected hold period.
Valuation of Investments in Commercial Loans
Our investments in commercial loans are carried at fair value as we elected the fair value option. In determining the fair value of our investment, the commercial loans do not have readily available market quotations. As such, we determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios and (vii) borrower financial condition and performance. We classify this investment as Level 3 within the valuation hierarchy. Judgments used to determine fair value of Level 3 instruments are more significant than those required when determining the fair value of instruments classified as Level 1 or 2 due to the inherent uncertainty of the estimates and judgments used. These values may differ materially from the values that would have been used had a ready market for these investments existed. External factors may cause those values and the values of those investments for which readily observable inputs exists, to increase or decrease over time, impacting the value of our investments and therefore our unrealized gain (loss) from commercial loans.
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
Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with floating rate debt secured by our properties, our Revolving Credit Facility, our investments in real estate securities, our investments in commercial loans and our investment in an affiliated debt fund. We are also subject to interest rate risk through our investments in unconsolidated entities that have been financed with floating rate debt. We seek to manage our exposure to interest rate risk by utilizing a combination of fixed- and floating-rate financing with staggered maturity dates and through interest rate protection agreements to cap a portion of our variable rate debt. Additionally, we may hedge our interest rate risk by using derivative contracts to fix the interest expense on a portion of our floating-rate debt.
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of December 31, 2023, we had borrowed $339.0 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $264.4 million bears variable rate interest. As of December 31, 2023, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.3 million, net of the impact of our interest rate hedges
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of December 31, 2023, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related debt securities over a twelve-month period results in a projected increase or decrease in interest income of $0.1 million.
As of December 31, 2023, we have originated $34.8 million of variable rate mezzanine commercial loans that are indexed to SOFR. As of December 31, 2023, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan portfolio results in a projected increase or decrease in interest income of $0.3 million.
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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2023, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age	Position
R. Scott Dennis	65	Director and Chair of the Board, President and Chief Executive Officer
R. Lee Phegley, Jr	55	Chief Financial Officer and Treasurer
Beth A. Zayicek	43	Director and Chief Operating Officer
R. David Kelly	60	Lead Independent Director
James H. Forson	57	Independent Director
Paul S. Michaels	63	Director
Ray Nixon	71	Independent Director
Paul E. Rowsey	69	Independent Director

R. Scott Dennis. Mr. Dennis has served as our President and Chief Executive Officer and as Chair of our Board of Directors since January 2019. Mr. Dennis has been with Invesco Real Estate, the real estate investment center of Invesco, for more than 30 years. He has served as Chief Executive Officer of Invesco Real Estate since March 2011, and as Chief Executive Officer of Invesco Private Markets since July 2019. He is responsible for the day-to-day strategy execution and management of Invesco Real Estate’s global real estate business. Mr. Dennis has served as Chair of the Board of Invesco Commercial Real Estate Finance Trust, Inc. since December 2022. Prior to becoming Chief Executive Officer of Invesco Real Estate, Mr. Dennis served as co-head of Invesco Real Estate’s North American group and head of its U.S. acquisitions team from 1992 to 2008. Prior to joining Invesco Real Estate, Mr. Dennis served in the investment banking group at Bankers Trust Company from 1984 to 1989, where he was responsible for structuring equity and debt investments on behalf of Bankers Trust Company and its clients. Additionally, Mr. Dennis was with Trammell Crow Company from 1989 to 1992, where he was responsible for investments on behalf of the company’s opportunity funds. He has been directly involved in over $70 billion of real estate investments. Mr. Dennis earned a B.B.A. in Finance and Real Estate from The University of Texas at Austin. Mr. Dennis is a valuable member of our Board of Directors because of his experience overseeing the operations and growth of Invesco Real Estate and his significant investment experience.

R. Lee Phegley, Jr. Mr. Phegley serves as our Chief Financial Officer and Treasurer. Mr. Phegley has been with Invesco Ltd. since 2006 and has CFO responsibilities for the Investments business unit which includes Invesco’s Private Markets platforms. In addition, since May 2014 Mr. Phegley has served as the Chief Financial Officer for Invesco Mortgage Capital Inc., a NYSE-traded mortgage REIT managed by the Adviser. Mr. Phegley has also served as the Chief Financial Officer of Invesco Commercial Real Estate Finance Trust, Inc, a mortgage REIT managed by the Adviser, since December 2022. Prior to joining Invesco, Mr. Phegley was a Director and responsible for Private Equity Accounting at Archon Group LP from 2004 to 2006. Prior to 2004, Mr. Phegley served as a Senior Manager at KPMG LLP for two years and Arthur Andersen LLP for seven years managing audit engagements for public and private clients. Mr. Phegley is a Certified Public Accountant. Mr. Phegley earned a B.A. in Business from Baylor University and an M.S. in Accountancy from the University of Houston.

Beth A. Zayicek. Ms. Zayicek has served as our Chief Operating Officer and as one of our directors since January 2019. Ms. Zayicek has served Invesco Real Estate since 2008 and currently is a Managing Director and the Chief Operating Officer of Invesco Private Markets. She is a member of Invesco Real Estate’s Global Executive Committee and Asia Investment Committee. Ms. Zayicek previously served as Invesco Real Estate’s Chief Administrative Officer from 2016 to 2018 and senior director of investment analytics from 2013 to 2016. She has also served on Invesco Real Estate’s portfolio management and acquisition teams and as a member of its North American Investment Committee. Ms. Zayicek has served as Chief Operating Officer and as a director of Invesco Commercial Real Estate Finance Trust, Inc. since December 2022 and as a director of Invesco Mortgage Capital Inc. since 2021. Prior to joining Invesco Real Estate, Ms. Zayicek served as a member of the corporate and investment banking analyst program and real estate private equity group at KeyBank. Ms. Zayicek also previously served as the director of capital markets at DDR Corp. Ms. Zayicek earned a B.S. in Management with a concentration in Finance from Case Western Reserve University. Ms. Zayicek is a valuable member of our board of directors because of her management experience, investment expertise and history with Invesco Real Estate.

R. David Kelly. Mr. Kelly has served as one of our independent directors since January 2019 and as our lead independent director since December 2020. Mr. Kelly has over 35 years of investment experience, including serving both public companies and private companies in the financial advisory and real estate development sectors. Mr. Kelly is the founder and managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital. Mr. Kelly has served as lead independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023. Mr. Kelly also serves as Chairman and CEO of Croesus and Company, an international real estate advisory firm, as lead director of TCW Direct Lending, focused on lending senior-secured loans primarily to US-based mid-market companies, as an independent director of Acadia Healthcare and as an at-large director of Ashton Woods Homes. From 2007 to 2017, Mr. Kelly served as a trustee and Chairman of the Teacher’s Retirement System of Texas. From 2001 to 2006, Mr. Kelly was a gubernatorial appointee to the Texas Public Finance Authority (TPFA) and served as Chairman from 2002 to 2006. Mr. Kelly’s previous corporate directorships include Croesus Merchants International Singapore, Hong Kong-based Everglory Financial Holdings, and Dubai-based Al Masah Capital Limited. His civic and professional leadership experience includes service as director of the Children’s Medical Center Plano Governing Board, as member of Children’s Health Investment and Finance Committees, and on the Advisory Board of Sponsors for Educational Opportunity. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University. Mr. Kelly is a valuable member of our board of directors because of his prior service as a director and his experience as an executive officer, including in the financial advisory and real estate investment fields.

James H. Forson. Mr. Forson has served as one of our independent directors and as Chair of the Audit Committee since January 2019. Mr. Forson has been appointed as the Chief Financial Officer of Raising Cane’s Restaurants, L.L.C., effective April 1, 2024. Previously, he served as Chief Financial Officer for Zips Car Wash LLC from 2021 to February 2024 and as Senior Vice President, Finance for 7-Eleven, Inc. (2018-2021). Prior to joining 7-Eleven, Inc, Mr. Forson acted as Executive Vice President and Chief Financial Officer of La Quinta Holdings Inc., a publicly-traded owner, operator, and franchisor of midscale select-service hotels, from 2016 to 2018. Prior to that role, Mr. Forson served La Quinta Holdings Inc. as Senior Vice President, Chief Accounting Officer and Treasurer from 2013 to 2016, and Vice President and Controller from 2010 to 2012. Prior to joining La Quinta in 2010, Mr. Forson held various client-serving audit and internal finance and operations roles with global accounting and consulting firms Arthur Andersen LLP from 1989 to 2002, Ernst & Young LLP from 2002 to 2003, and Grant Thornton LLP from 2003 to 2010. Mr. Forson has served as an independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023, and as an independent director for the American Council on Exercise since January 2019 and as treasurer of the board of directors since July 2022. Mr. Forson earned a B.S. in Commerce from the University of Virginia’s McIntire School of Commerce and is a Certified Public Accountant in Texas. Mr. Forson is a valuable member of our board of directors because of his senior executive experience and extensive experience with accounting and financial reporting matters.

Paul S. Michaels. Mr. Michaels has served as one of our directors since January 2019. Mr. Michaels has over 40 years of real estate experience including both debt and equity transactions in industrial, multifamily, retail and office properties. Mr. Michaels was employed by Invesco Real Estate from its inception in 1983 to his retirement in March 2020. Mr. Michaels served as Invesco Real Estate’s Director of North American Direct Real Estate from 2008 until his retirement. Mr. Michaels served as Chairperson of Invesco Real Estate’s Investment Committee from 2008 to 2019. Mr. Michaels also served as Director of U.S. Portfolio Management from 1991 to 2008. Mr. Michaels earned a B.B.A. in Finance and Real Estate from the University of Texas at Austin. Mr. Michaels is a valuable member of our board of directors because of his extensive real estate investment experience and history with Invesco Real Estate.
Ray Nixon. Mr. Nixon has served as one of our independent directors since January 2019. Mr. Nixon has over 40 years of industry experience. Mr. Nixon is the current Chairman of Nixon Capital, a value oriented investment management firm. Previously, Mr. Nixon served as the Executive Director and Portfolio Manager at the $80 billion investment firm Barrow, Hanley, Mewhinney & Strauss, LLC from 1994 until his retirement in June 2019. Mr. Nixon served as a member of Smith Barney, Inc.’s Investment Policy Committee and as the firm’s lead institutional stockbroker for the Southwest from 1979 to 1994. Mr. Nixon chairs the Texas Health Resources Investment Committee, which oversees a $6.7 billion fund. Mr. Nixon has served as an independent director of Invesco Commercial Real Estate Finance Trust Inc. since March 2023. He is a Trustee of the UT Southwestern Foundation and a member of the investment committee and is also a member of the board of directors of the $70 billion endowment for the University of Texas and Texas A&M University. Mr. Nixon previously served as a research analyst for the Teacher Retirement System of Texas. Mr. Nixon earned a B.A. and an M.B.A. from the University of Texas at Austin. Mr. Nixon is a valuable member of our board of directors because of his extensive investment industry experience, prior service as a director and successful leadership through multiple economic cycles.

Paul E. Rowsey. Mr. Rowsey has served as one of our independent directors since January 2019. Since 2000, Mr. Rowsey has served as Chairman, managing partner, and co-founder of E2M Partners, LLC, a privately-held real estate investment management company. Previously, Mr. Rowsey served as the Executive Chairman of JLB Partners LLC, a privately-held real estate operating and development company, from 2018 to 2021. Before that, Mr. Rowsey held executive leadership roles at real estate companies Compatriot Capital, Rosewood Property Company, and Property Company of America. Mr. Rowsey was an attorney at Hewitt, Johnson, Swanson & Barbee from 1980 to 1984. Mr. Rowsey has served as an independent director of Invesco Commercial Real Estate Finance Trust Inc. since March 2023 and currently serves on the boards of Forum Energy Technologies, Inc., a publicly-held, Houston-based energy service company, Powdr Corporation, a privately-held alpine skiing and outdoor adventure company, Snowbird Holdings LLC, a privately-held alpine skiing and hospitality company, and Teton Holdings Corporation, a Wyoming-based trust company. Mr. Rowsey served on the board of KDC Holdings LLC, a commercial real estate and development company, from 2008 until 2021, and the board of Valaris plc, a publicly-held, London-based, offshore drilling company, as its Chairman, from 2000 until 2021. Mr. Rowsey served as Lead Director of JLB Partners LLC, a multi-family development and investment company, from 2012 to 2018. Mr. Rowsey has also served on the boards of Crescent Real Estate Equities Company, Village Green Holdings LLC, and AMC, Inc. Mr. Rowsey’s board tenure includes audit committee, compensation committee, and nominating and governance committee service. Mr. Rowsey earned a B.A. in History and Management Science from Duke University and a J.D. from Southern Methodist School of Law, and is a citizen of the Cherokee Nation. Mr. Rowsey is a valuable member of our Board of Directors because of his experience as a director and executive officer for public and private companies and real estate investment and development companies, and his expertise in legal matters.
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

Insider Trading Policy and Procedures. To promote compliance with applicable insider trading laws, rules and regulations, the company has adopted an insider trading policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers and employees, and by the company itself. Our insider trading policy includes pre-clearance requirements and procedures for our directors and executive officers prior to effecting any transaction involving our securities and a pre-approval requirement for those individuals prior to entering into a Rule 10b5-1 trading plan, or any amendment, suspension or termination of a Rule 10b5-1 trading plan.

ITEM 11.     EXECUTIVE COMPENSATION
Compensation of Directors

Our directors who are affiliated with Invesco or the Adviser, who we refer to as executive directors, do not receive additional compensation for serving on the board of directors or committees thereof. Our board of directors periodically reviews the level and form of the compensation of our non-executive directors, including how such compensation relates to director compensation of companies of comparable size, industry and complexity. As a part of its review, the board of directors received a report from the Adviser on comparable non-executive director compensation practices and levels at companies of comparable size, industry and complexity.

In November 2022, the board of directors approved the below described compensation for its non-executive directors for the 2023 service period. For the 2023 service period, the annual retainer for our non-executive directors equaled $75,000, with a supplemental fee for the Audit Committee chair equal to $15,000. The board of directors approved 75% of the annual retainer to be paid in cash and the remaining 25% to be paid as an equity award. Each component was payable in quarterly installment in arrears:

Cash Fee	Annual cash fee in the amount of $56,250, payable in quarterly installments in arrears
Supplemental Audit Chair Fee	Additional annual fee in the amount of $15,000, payable in quarterly installments in arrears
Equity Award	Annual equity award in the form of shares of Class E common stock; 100% vested as of date of grant
In November 2023, the board of directors approved a change in the grant timing of the equity portion of the retainer for the 2024 service period from quarterly installments in arrears to annual grants in advance for the upcoming year of service, subject to a one-year vesting requirement.

Director Compensation Table
The following table sets forth the compensation paid to our non-executive directors during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
James H. Forson	$67,500	$43,635	$111,135
Paul E. Rowsey	$56,250	$39,487	$95,737
Ray Nixon	$56,250	$39,487	$95,737
R. David Kelly	$56,250	$39,487	$95,737
(1)Reflects fees earned during the year ended December 31, 2023. Fees earned during the year may be paid in a subsequent calendar year.
(2)Reflects the full grant date fair value of such equity awards, determined in accordance with U.S. generally accepted accounting principles. See the “Director Grant Fair Value Table” below for information on fair values on each grant date during 2023.

Director Grant Fair Value Table

The following table presents the grant date fair value for each equity award made to each non-executive director during the year ended December 31, 2023:

Name	February 1, 2023	May 1, 2023	August 1, 2023	November 1, 2023	November 16, 2023(1)	Total
James H. Forson(2)	$5,625	$5,625	$5,625	$5,625	$21,135	$43,635
Paul E. Rowsey	$4,687	$4,687	$4,687	$4,687	$20,737	$39,487
Ray Nixon	$4,687	$4,687	$4,687	$4,687	$20,737	$39,487
R. David Kelly	$4,687	$4,687	$4,687	$4,687	$20,737	$39,487
(1)Beginning in November 2023, equity awards changed from being granted on a quarterly basis to an annual basis. The shares granted on November 16, 2023 represent (1) the quarterly grant stub period from October 1, 2023 to November 15, 2023 of $2,385 for the audit chair and $1,987 for the other non-executive directors, which shares vested immediately, and (2) the annual grant of $18,750 for all non-executive directors for the 2024 service period that vests on the one-year anniversary of the award date.
(2)Includes portion of supplemental audit chair fee payable as an equity award for 2023 service period.
The board of directors approved non-executive director compensation for the 2024 service period as follows.

Cash Fee	Annual cash fee in the amount of $56,250, payable in quarterly installments in arrears
Supplemental Audit Chair Fee	Additional annual cash fee in the amount of $15,000, payable in quarterly installments in arrears
Supplemental Fee for the Lead Independent Director	Additional annual cash fee in the amount of $5,000, payable in quarterly installments in arrears
Equity Award	Annual equity award in the amount of $18,750 in the form of shares of Class E common stock. Equity awards are paid for service in advance and subject to a one-year vesting requirement.

We do not pay our directors additional fees for attending board of director meetings, but we reimburse each of our directors for actual and reasonable out-of-pocket expenses incurred in attending board of director and committee meetings (including, but not limited to, the cost of airfare, hotel and food). The shares of stock granted to our non-executive directors are granted pursuant to the terms and conditions of our equity incentive plan, which has been adopted by our board of directors and approved by our stockholders.

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
Although we do not pay our executive officers any cash compensation, we pay the Adviser the fees under the Advisory Agreement.
Compensation Committee Interlocks and Insider Participation
We do not have a compensation committee of our board of directors because we do not directly compensate our executive officers or reimburse the Adviser for their compensation. Our independent directors participate in the consideration of independent director compensation.
R. Scott Dennis, our Chairman, President and Chief Executive Officer, has served as a director of Invesco Commercial Real Estate Finance Trust, Inc. since 2022. Ms. Beth Zayicek, one of our directors and our Chief Operating Officer, has also served as a director of Invesco Commercial Real Estate Finance Trust, Inc. since 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 15, 2024, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2001 Ross Avenue, Suite 3400, Dallas, Texas 75201.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Executive Officers
R. Scott Dennis(1)	8,678	*
James H. Forson(4)	8,560	*
R. David Kelly(2)(4)	8,094	*
Paul S. Michaels(3)	36,849	*
J. Ray Nixon(4)	12,810	*
R. Lee Phegley, Jr	—	*
Paul E. Rowsey(4)	22,186	*
Beth A. Zayicek	4,339	*
All current executive officers and directors as a group (8 persons)	101,516	*
Beneficial Owner of More Than 5% of Outstanding Shares
Massachusetts Mutual Life Insurance Company	13,947,862	64%
Invesco Global Property Plus Fund	2,205,878	10%
Invesco Realty, Inc.	1,366,852	6%
* Represents less than 1%.

(1)Shares are owned by Dennis Family Partners, Ltd., a limited partnership which is indirectly owned by R. Scott Dennis and his wife and controlled by R. Scott Dennis.
(2)Includes 4,332 shares held by the Ralph David Kelly Revocable Trust, of which R. David Kelly is the grantor and trustee.
(3)Shares are owned by P&L Michaels Investments LLC, a limited liability company which is owned and controlled by Paul S. Michaels and his wife.
(4)As of March 15, 2024, with respect to each of the non-executive directors, 2,472 shares were unvested.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans under which shares of our common stock or other equity securities may be granted from time to time:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warranties, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	184,463
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	184,463

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

Certain Transactions with Related Persons
The Adviser
We are externally managed by our Adviser, Invesco Advisers, Inc. The Adviser is an indirect, wholly-owned subsidiary of Invesco, and the registered investment advisor for Invesco Real Estate.
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
Term and Termination Rights
The current term of the Advisory Agreement expires on December 31, 2024, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
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
Management Fee, Performance Participation Interest and Expense Reimbursements
Management Fee
As compensation for its services provided under the Advisory Agreement, we pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum payable monthly. In addition, we pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV.
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
Such allocations are made annually and accrue monthly. Distributions on the Performance Participation and Class N Performance Participation may be payable in cash, INREIT OP Class I units or INREIT OP Class E Units at the election of the Special Limited Partner. For the year ended December 31, 2023, the Special Limited Partner did not earn a performance participation interest.
Organization and Offering Expense Reimbursement
The Adviser advanced all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding selling commissions, dealer manager fees and stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of the advanced expenses ratably over the 60 months following such date. Additionally, we will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expense incurred subsequent to December 31, 2022.

Operating Expense Reimbursement
The Adviser advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. Additionally, we will reimburse the Adviser for any operating expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021.
The Adviser provided the first $825,000 in costs related to the DST Program and we are not required to reimburse the Advisor for the $825,000 that they covered. We will reimburse the Adviser for any expenses related to the DST Program that exceed $825,000.

Reimbursement of Expenses Incurred by Adviser
We will reimburse the Adviser, subject to the limitations described below under “—Reimbursement by the Adviser,” for all costs and expenses of the Adviser and its affiliates incurred on our behalf (excluding the organizational and offering expenses discussed above), provided that the Adviser will be solely responsible for any expenses related to any personnel of the Adviser who provide investment advisory services to us under the Advisory Agreement (including each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, such costs and expenses eligible for reimbursement include, without limitation, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (3) expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, (4) the compensation and expenses of our directors, (5) expenses relating to our compliance-related matters and regulatory filings relating to our activities, and (6) all fees, costs and expenses of non-investment advisory services rendered to us by the Adviser or its affiliates in accordance with terms of the Advisory Agreement, including, without limitation, salaries and the cost of employee benefit plans and insurance with respect to personnel of the Adviser.
During the year ended December 31, 2023, we recognized $1.0 million for total costs of support personnel, operational and travel expenses that were incurred by the Adviser.

Reimbursement by the Adviser

The Adviser will reimburse us for any expenses that cause our Total Operating Expenses, including any distributions made to the Special Limited Partner with respect to its performance participation interest in the Operating Partnership, in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

To the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs.
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
For the year ended December 31, 2023, our Total Operating Expenses were 0.55% and 21.20% of each of our Average Invested Assets and our Net Income, respectively. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.

During the year ended December 31, 2023, we incurred management fees of $1.7 million. The unpaid portion of these fees is accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K. During the year ended December 31, 2023, the Special Limited Partner did not earn a performance participation interest. As of December 31, 2023, the Adviser has advanced $9.4 million of general and administrative expenses and $7.6 million of organization and offering expenses on our behalf, which are accrued as a component of due to affiliates on our consolidated balance sheets in this Annual Report on Form 10-K.

Reimbursement of Expenses and Compensation Paid to Our Adviser and its Affiliates

During the year ended December 31, 2023, we paid the Adviser or its affiliates the following:

$ in thousands	December 31, 2023
Performance participation interest(1)	$3,977
Reimbursement of expenses advanced/incurred by the Adviser(2)	3,713
Management fee(3)	1,677
Upfront commissions and dealer manager fees	210
Stockholder servicing fee	97
DST program expenses	60
Total	$9,734
(1)The Special Limited Partner has elected to receive payment of the performance participation interest in Class E units of our Operating Partnership. The performance participation interest is payable on an annual basis. In February 2023, we issued 122,065 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2022 performance participation interest.
(2)This amount includes reimbursement of operating and offering expenses advanced by the Adviser as well as reimbursement of expenses incurred by the Adviser.
(3)During the year ended December 31, 2023, we issued 53,181 Class E shares to the Adviser as payment for management fees.
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

Captive Insurance Program

In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. The Adviser believes the captive insurance program will over time provide several benefits to the insured properties, including reducing the total cost of risk and managing the properties’ existing property risk retentions.

The captive insurance program currently manages the aggregate deductible first loss retention insurance position for the all risk property insurance that covers each of our properties and other real estate properties managed by the Adviser and its affiliates in the United States. No change is currently contemplated to the type or level of insurance maintained by the properties as a result of our participation in the captive insurance program, and all losses will continue to be subject to the current per incident deductible. In connection with our participation in the captive insurance program, the Company or its property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser.

We will be required to pay to the Mutual Insurance Company our pro rata share of the premium for the first loss retention insurance described above. The pro rata share of such premium and costs will be determined by a third party insurance advisor or consultant and is calculated for any policy period on a benchmark basis of the premium that would be payable by us with respect to the insurance provided to the Company and its subsidiaries under the captive insurance program if such insurance was obtained on a standalone basis from a third party insurer in the insurance market. The determination of the pro rata share of premium and costs to be borne by us and other participants is subject to adjustment upon disposition or acquisition of properties occurring during the policy period.

The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from the Company and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services.

As described above, the Adviser has established the captive insurance program with the expectation that the program will over time reduce the total cost of risk and more efficiently manage the existing property risk retention of the Company and other participants. The Adviser believes that the administrative costs of forming and operating the Mutual Insurance Company will be fully offset by such reduction in the total cost of risk. Nonetheless, there can be no assurance that the anticipated benefits and cost efficiencies of the captive insurance program described above will be obtained (or be sufficient to fully offset the administrative costs relating thereto).
Investment in Shares by Invesco Realty, Inc.
As of December 31, 2023, Invesco Realty, Inc. has invested $39.0 million in the Company. There were no purchases or repurchases that took place during the year ended December 31, 2023. Invesco Realty, Inc. may not submit the shares it purchases for repurchase pursuant to our share repurchase plan until the third anniversary of their purchase, and any such repurchase request may be accepted only after all requests from unaffiliated stockholders have been fulfilled. Invesco or its affiliate must continue to hold at least $200,000 in shares of our common stock for so long as Invesco or any affiliate thereof serves as our external adviser.
Investment in Shares by IGP+
Invesco Global Property Plus Fund (“IGP+”), a sub-fund of Invesco Global Real Estate Fund FCP-RAIF, which is managed by an affiliate of the Adviser, has invested $119.5 million in the Company. As of December 31, 2023, we have repurchased 1,605,082 Class E shares and Class I shares for $51.0 million which results in IGP+ having a net investment of $68.5 million. This investment represents greater than 10% ownership in the Company.
In addition, we have a co-investment with a subsidiary of IGP+. See “—Co-Investments with Affiliated Products” below for more information.

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
Fees Paid to Our Dealer Manager
During the year ended December 31, 2023, we paid $0.3 million of stockholder servicing fees, upfront selling commissions and upfront dealer manager fees to the Dealer Manager with respect to the outstanding Class T, Class S and Class D shares. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees, upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. For more information regarding our Dealer Manager fees related to the DST program, see “—DST Program Fees and Expenses” below.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 16 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Relationship with MassMutual

Massachusetts Mutual Life Insurance Company, or MassMutual, is a significant shareholder of Invesco and owns the majority of our outstanding common stock with 13,783,204 shares outstanding as of December 31, 2023. During the year ended December 31, 2023, we issued 259,880 shares of Class N common stock to MassMutual as part of the distribution reinvestment plan for a total of $7.9 million.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and has fully met its commitment as of December 31, 2023.
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
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph.

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

DST Program Fees and Expenses
In February 2023, we, through our operating partnership, initiated the DST Program to raise up to $3.0 billion in private placements exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder through the sale of beneficial interests to “accredited investors” in specific Delaware statutory trusts holding DST Properties, which may be sourced from our real properties or from third parties. Each DST Property will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a FMV Option giving it the right, but not the obligation, to acquire the Interests in the applicable DST from the investors any time after two years from the closing of the applicable DST Offering in exchange for OP Units or cash. After a one-year holding period, investors who acquire OP Units pursuant to the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the year ended December 31, 2023, we incurred upfront selling commissions, upfront dealer manager and placement fees of approximately $23,000.
An affiliate of Invesco currently receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the year ended December 31, 2023, we incurred organizational and offering expense reimbursement fees of approximately $37,000.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the year ended December 31, 2023, the Operating Partnership received closing cost reimbursements of approximately $37,000.
Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the year ended December 31, 2023, the expense incurred for management and investor servicing fees was less than $1,000.
Co-Investments with Affiliated Products
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
We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco and a majority owned subsidiary of IGP+. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.

Investment in Affiliated Fund
As of December 31, 2023, we have an investment of $27.7 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.

Related Party Transaction Policies

Our charter contains policies on transactions with affiliated persons. Under the charter, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction. In determining whether to approve or authorize a particular transaction with an affiliated person, the directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

For more information regarding our relationship with affiliated entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 16 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2023 and 2022:

$ in thousands	December 31, 2023	December 31, 2022
Audit fees	$867	$692
Audit-related fees	2	161
Tax fees	284	232
Total	$1,153	$1,085
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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-43 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F-1 of this Annual Report on Form 10-K.
(a)(3) Exhibits: Refer to the Exhibit Index starting on page 124 of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

10.1
Amended and Restated Advisory Agreement, dated November 10, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP, and Invesco Advisers, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 13, 2023 and incorporated herein by reference).

10.2
Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated January 25, 2023 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2023 and incorporated herein by reference).

10.3
Dealer Manager Agreement, dated May 11, 2021, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc. (filed as Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on May 12, 2021 and incorporated herein by reference).

10.4
Amendment to the Dealer Manager Agreement, dated August 15, 2022, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc. (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 24, 2023 and incorporated herein by reference).

10.5
Revolving Credit Agreement, dated as of January 22, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.7 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.6
Waiver and First Amendment to Revolving Credit Agreement, dated March 25, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A. (filed as Exhibit 10.15 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.7
Second Amendment to Revolving Credit Facility, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K on January 24, 2022 and incorporated herein by reference).

10.8
LIBOR Transition Amendment, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 24, 2022 and incorporated herein by reference).

10.9
Third Amendment to Revolving Credit Facility, dated February 1, 2023, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A. (filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on March 24, 2023 and incorporated herein by reference).

10.10
Fourth Amendment to Revolving Credit Agreement, dated September 8, 2023, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2023 and incorporated herein by reference).

10.11
Subscription Agreement, dated July 29, 2021, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021 and incorporated herein by reference).

10.12
Amendment No. 1 to Subscription Agreement, dated December 9, 2022, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2022 and incorporated herein by reference).

10.13
Valuation Services Agreement, dated January 30, 2019, by and between Invesco Real Estate Income Trust Inc. and Capright Property Advisors, LLC (filed as Exhibit 10.4 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.14
Amended and Restated Valuation Services Agreement, dated May 12, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco Advisers, Inc. and Chatham Financial Corp. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2023 and incorporated herein by reference).

10.15
DST Dealer Manager Agreement, dated January 25, 2023, by and among Invesco Real Estate Exchange LLC, Invesco REIT Operating Partnership LP and Invesco Distributors, Inc. (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2023 and incorporated herein by reference).

10.16
Trademark Sublicense Agreement, by and among Invesco Real Estate Income Trust Inc., Invesco Advisers, Inc. and Invesco REIT Operating Partnership LP (filed as Exhibit 10.3 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.17
Exchange and Registration Rights Agreement, dated August 7, 2020, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.6 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Company

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of Vida JV LLC & Subsidiaries as of and for the years ended December 31, 2023 and December 31, 2022

101
The following financial information from Invesco Real Estate Income Trust Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity and Redeemable Common Stock, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

INVESCO REAL ESTATE INCOME TRUST INC.

March 22, 2024	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board, President and Chief Executive Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 22, 2024	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board, President and Chief Executive Officer (principal executive officer)

March 22, 2024	/s/ R. Lee Phegley
Date	R. Lee Phegley Chief Financial Officer (principal financial officer and principal accounting officer)

March 22, 2024	/s/ Beth A. Zayicek
Date	Beth A. Zayicek Director

March 22, 2024	/s/ Paul S. Michaels
Date	Paul S. Michaels Director

March 22, 2024	/s/ James H. Forson
Date	James H. Forson Independent Director

March 22, 2024	/s/ R. David Kelly
Date	R. David Kelly Independent Director

March 22, 2024	/s/ Paul E. Rowsey
Date	Paul E. Rowsey Independent Director

March 22, 2024	/s/ Ray Nixon
Date	Ray Nixon Independent Director

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Real Estate Income Trust Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invesco Real Estate Income Trust Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in equity and redeemable equity instruments and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 22, 2024

We have served as the Company’s auditor since 2019.

Invesco Real Estate Income Trust Inc.
Consolidated Balance Sheets

$ in thousands, except share amounts	December 31, 2023	December 31, 2022
ASSETS
Investments in real estate, net	$685,603	$759,461
Investments in unconsolidated entities	121,319	127,360
Investments in commercial loans, at fair value	34,626	21,800
Investments in real estate-related securities, at fair value	28,030	23,512
Investment in affiliated fund, at fair value	27,717	14,969
Intangible assets, net	20,730	26,018
Cash and cash equivalents	36,046	39,888
Restricted cash	7,326	5,354
Other assets	11,367	20,796
Total assets	$972,764	$1,039,158

LIABILITIES
Mortgages payable, net	$336,744	$374,733
Financing obligation, net	53,752	53,752
Revolving credit facility	—	9,000
Due to affiliates	21,994	22,952
Accounts payable, accrued expenses and other liabilities	17,989	12,430
Total liabilities	430,479	472,867

Commitments and contingencies (See Note 18)	—	—

Class N redeemable common stock, $0.01 par value per share, 13,783,204 and 13,523,324 shares issued and outstanding, respectively	405,479	432,604
Redeemable non-controlling interest in INREIT OP	5,658	2,797

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 613,405 and 449,680 shares issued and outstanding, respectively	6	4
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 528,268 and 351,856 shares issued and outstanding, respectively	5	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 832,598 and 604,538 shares issued and outstanding, respectively	8	6
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,332,740 and 3,764,505 shares issued and outstanding, respectively	43	38
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,190,589 and 1,827,018 shares issued and outstanding, respectively	12	18
Additional paid-in capital	214,297	167,611
Accumulated deficit and cumulative distributions	(118,388)	(66,856)
Total stockholders' equity	96,024	100,866
Non-controlling interests in consolidated joint ventures	35,124	30,024
Total equity	131,148	130,890
Total liabilities, redeemable equity instruments and equity	$972,764	$1,039,158
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Operations

$ in thousands, except share and per share amounts	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenues
Rental revenue	$62,374	$53,860	$12,962
Income from commercial loans	4,439	1,399	—
Other revenue	3,193	2,854	622
Total revenues	70,006	58,113	13,584
Expenses
Rental property operating	25,651	21,052	4,296
General and administrative	4,836	5,695	4,047
Management fee – related party	1,720	1,026	28
Performance participation interest – related party	—	3,977	3,280
Depreciation and amortization	25,491	41,015	10,457
Total expenses	57,698	72,765	22,108
Other income (expense), net
Income from unconsolidated entities, net	1,908	8,367	3,148
Income (loss) from real estate-related securities, net	1,027	(2,127)	(39)
Net gain from disposition of investment in real estate	54	—	—
Debt extinguishment charges	(632)	—	—
Income (loss) from investment in affiliated fund, net	493	(31)	—
Gain on derivative instruments, net	1,662	6,679	—
Unrealized loss on commercial loans	(181)	—	—
Impairment loss on investments in real estate	(7,924)	—	—
Interest income	111	—	—
Interest expense	(27,265)	(16,041)	(2,977)
Other expense	(346)	(94)	(9)
Total other income (expense), net	(31,093)	(3,247)	123
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(18,785)	$(17,899)	$(8,401)
Dividends to preferred stockholders	$(8)	$(8)	$(8)
Net loss attributable to non-controlling interests in consolidated joint ventures	1,673	1,437	25
Net loss attributable to non-controlling interest in INREIT OP	82	502	—
Net loss attributable to common stockholders	$(17,038)	$(15,968)	$(8,384)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.82)	$(1.00)	$(1.21)
Weighted average shares of common stock outstanding, basic and diluted	20,883,401	15,976,374	6,921,009
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Changes in Equity and Redeemable Equity Instruments

$ in thousands, except per share/unit data	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2020	$41	$—	$—	$—	$—	$—	$4	$9,276	$(4,089)	$5,232	$—	$5,232	$83,194	$—
Issuance of common stock, net of offering costs	—	—	—	—	—	20	18	108,774	—	108,812	—	108,812	187,336	—
Distribution reinvestment	—	—	—	—	—	—	—	106	—	106	—	106	—	—
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—	—	(70,000)	—
Share-based compensation	—	—	—	—	—	—	—	78	—	78	—	78	—	—
Net loss	—	—	—	—	—	—	—	—	(8,376)	(8,376)	(25)	(8,401)	—	—
Exchange of common stock	—	2	2	2	2	2	(10)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock distributions ($1.6564 gross per share/unit)	—	—	—	—	—	—	—	—	(11,677)	(11,677)	—	(11,677)	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	4,127	4,127	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(31)	(31)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(24,137)	—	(24,137)	—	(24,137)	24,137	—
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Issuance of common stock, net of offering costs	—	2	2	4	19	1	8	109,101	—	109,137	—	109,137	201,866	—
Distribution reinvestment	—	—	—	—	—	—	—	575	—	575	—	575	—	—
Common stock repurchased	—	—	—	—	(3)	(5)	—	(25,192)	—	(25,200)	—	(25,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	78	—	78	—	78	—	—
Net loss	—	—	—	—	—	—	—	—	(15,960)	(15,960)	(1,437)	(17,397)	—	(502)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock and INREIT OP unit distributions ($1.6807 gross per share/unit)	—	—	—	—	—	—	—	—	(26,738)	(26,738)	—	(26,738)	—	(163)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	27,425	27,425	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	1,274	1,274	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,309)	(1,309)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(11,048)	—	(11,048)	—	(11,048)	10,866	182
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797

$ in thousands, except per share/unit data	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Issuance of common stock, net of offering costs	—	2	1	2	11	1	—	51,412	—	51,429	—	51,429	(6)	—
Distribution reinvestment	—	—	—	—	—	—	—	1,339	—	1,339	—	1,339	7,884	—
Common stock repurchased	—	—	—	—	(6)	(7)	—	(40,663)	—	(40,676)	—	(40,676)	—	(1,187)
Share-based compensation	—	—	—	—	—	—	—	98	—	98	—	98	—	—
Net loss	—	—	—	—	—	—	—	—	(17,030)	(17,030)	(1,673)	(18,703)	—	(82)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock and INREIT OP unit distributions ($1.6657 gross per share/unit)	—	—	—	—	—	—	—	—	(34,494)	(34,494)	—	(34,494)	—	(350)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	7,978	7,978	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,205)	(1,205)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,977
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	34,500	—	34,500	—	34,500	(35,003)	503
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658

See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows

$ in thousands	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(18,785)	$(17,899)	$(8,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee – related party	1,720	1,026	28
Performance participation interest – related party	—	3,977	3,280
Income from unconsolidated entities, net	(1,908)	(8,367)	(3,148)
Impairment of investments in real estate	7,924	—	—
Depreciation and amortization	25,491	41,015	10,457
Share-based compensation	98	78	78
Straight-line rents	(1,137)	(1,328)	(517)
Amortization of below-market lease intangibles	(397)	(366)	(195)
Amortization of above-market lease intangibles	176	165	26
Amortization of deferred financing costs	1,938	1,495	700
Net gain from disposition of real estate	(54)	—	—
(Income) loss from investment in affiliated fund, net	(493)	31	—
Unrealized loss (gain) on real estate-related securities, net	(1,015)	3,003	168
Unrealized loss on commercial loans	181	—	—
Realized and unrealized loss (gain) on derivative instruments, net	4,560	(6,679)	—
Distributions of earnings from investments in unconsolidated entities	3,087	7,178	1,830
Realized loss on sale of real estate-related securities	1,927	235	5
Other items	633	807	63
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(630)	3,306	(351)
Increase in due to affiliates	702	1,899	4,503
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,799)	1,538	1,078
Net cash provided by operating activities	20,219	31,114	9,604
Cash flows from investing activities:
Acquisitions of real estate	—	(367,219)	(401,106)
Proceeds from disposition of real estate	61,523	—	—
Distribution from affiliated fund	2,197	—	—
Investments in unconsolidated entities	(3,780)	(11,868)	(29,630)
Proceeds from unconsolidated entities	4,562	—	—
Investment in affiliated fund	(15,000)	(15,000)	—
Redemption of investment in affiliated fund	547	—	—
Origination of commercial loans	(13,007)	(21,800)	—
Pre-acquisition deposits	—	—	(3,390)
Capital improvements to real estate	(9,508)	(1,951)	(2,758)
Purchase of real estate-related securities	(15,960)	(17,354)	(14,079)
Proceeds from sale of real estate-related securities	10,815	3,291	2,864
Distributions of capital from investments in unconsolidated entities	4,080	982	4,948
Net cash provided by (used in) investing activities	26,469	(430,919)	(443,151)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	—	201,888	187,475
Repurchase of redeemable common stock	—	(4,795)	(70,000)
Proceeds from issuance of common stock	51,993	110,396	111,986
Offering costs paid	(97)	(92)	—
Repurchase of common stock and OP units	(36,405)	(25,200)	—
Subscriptions received in advance	3,503	1,842	250
Proceeds from revolving credit facility	36,100	182,500	135,500
Repayment of revolving credit facility	(45,100)	(249,000)	(127,700)
Borrowings from mortgages payable	5,411	215,124	163,500
Payments of mortgages payable	(45,000)	—	—
Debt extinguishment charges	225	—	—
Borrowing from financing obligation	—	—	54,000
Sale of derivative instruments	290	—	—

Purchase of derivative instruments	(323)	(2,666)	—
Payment of deferred financing costs	(629)	(2,987)	(3,138)
Contributions from non-controlling interests	7,978	6,237	4,127
Distributions to non-controlling interests	(1,205)	(1,309)	(31)
Sale of interest to non-controlling interest	—	22,462	—
Preferred stock dividends	(8)	(8)	(8)
Common stock and INREIT OP unit distributions	(25,291)	(24,844)	(10,633)
Net cash (used in) provided by financing activities	(48,558)	429,548	445,328

Net change in cash and cash equivalents and restricted cash	(1,870)	29,743	11,781
Cash and cash equivalents and restricted cash, beginning of period	45,242	15,499	3,718
Cash and cash equivalents and restricted cash, end of period	$43,372	$45,242	$15,499

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$36,046	$39,888	$13,754
Restricted cash	7,326	5,354	1,745
Total cash and cash equivalents and restricted cash	$43,372	$45,242	$15,499
Supplemental disclosures:
Interest paid	$26,399	$13,187	$1,743
Non-cash investing and financing activities:
Unsettled trade payable	$—	$—	$904
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$—	$1,224	$1,042
Transfer of assets and liabilities in conjunction with disposition of real estate, net	$(228)	$—	$—
Issuance of Class E OP Units to non-controlling interests	$3,977	$3,280	$—
Issuance of Class E shares for payment of management fees	$1,677	$761	$—
Accrued capital expenditures	$117	$248	$492
Distributions payable	$2,980	$2,378	$1,440
Accrued offering costs due to affiliates	$2,150	$1,950	$3,313
Distribution reinvestment	$9,223	$575	$107
Accrued common stock repurchases	$5,458	$—	$—
Adjustment to carrying value of redeemable common stock	$(34,500)	$11,048	$24,137

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
We were incorporated in October 2018 as a Maryland corporation and commenced real estate operations in September 2020. We qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2020. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment advisor and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), a leading independent global investment management firm.
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
In February 2023, we, through our Operating Partnership, initiated a private placement program (the “DST Program”) to issue and sell up to $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”), which may be sourced from our real properties or from third parties.
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

Revision of Previously Issued Financial Statements
During the third quarter of 2023, we identified errors in Note 20 — “Segment Reporting” in the summary of our financial results by segment tables in the previously filed 2022 and 2021 annual consolidated financial statements and unaudited quarterly condensed consolidated financial statements for each of the quarterly periods of 2022, 2021 and for the first two quarterly periods of 2023. The prior period errors impacted income from unconsolidated investments, net, segment net operating income and segment depreciation and amortization for the healthcare and corporate and other sectors. The errors identified did not impact the consolidated or condensed consolidated balance sheets, statement of operations, statements of changes in equity and redeemable equity instruments or the statements of cash flows in any prior period. We concluded that the errors are not material to each of the annual consolidated financial statements which were included in our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 and our interim report on Form 10-Q for each of the quarterly periods in 2022, 2021 and for the quarters ended March 31, 2023 and June 30, 2023. We have revised the summary of our financial results by segment in Note 20 — “Segment Reporting” for the previous periods included in this filing on Form 10-K and will correct any prior period segment disclosures for these errors as they are presented in future periodic filings.
The following changes have been made to our financial results by segment tables:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
$ in thousands	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income from unconsolidated investments, net	$27,585	$(9,475)	$18,110	$23,209	$(11,498)	$11,711
Segment net operating income	$62,488	$(9,475)	$53,013	$32,458	$(11,498)	$20,960
Segment depreciation and amortization	$(60,233)	$9,475	$(50,758)	$(30,518)	$11,498	$(19,020)
Segment income from unconsolidated entities	$27,585	$(9,475)	$18,110	$23,209	$(11,498)	$11,711
Depreciation and amortization attributable to unconsolidated entities	$(19,218)	$9,475	$(9,743)	$(20,061)	$11,498	$(8,563)
Consolidation
We consolidate entities in which the Company has a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs in Note 14 — “Variable Interest Entities.”
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

Fair Value Measurements
Valuation of Assets and Liabilities Carried at Fair Value
Our investments in real estate-related securities, commercial loans, an affiliated fund and derivative financial instruments are reported at fair value. We generally determine the fair value of these investments, other than our investment in an affiliated fund, by utilizing third-party pricing services and broker-dealer quotations on the basis of last available bid price. We determine the fair value of our investment in the affiliated fund using NAV as a practical expedient. Cost approximates fair value for all other assets and liabilities.
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
Our commercial loan investments are unlikely to have a readily available market quotation. Thus, we determine the initial value based on the par value of the originated investment. Following the initial measurement, we will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. See Note 5 — “Investments in Commercial Loans” for additional information.
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
Restricted Cash
As of December 31, 2023, our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether each acquisition qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the acquisition is not a business, we account for the transaction as an asset acquisition. As of December 31, 2023, we have accounted for all of our property acquisitions as asset acquisitions.

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

We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates a property’s value may be impaired. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less costs to sell if classified as held-for-sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. During the year ended December 31, 2023, the Company recognized $6.2 million of impairment charges on a held and used property. Refer to Note 3 — “Investments in Real Estate, net” for additional details of the impairment. We did not record any impairment losses for the years ended December 31, 2022 and 2021.
Properties Held-For-Sale
We classify the assets related to real estate investments as held-for-sale when a sale is probable to occur within one year. We consider a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit and there are limited contingencies to closing. We record held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. At the time the real estate investment is classified as held-for-sale, no additional depreciation will be recorded for the held-for-sale investment. During the year ended December 31, 2023, the Company recognized $1.7 million of impairment charges related to held-for-sale real estate investments. Refer to Note 3 — “Investments in Real Estate, net” for additional details of the impairment. No impairments related to held-for-sale real estate investments occurred during the years ended December 31, 2022 and 2021. As of December 31, 2023 and 2022, we did not have any real estate investments classified as held-for-sale.
Investments in Unconsolidated Entities
We account for our investments in unconsolidated entities under the equity method of accounting. Under the equity method of accounting, we record our initial investment in an unconsolidated entity at cost and subsequently adjust the cost for our share of the unconsolidated entity's income or loss and cash contributions and distributions each period. We evaluate the carrying amount of our investment in an unconsolidated real estate entity for potential indicators of impairment if the carrying amount of our investment exceeds its fair value. We record an impairment charge when we determine an impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment can require us to exercise significant judgment. We did not record any impairment losses on our investments in unconsolidated entities for the years ended December 31, 2023, 2022 and 2021.
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
See additional information on investments in unconsolidated entities at Note 4 — “Investments in Unconsolidated Entities” as well as Note 14 — “Variable Interest Entities” for our investments in unconsolidated entities that are VIEs.
Investments in Commercial Loans
We have originated floating rate mezzanine loans and elected the fair value option. At our election, the investments in commercial loans are stated at fair value and were initially valued at the face amount of the loan funding. Subsequently, the commercial loans are valued at least quarterly by an independent third-party valuation firm with additional oversight being performed by the Adviser’s internal valuation department. The value is based on market factors, such as market interest rates and spreads for comparable loans, the performance of the underlying collateral (such as the loan-to-value ratio and the cash flow of the underlying collateral) and the credit quality of the borrower. Unrealized gains and losses are recorded as a component of unrealized gain (loss) on investments in commercial loans on our consolidated statements of operations.
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
Derivative Financial Instruments
We use derivative financial instruments such as interest rate caps and swaps to manage risks from increases in interest rates. We record all derivatives at fair value on our consolidated balance sheets. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded as a component of net gain on derivative instruments, net in our consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our consolidated balance sheets at fair value. We have elected to classify the purchase and sale of interest rate derivative instruments as financing activities on our consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Cash receipts or payments that are attributed to contractual interest earned or incurred on derivative instruments are classified as cash flows from operating activities on our consolidated statements of cash flows.
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
We report our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP on our consolidated balance sheets at redemption value. The redemption value is determined as of our balance sheet date based on our net asset value (“NAV”) per share of Class N common stock or per unit of Class E units, as applicable. NAV is equivalent to GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation; accumulated depreciation and amortization; impairment of investments in real estate; straight-line rent receivable and other assets. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. We will limit any adjustment to the carrying amount of the redeemable equity instruments so as to not reduce the carrying amount below the initial amount reported as Class N redeemable common stock or redeemable non-controlling interest in INREIT OP, as applicable.
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
Our contracts may contain nonlease components (e.g., charges for management fees, common area maintenance and reimbursement of third-party maintenance expenses) in addition to lease components (i.e., monthly rental charges). Services related to nonlease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. We do not segregate the lease components from the nonlease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and nonlease components are reported as rental revenues in the accompanying consolidated statements of operations.
Income from Commercial Loans
Income from commercial loans consist of income from interest earned and recognized based upon the principal amount outstanding and the contracted interest rate along with origination fees, which are reported as income from commercial loans on our consolidated statements of operations. We recognize interest income from the commercial loans when earned and deemed collectible, or until the loan becomes past due based on the terms of the loan agreement. Any related origination fees or costs on real estate debt for which we have elected the fair value option are recognized immediately in earnings.
The accrual of interest income on a commercial loan is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual commercial loan”), unless the loan is well-secured and is in the process of collection. Interest income received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance and is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months. As of December 31, 2023, we did not have a commercial loan in nonaccrual status.

Income (Loss) from Investment in Affiliated Fund, Net
Our ownership interests in an affiliated fund is accounted for using the equity method of accounting. We have chosen to make a fair value election with respect to this investment. As a result, income or losses recognized from the investment are recorded in income (loss) from investment in affiliated fund, net on our consolidated statements of operations. Income (loss) from investment in affiliated fund, net is based on changes in the fair value of our investment, which is determined using the affiliated fund’s NAV as a practical expedient. See Note 13 — “Fair Value Measurements” and Note 16 — “Related Party Transactions” for further information about our investment in affiliated fund.
Income Taxes
We qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2020. To maintain our REIT qualification, we must meet a number of organizational and operating requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT.
We may elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. Revenues related to self-storage unrelated business taxable income (“UBTI”) and revenue from our investments in operating companies are recorded in the TRS along with any corresponding expenses. We account for applicable income taxes by utilizing the asset and liability method. As such, we record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.
For the years ended December 31, 2023, 2022 and 2021, we recorded a net tax expense of $0.3 million, $0.1 million and approximately $48,000, respectively, located within other expense on our consolidated statements of operations. As of December 31, 2023 we have a deferred tax asset of approximately $24,000, which is offset by a full valuation allowance. As of December 31, 2022, we recorded a deferred tax asset of approximately $3,000. Deferred tax assets and valuation allowances are recorded within other assets on our consolidated balance sheets. As of December 31, 2023, our tax years 2020 through 2023 remain subject to examination by the United States tax authorities.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share (“EPS”) by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. All classes of common stock are allocated net earnings (loss) at the same rate per share and receive the same gross distribution per share. We calculate diluted EPS considering the effect of dilutive instruments, such as unvested restrictive stock awards, by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period.
As of December 31, 2023, 2022 and 2021, the effects of dilutive instruments on basic and diluted EPS were not material to our consolidated financial statements.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of time-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of the agreement between us and the Adviser (the “Advisory Agreement”); however, as of December 31, 2023, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 12 — “Equity and Redeemable Non-controlling Interest” for additional information regarding share-based compensation.
Share-based compensation arrangements may include options, stock appreciation rights, restricted stock and other share-based awards. We recognize compensation expense related to share-based awards to our independent directors in our consolidated financial statements based on the fair value of the award on the date of grant.

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied on a retrospective basis and early adoption is permitted. We are currently evaluating the impact of these amendments on our disclosures.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	December 31, 2023	December 31, 2022
Building and improvements	$563,958	$612,374
Land and land improvements	148,411	158,191
Furniture, fixtures and equipment	11,349	11,514
Total	723,718	782,079
Accumulated depreciation	(38,115)	(22,618)
Investments in real estate, net	$685,603	$759,461
Acquisitions
There were no properties acquired during the year ended December 31, 2023. The following table details the properties acquired during the year ended December 31, 2022:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Capital Park 2919 (f/k/a Grove City Industrial)	95%	1	Industrial	January 2022	$28,030
Cortlandt Crossing	100%	1	Grocery-anchored retail	February 2022	65,553
3101 Agler (f/k/a 3101 Agler Road)	95%	1	Industrial	March 2022	20,503
Earth City 13330 (f/k/a Earth City Industrial)	95%	1	Industrial	March 2022	37,418
University Parkway Storage (f/k/a Winston-Salem Self-Storage)	100%	1	Self-storage	April 2022	12,154
Everly Roseland(2)	57%	1	Multifamily	April 2022	162,023
Bend Self-Storage Portfolio (f/k/a Bend Self-Storage)	100%	2	Self-storage	June 2022	18,078
Clarksville Self-Storage Portfolio (f/k/a Clarksville Self-Storage)	100%	3	Self-storage	July 2022	24,529
		11			$368,288
(1)Purchase price includes acquisition-related costs.
(2)In April 2022, we acquired a 95% consolidated interest in Everly Roseland (f/k/a Everly Roseland Apartments). In May 2022, we sold 40% of our 95% interest in the Everly Roseland to an affiliate of Invesco. We continue to consolidate the property subsequent to the sale due to our controlling financial interest.

The following table summarizes the allocation of the total cost for properties acquired during the year ended December 31, 2022:

For the Year Ended December 31,
$ in thousands	2022
Building and improvements	$244,921
Land and land improvements	93,949
Lease intangibles(1)	26,088
Capitalized tax abatement(2)	1,666
Furniture, fixtures and equipment	2,263
Above-market lease intangibles	629
Below-market lease intangibles	(1,228)
Total purchase price(3)	$368,288
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with expiration date of December 31, 2031. We are amortizing the tax abatement over the remaining useful life as a component of property operating expenses in the consolidated statements of operations.
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
Dispositions
On November 8, 2023, we sold Cortona at Forest Park (f/k/a Cortona Apartments), a property in the multifamily segment, to an unaffiliated third party for $62.0 million. After repaying the mortgage associated with the property, we received proceeds of $15.7 million and recorded a net gain from disposition of real estate of $0.1 million in our consolidated statements of operations.
Impairment
During the year ended December 31, 2023, we recognized an aggregate of $7.9 million of impairment charges We recognized impairment of $1.7 million related to Cortona at Forest Park at the time the asset was classified as held-for-sale, as the carrying amount exceeded the fair value, which was based on the estimated sales price, less estimated closing costs. The remaining impairment of $6.2 million was related to an office property in which the current expectation was more likely than not that the investment would be sold significantly before the end of its previously estimated hold period. Of the $6.2 million impairment charge, $5.8 million was allocated to investments in real estate, net, $0.5 million was allocated to in-place lease intangibles and leasing commissions within intangible assets, net and $0.2 million was allocated to below-market lease intangibles within accounts payable, accrued expenses and other liabilities. The fair value of the investment was determined using the income approach based on future assumptions of cash flows. As the fair value inputs are unobservable, the significant inputs used to value the investment are classified as Level 3. Refer to Note 13 — “Fair Value Measurements” for additional information on Level 3 inputs.
We did not recognize any impairment charges during the years ended December 31, 2022 and 2021.
4.Investments in Unconsolidated Entities
As of December 31, 2023, we held five investments in unconsolidated entities for an aggregate investment balance of $121.3 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.

Our investments in unconsolidated entities as of December 31, 2023 and 2022 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	2023	2022
Vida JV LLC(2)	42.5%	$72,234	$79,478
San Simeon Preferred Equity(3)	—	27,488	25,516
PTCR Holdco, LLC(4)	—	8,484	8,129
Retail GP Fund(5)	4.5% - 13.5%	13,150	14,237
Homestead Communities, LLC (6)	50%	(37)	—
Total		$121,319	$127,360
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of December 31, 2023 and 2022, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of December 31, 2023 and 2022, Vida JV LLC owned a portfolio of twenty separate medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity (f/k/a San Simeon Holdings)”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year options that would extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The original mandatory redemption was due to occur on December 15, 2023. However, on December 15, 2023, San Simeon Preferred Equity exercised the first extension option which makes our preferred membership interest mandatorily redeemable on December 15, 2024. The common member of San Simeon has one remaining one-year extension. As of December 31, 2023, the investment yields a preferred return rate of 7.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
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

Our share of the unconsolidated entities’ income (loss) for the years ended December 31, 2023, 2022 and 2021 were as follows:

$ in thousands		INREIT’s Share of Unconsolidated Entities' Income (Loss)
Entity	Ownership Percentage	2023	2022	2021
Vida JV LLC	42.5%	$(3,165)	$4,591	$920
San Simeon Preferred Equity	—	3,027	2,603	1,996
PTCR Holdco, LLC	—	1,068	1,083	189
Retail GP Fund	4.5% - 13.5%	1,422	90	43
Homestead Communities, LLC	50%	(444)	—	—
Total		$1,908	$8,367	$3,148

The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	December 31, 2023			December 31, 2022
$ in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$391,584	$(222,238)	$169,346	$407,405	$(220,573)	$186,832
San Simeon Preferred Equity	$128,759	$(77,428)	$51,331	$123,664	$(76,583)	$47,081
Other	$507,962	$(281,256)	$226,706	$595,006	$(284,118)	$310,888
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
$ in thousands	Revenue	Net income (loss)	Revenue	Net income	Revenue	Net income
Vida JV LLC	$37,383	$(7,886)	$37,171	$11,204	$36,100	$2,207
San Simeon Preferred Equity	10,532	1,737	9,979	2,397	8,517	1,663
Other	74,173	1,105	66,714	33,955	36,418	4,244
Total	$122,088	$(5,044)	$113,864	$47,556	$81,035	$8,114
5.Investments in Commercial Loans
As of December 31, 2023 and 2022, we have the following investments in commercial loans:

				Current Principal Balance		Fair Value
$ in thousands	Origination Date	Loan Type	Interest Rate(1)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	12.57%	$21,800	$21,800	$21,689	$21,800	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.36%	13,007	—	12,937	—	2/9/2025
Total				$34,807	$21,800	$34,626	$21,800
(1)Represents the interest rate as of period end. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We began investing in commercial loans in 2022. We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the years ended December 31, 2023 and 2022, we recognized interest income and loan origination fee income from our investments in commercial loans of $4.4 million and $1.4 million, respectively, in our consolidated statements of operations. For the year ended December 31, 2023, we recorded an unrealized loss on commercial loans of $0.2 million. For the year ended December 31, 2022, we did not record an unrealized gain or loss on the commercial loans as the outstanding par value approximated fair value as of December 31, 2022.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related debt securities by asset type:

	December 31, 2023
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,202	$(1,160)	$24,042	$(741)	$23,301	7.26%	2/13/2039
Preferred stock of REITs	N/A	N/A	2,107	(171)	1,936	6.71%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,241)	2,793	5.51%	N/A
Total	$25,202	$(1,160)	$30,183	$(2,153)	$28,030

	December 31, 2022
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$16,123	$(419)	$15,704	$(1,816)	$13,888	7.96%	11/16/2039
Corporate debt	4,978	(144)	4,834	(339)	4,495	5.15%	7/11/2025
Preferred stock of REITs	N/A	N/A	2,107	(267)	1,840	7.06%	N/A
Common stock of REITs	N/A	N/A	4,034	(745)	3,289	4.68%	N/A
Total	$21,101	$(563)	$26,679	$(3,167)	$23,512
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	December 31, 2023
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(32,085)	$14,884
Leasing commissions	5,768	(1,506)	4,262
Above-market lease intangibles	1,951	(367)	1,584
Total intangible assets, net	$54,688	$(33,958)	$20,730

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(956)	$1,770
Total intangible liabilities, net	$2,726	$(956)	$1,770

	December 31, 2022
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,366	$(28,038)	$19,328
Leasing commissions	5,774	(844)	4,930
Above-market lease intangibles	1,951	(191)	1,760
Total intangible assets, net	$55,091	$(29,073)	$26,018

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,904	$(560)	$2,344
Total intangible liabilities, net	$2,904	$(560)	$2,344

The estimated future amortization of our intangibles for each of the next five years and thereafter as of December 31, 2023 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2024	$2,523	$630	$176	$(361)
2025	2,110	612	176	(361)
2026	2,073	610	176	(361)
2027	1,726	531	176	(274)
2028	1,593	496	176	(222)
Thereafter	4,859	1,383	704	(191)
Total	$14,884	$4,262	$1,584	$(1,770)
8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	December 31, 2023	December 31, 2022
Derivative instruments	$4,818	$9,345
Deferred rent	2,994	1,857
Capitalized tax abatement, net(1)	1,363	8,166
Prepaid expenses	713	581
Receivables, net	688	472
Other	791	375
Total	$11,367	$20,796
(1)We obtained tax abatements in conjunction with our purchases of the Cortona at Forest Park and 3101 Agler properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations. On November 8, 2023, Cortona at Forest Park was sold and as of the sale date, the tax abatement is no longer an asset on our consolidated balance sheets and we are no longer amortizing the tax abatement related to Cortona at Forest Park. As of December 31, 2023, accumulated amortization of the remaining capitalized tax abatement was $0.3 million.

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
The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swaps as of December 31, 2023 and 2022:

	December 31, 2023
$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$178,500	$2,601	$3,320	2.64%	1.14
Interest rate swap	1	52,500	N/A	1,498	2.73%	3.33
Total	5	$231,000	$2,601	$4,818

	December 31, 2022
$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$198,500	$2,666	$7,167	2.13%	1.81
Interest rate swap	1	52,500	N/A	2,178	2.73%	4.33
Total	5	$251,000	$2,666	$9,345
(1)The notional amount represents the amount of the mortgage note and revolving credit facility borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our consolidated balance sheets. For the year ended December 31, 2023, we reported a decrease in fair value of $4.5 million. For the year ended December 31, 2022, we reported an increase in fair value of $6.7 million. These changes are included as a component of gain on derivative instruments, net in our consolidated statements of operations. There were no derivative instruments as of December 31, 2021.

9.Borrowings
Revolving Credit Facility
The following is a summary of the revolving credit facility:

$ in thousands			Maximum Facility Size(3)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date(2)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revolving Credit Facility	S + applicable margin(1)	9/5/2025	$150,000	$150,000	$—	$9,000
(1)The term “S” refers to the relevant floating benchmark rate, Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (1) federal funds rate plus 0.5%, (2) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate” or (3) SOFR with an interest period of one month plus 1.0%, or (4) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. In September 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. The amendment extended the maturity date to September 6, 2024 and grants an option to extend the term to September 5, 2025, subject to certain conditions. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.64% and 3.18%, respectively.
(2)The maturity date presented is the extended maturity date. The current maturity date is September 6, 2024 and the amendment grants an option to extend the term to September 5, 2025, subject to certain conditions.
(3)As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. As of December 31, 2023, the borrowing capacity on the Revolving Credit Facility was $82.5 million. The borrowing capacity is less than the difference between the maximum facility size and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of December 31, 2023, we were in compliance with all loan covenants in our revolving credit facility agreement.
Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands				Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Maximum Principal Amount	December 31, 2023	December 31, 2022
Cortona at Forest Park(2)	S + applicable margin(2)	6/1/2028	$45,000	$—	$45,000
Bixby Kennesaw	S + applicable margin(3)	9/24/2026	53,000	53,000	53,000
The Carmin (f/k/a Tempe Student Housing)	S + applicable margin(4)	1/1/2025	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	39,660	39,660	39,660
Everly Roseland	S + applicable margin(5)	4/28/2027	113,500	110,874	105,463
Midwest Industrial Portfolio	4.44% and S + applicable margin(6)	7/5/2027	70,000	70,000	70,000
Total mortgages payable				339,034	378,623
Deferred financing costs, net				(2,290)	(3,890)
Mortgages payable, net				$336,744	$374,733
(1)The term “S” refers to the relevant floating benchmark rate, Secured Overnight Financing Rate (“SOFR”).
(2)On November 8, 2023, the Cortona at Forest Park was sold and the mortgage note secured by the property was paid in full at the time of sale. We incurred debt extinguishment charges of $0.6 million in connection with the early repayment of the mortgage note. At the time of the sale, the mortgage note carried interest at the greater of (a) 2.65% or (b) the sum of 2.51% plus SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 7.35% and 3.82%, respectively.
(3)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.71% plus (ii) SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.62% and 3.18%, respectively.
(4)The mortgage note secured by The Carmin bears interest at 1.75% plus SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.52% and 2.78%, respectively.

(5)The mortgage note secured by Everly Roseland bears interest at 1.45% plus SOFR. The weighted-average interest rate for the years ended December 31, 2023 and 2022 was 6.48% and 4.16%, respectively.
(6)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the years ended December 31, 2023 and 2022 was 6.71% and 4.54%, respectively.
As of December 31, 2023, we are in compliance with all loan covenants in our mortgage notes.
Financing Obligation, Net
In connection with The Carmin property, as of December 31, 2023 we hold a financing obligation on our consolidated balance sheets of $53.8 million, net of debt issuance costs.
The sale and leaseback of The Carmin is accounted for as a failed sale and leaseback because the lease is classified as a finance lease. Accordingly, the sale of The Carmin is not recognized and the property continues to be included within our consolidated financial statements. We will continue to depreciate the property as if we were the legal owner. The proceeds received from the sale, net of debt issuance costs of $0.2 million, are accounted for as a financing obligation on our consolidated balance sheets. We allocate the rental payments under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.4 million over the term of the arrangement.
The following table presents the future principal payments due under our outstanding borrowings as of December 31, 2023:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2024	$—	$—	$9	$9
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	220,534	15	220,549
2028	—	—	18	18
Thereafter	—	—	36,290	36,290
Total	$—	$339,034	$36,353	$375,387
10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	December 31, 2023	December 31, 2022
Common stock repurchases	$5,458	$—
Subscriptions received in advance	3,503	1,843
Real estate taxes payable	2,121	2,466
Intangible liabilities, net	1,770	2,344
Accrued interest expense	1,566	1,968
Accounts payable and accrued expenses	1,359	824
Tenant security deposits	1,293	1,323
Distributions payable	478	272
Prepaid rental income	441	1,390
Total	$17,989	$12,430

11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with MassMutual:

$ in thousands, except share amounts	December 31, 2023		December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,320,994	$481,299	16,061,114	$473,415	9,760,987	$271,526
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795	2,388,175	$70,000
For the year ended December 31, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $35.0 million to adjust the value of the Class N shares held by MassMutual to our December 31, 2023 NAV per Class N share. For the years ended December 31, 2022 and 2021, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.9 million and $24.1 million, respectively, to adjust the value of the Class N shares held by MassMutual to our December 31, 2022 and 2021 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and has fully met its commitment as of December 31, 2023.
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
Beginning January 1, 2025, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph.

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
As of December 31, 2023, 2022 and 2021, 125 shares of preferred stock are issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 12.50% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the years ended December 31, 2023, 2022 and 2021:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2020	—	—	—	—	—	3,608,831	3,608,831
Issuance of common stock	91	91	91	—	2,085,807	8,230,589	10,316,669
Common stock repurchased(1)	—	—	—	—	—	(2,388,175)	(2,388,175)
Exchange of common stock	186,730	186,730	186,730	186,208	156,066	(894,768)	7,696
Distribution reinvestment	—	—	—	507	2,708	32	3,247
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	8,556,509	11,548,268
Issuance of common stock	262,766	165,035	417,403	1,832,650	48,771	7,108,654	9,835,279
Common stock repurchased(1)	—	—	—	(291,818)	(474,907)	(149,615)	(916,340)
Exchange of common stock	—	—	—	2,028,086	—	(1,992,224)	35,862
Distribution reinvestment	93	—	314	8,872	8,573	—	17,852
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	159,258	174,949	224,961	1,156,356	56,812	—	1,772,336
Issuance of director awards	—	—	—	—	5,247	—	5,247
Common stock repurchased	(503)	—	(5,503)	(606,857)	(708,700)	—	(1,321,563)
Distribution reinvestment	4,970	1,463	8,602	18,736	10,212	259,880	303,863
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	21,280,804
(1)In accordance with MassMutual’s Subscription Agreement, during the years ended December 31, 2022 and 2021 we repurchased 149,615 and 2,388,175 of MassMutual’s Class N shares for $4.8 million and $70.0 million, respectively. We did not repurchase any of MassMutual’s Class N shares during the year ended December 31, 2023.
As discussed in Note 11 — “Class N Redeemable Common Stock”, as of December 31, 2023 and 2022, all of MassMutual’s Class N shares have been classified as redeemable common stock because MassMutual has the contractual right to redeem the shares under certain circumstances. As of December 31, 2023 and 2022 as MassMutual was the sole shareholder of Class N shares, all outstanding Class N shares were classified as redeemable common stock. As of December 31, 2021, 7,372,812 of the 8,556,509 outstanding Class N shares have been classified as redeemable stock and the remaining shares have been recorded as common stock.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the years ended December 31, 2023, 2022 and 2021, we declared distributions of $34.8 million, $26.9 million and $11.7 million, respectively. We accrued $2.5 million and $2.4 million for distributions payable to related parties as a component of due to affiliates in our consolidated balance sheets as of December 31, 2023 and 2022, respectively. Additionally, we accrued $0.5 million and $0.3 million for distributions payable to third parties as a component of accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Distributions for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 100.0% return of capital. Distributions for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 99.2% return of capital and 0.8% ordinary income. Distributions for the year ended December 31, 2021 were characterized, for federal income tax purposes, as 100.0% return of capital.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657
Stockholder servicing fee per share(1)	—	(0.0940)	(0.0308)	(0.0389)	—	—	—
Net distributions declared per share	$62.5000	$1.5717	$1.6349	$1.6268	$1.6657	$1.6657	$1.6657

	Year Ended December 31, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$1.6807	$1.6807	$1.6807	$1.6807	$1.6807	$1.6807
Stockholder servicing fee per share(1)(2)	—	(0.0046)	0.0115	(0.0093)	—	—	—
Net distributions declared per share	$62.5000	$1.6761	$1.6922	$1.6714	$1.6807	$1.6807	$1.6807

	Year Ended December 31, 2021
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$0.9688	$0.9688	$0.9688	$1.0990	$1.0990	$1.6890
Stockholder servicing fee per share(1)	—	(0.1435)	(0.1435)	(0.0423)	—	—	—
Net distributions declared per share	$62.5000	$0.8253	$0.8253	$0.9265	$1.0990	$1.0990	$1.6890
(1)See Note 16 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
(2)For the year ended December 31, 2022, the stockholder servicing fee for Class S Common Stock results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 16 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value of such units at the end of each measurement period. See Note 2 — “Summary of Significant Accounting Policies” for additional information on the redemption value. For the years ended December 31, 2023 and 2022, we recorded an allocation adjustment of $0.5 million and $0.2 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our consolidated balance sheets.

The following table details the redeemable non-controlling interest in INREIT OP activity held by the Special Limited Partner:

	Years Ended December 31,
$ in thousands	2023	2022	2021
Net loss allocated	$(82)	$(502)	$—
Distributions	$350	$163	$—
Adjustment to carrying value	$503	$182	$—
As of December 31, 2023 and 2022, distributions payable to the Special Limited Partner were approximately $26,000 and $15,000, respectively.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the years ended December 31, 2023 and 2022, we repurchased 1,307,462 shares of common stock for $40.3 million and 474,907 shares of common stock for $16.0 million, respectively. For the years ended December 31, 2023 and 2022 we fulfilled all repurchase requests that were made. For the year ended December 31, 2021, we did not repurchase any shares under the share repurchase plan as no repurchase requests were made.
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

Share-Based Compensation Plan
For the year ended December 31, 2023, we awarded independent members of our board of directors shares under our 2019 Equity Incentive Plan (the “Incentive Plan”). From January 2023 to November 2023, we granted 2,775 Class E shares that vested 100% on the award date. In November 2023, we granted 2,472 Class E restricted shares. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting. For the year ended December 31, 2023, we granted a total of 5,247 Class E shares and recognized approximately $98,000 of compensation expense related to these awards. The unrecognized stock compensation expense on the unvested awards is approximately $64,000. For the year ended December 31, 2022, we awarded independent members of our board of directors 2,411 Class E shares of our common stock under the Incentive Plan and recognized approximately $78,000 of total compensation expense related to these awards. For the year ended December 31, 2021, we awarded independent members of our board of directors 1,422 Class N shares and 1,332 Class E shares of our common stock under the Incentive Plan and recognized approximately $78,000 of total compensation expense related to these awards. As of December 31, 2023, 2022 and 2021, 184,463, 189,710 and 192,121 shares of common stock remain available for future issuance under the Incentive Plan, respectively.
13.Fair Value Measurements
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of December 31, 2023 and 2022, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets Measured at Fair Value
The following table details our assets measured at fair value on a recurring basis:

	December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(1)	Total at Fair Value
Investments in real estate-related securities	$4,729	$23,301	$—	$—	$28,030
Investments in commercial loans	—	—	34,626	—	34,626
Investment in affiliated fund	—	—	—	27,717	27,717
Interest rate caps	—	3,320	—	—	3,320
Interest rate swap	—	1,498	—	—	1,498
Total	$4,729	$28,119	$34,626	$27,717	$95,191

	December 31, 2022
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient(1)	Total at Fair Value
Investments in real estate-related securities	$5,129	$18,383	$—	$—	$23,512
Investments in commercial loans	—	—	21,800	—	21,800
Investment in affiliated fund	—	—	—	14,969	14,969
Interest rate caps	—	7,167	—	—	7,167
Interest rate swap	—	2,178	—	—	2,178
Total	$5,129	$27,728	$21,800	$14,969	$69,626
(1)Our investment in affiliated fund is valued using the NAV as a practical expedient and is not subject to redemption, although investors may sell or transfer their interest at the approval of the general partner of the underlying funds on a quarterly basis by giving 45 days prior notice.
Our investments in commercial loans consist of two floating rate mezzanine loans we originated and have classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table details our investments in commercial loans:

$ in thousands	Investments in Commercial Loans
Balance as of December 31, 2022	$21,800
Loan originations	13,007
Unrealized loss	(181)
Balance as of December 31, 2023	$34,626
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of December 31, 2023.

Type	Asset Class	Valuation Technique	Unobservable Input	Rate
Commercial loans	Industrial	Discounted cash flow	Discount rate	8.30%
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
Valuation of Liabilities Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our liabilities that are not carried at fair value on the consolidated balance sheets:

	December 31, 2023		December 31, 2022
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility	$—	$—	$9,000	$9,000
Mortgage notes payable(1)	339,034	333,605	378,623	372,682
Total	$339,034	$333,605	$387,623	$381,682
(1)The mortgage notes payable does not include unamortized debt issuance costs.
F-31

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
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore measured at fair value on a nonrecurring basis. We review our real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
During the year end December 31, 2023, we recognized an impairment of $1.7 million related to Cortona at Forest Park. The fair value of the real estate investment was $61.5 million and is primarily based on the sale price per the binding executed contracts which is considered a Level 3 input.
During the year end December 31, 2023, we also recognized an impairment of $6.2 million related to an investment in which the current expectation was more likely than not that the investment would be sold significantly before the end of its previously estimated hold period. The fair value of the investment was $29.5 million and was determined using the income approach based on future assumptions of cash flows utilizing a discount rate of 8.5% and terminal capitalization rate of 7.3%, which are considered Level 3 inputs.
See Note 3 — “Investments in Real Estate, net” for additional information on impairment.
14.Variable Interest Entities
Unconsolidated Variable Interest Entities
Included in our investments as of December 31, 2023 is Homestead, an unconsolidated real estate operating company, which is a VIE where we are not the primary beneficiary. We hold a 50% ownership in through a joint venture with an affiliated Invesco fund which owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded. This investment was deemed a VIE primarily based on the fact that the equity investors at risk lacked the ability to make decisions that significantly impacted the economic performance of the entity. We have determined that we are not the primary beneficiary of this VIE based on the fact that we have shared power of this entity and therefore do not have a controlling financial interest. As of December 31, 2023, our investment in this VIE has a deficit of approximately $37,000, which is included in investments in unconsolidated entities on our consolidated balance sheets. Our maximum future exposure to loss as a result of our involvement with this VIE is estimated to be $2.7 million, which is the capital commitment obligation. We have not provided financial support to this VIE that we were not previously contractually required to provide. All future costs will be funded with capital contributions from us and the Invesco affiliated fund in accordance with our respective ownership percentages.
Included in our investments as of December 31, 2023 is San Simeon Preferred Equity, a limited liability company that owns a multifamily property, which is a VIE where we are not the primary beneficiary. The investment is structured as a preferred membership interest and our membership interest is structured to receive a fixed return. We do not participate in any economic upside or downside of San Simeon Preferred Equity. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with San Simeon Preferred Equity is limited. We have concluded that San Simeon Preferred Equity is a VIE primarily based on the fact that the at risk equity investors lack the power over the entity’s most significant activities. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact San Simeon Holding’s economic performance. As of December 31, 2023, our investment in this VIE was approximately $27.5 million, which is included in investments in unconsolidated entities on our consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our membership interest and any uncollected distributions.
F-32

Included in our investments as of December 31, 2023 is Retail GP Fund, an unconsolidated limited liability company formed to invest in retail properties, which is a VIE where we are not the primary beneficiary. We hold an 85% ownership interest in ITP LLC. ITP LLC has a 90% interest in Retail GP Fund. However, major decisions require unanimous approval between ITP LLC and the other 10% member of the Retail GP Fund, effectively rendering our voting rights to 50% for any major decisions that would most significantly impact Retail GP Fund’s economic performance. Thus, the voting rights of ITP LLC are not proportional to its obligations to absorb gains and losses while substantially all of the Retail GP Funds activities are conducted on behalf of ITP LLC. As such, we have concluded that the Retail GP Fund is a VIE. We are not the primary beneficiary as we share the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to the fact that a unanimous approval of major decisions is required. As of December 31, 2023, our investment in this VIE was $13.2 million, which is included in investments in unconsolidated entities on our consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our contributions and any uncollected distributions.
Consolidated Variable Interest Entities
Included within our consolidated financial statements as of December 31, 2023, is a VIE for which we are the primary beneficiary. The entity was established in connection with our DST Program. See additional information on the DST Program in Note 15 — “DST Program.” Our involvement with this entity is through our majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity does not provide the equity owners voting rights. We determined that we were the primary beneficiary as 1) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the power to direct the remaining activities of the VIE such as the ability to exercise a fair market value purchase option and 2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company’s variable interests.
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
The sale of beneficial interests in the DST Property are accounted for as sales of equity interest. As of December 31, 2023, we have raised $7.3 million related to the DST Program which is included in non-controlling interests on our consolidated balance sheets.
As of December 31, 2023, the 13034 Excelsior (f/k/a Excelsior Warehouse) and 5201 Industry (f/k/a Industry Warehouse) properties are included in our DST Program.
Under the master lease, we are responsible for subleasing the DST Properties to tenants and for covering all costs associated with operating the underlying DST Properties. The rental revenues and operating property expenses associated with the underlying property are included in the respective line items on our consolidated statements of operations. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the relevant DST and could fluctuate over time.

16.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	December 31, 2023	December 31, 2022
Advanced general and administrative expenses	$9,448	$8,626
Advanced offering costs	6,134	5,307
Distributions payable	2,501	2,378
Accrued stockholder servicing fee	2,112	891
Advanced organization expenses	1,474	1,474
Accrued management fee	309	266
Accrued affiliate service provider expenses	16	13
Performance participation interest	—	3,977
Share-based compensation payable	—	20
Total	$21,994	$22,952
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. For the years ended December 31, 2023, 2022 and 2021, we incurred management fees of $1.7 million, $1.0 million and approximately $28,000, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our consolidated balance sheets. For the years ended December 31, 2023 and 2022, we issued 53,181 and 22,932 Class E shares, respectively, to the Adviser as payment for the management fee. The management fees earned in the year ended December 31, 2021 of approximately $28,000 were paid in cash. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the year ended December 31, 2023, the Adviser submitted 14,101 Class E shares for repurchase by the Company, for a total repurchase amount of $0.4 million. During the years ended December 31, 2022 and 2021, the Adviser did not submit any Class E shares for repurchase by the Company.

Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly owned subsidiary of Invesco, holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. The performance participation interest is calculated and payable on an annual basis. For the year ended December 31, 2023, the Special Limited Partner did not earn a performance participation interest. For the years ended December 31, 2022 and 2021, we accrued $4.0 million and $3.3 million, respectively, for the Special Limited Partner's performance participation interest. In February 2023 and 2022, we issued Class E units of our Operating Partnership of 122,065 and 106,268, respectively, to the Special Limited Partner as payment for the 2022 and 2021 performance fees, respectively. Such units were issued at the NAV per unit as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2023, the Special Limited Partner submitted 38,643 Class E units for repurchase by the Company, for a total repurchase amount of $1.2 million. During the years ended December 31, 2022 and 2021, the Special Limited Partner did not submit any Class E shares for repurchase by the Company.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the ongoing management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, and IT support. The Adviser and its affiliates also facilitate the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the years ended December 31, 2023, 2022 and 2021, we incurred $1.0 million, $1.1 million and $0.9 million, respectively, for these expenses that were provided by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. During the years ended December 31, 2023 and 2022, we paid the Dealer Manager $0.3 million and $0.1 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%(1)	—	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(2)	0.85%	0.25%	—	—
(1)For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
(2)Consists of a representative stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).

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
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the year ended December 31, 2023, we incurred upfront selling commissions, upfront dealer manager and placement fees of approximately $23,000.
An affiliate of Invesco currently receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the year ended December 31, 2023, we incurred organizational and offering expense reimbursement fees of approximately $37,000.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the year ended December 31, 2023, we recorded income from closing cost reimbursements of approximately $37,000 recorded as a component of other revenue on our consolidated statement of operations.
Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the year ended December 31, 2023, the expense incurred for management and investor servicing fees was less than $1,000.
For the year ended December 31, 2022, we did not incur upfront selling commissions, upfront dealer manager, placement, organizational and offering expense reimbursement, management or investor servicing fees as the DST program commenced in February 2023.
See additional information on the DST Program in Note 15 — “DST Program.”

Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares which have been purchased by affiliates as of December 31, 2023. Any share repurchases or exchanges are not a component of the table but have been described in further detail below.

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	16,320,994	$481,299
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	416,893	—	738,702	48,216
Members of our board of directors and employees of our Adviser(4)	—	—	—	191	24,176	75,128	2,727
	165,126	165,126	165,126	417,084	2,018,340	19,127,048	$651,742
(1)In accordance with MassMutual’s Subscription Agreement, we have repurchased 2,537,790 of MassMutual shares for $74.8 million.
(2)Invesco Global Property Plus Fund (“IGP+”), a sub-fund of Invesco Global Real Estate Fund FCP-RAIF, which is managed by an affiliate of the Adviser, purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares. Additionally, we have repurchased 1,605,082 Class E shares and Class I shares from IGP+ for $51.0 million. The amount presented is inclusive of the shares subsequently repurchased.
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
(4)Members of our board of directors and employees of our Adviser who are officers of the Company or serve on the Company’s steering committee purchased 75,128 Class N shares for $2.0 million and subsequently exchanged these Class N shares for 75,128 Class E shares.
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. The Adviser agreed that we will not be required to make payments for the reimbursement of advanced organization and offering expenses until the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. Additionally, we will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of December 31, 2023 and 2022, we have $7.6 million and $6.8 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
Operating Expenses Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. Additionally, we will reimburse the Adviser for any operating expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of December 31, 2023 and 2022, we have $9.4 million and $8.6 million, respectively, due to the Adviser for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets.
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

We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.
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
During the years ended December 31, 2023 and 2022, we incurred $0.2 million and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. The property was acquired in February 2022, thus no property management fees were paid to Pine Tree in 2021. All property management fees paid to Pine Tree are included in rental property operating expenses on our consolidated statements of operations.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an 85% interest in the Sunbelt Medical Office Portfolio. The Company and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture.
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufacturing housing through Homestead Communities, LLC. Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.

We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco and a majority owned subsidiary of IGP+. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.

See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”
Investment in Affiliated Fund
As of December 31, 2023, we have an investment of $27.7 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 11 — “Class N Redeemable Common Stock.”
17.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.

18.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2023, we have no material off-balance sheet commitments and contingencies.
As of December 31, 2023, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of our operating lease income:

	For the Year Ended December 31,
$ in thousands	2023	2022	2021
Fixed lease payments	$55,018	$47,679	$11,603
Variable lease payments	7,356	6,181	1,359
Rental revenue	$62,374	$53,860	$12,962
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands
Year	Future Minimum Rents
2024	$11,793
2025	11,239
2026	11,414
2027	11,218
2028	11,417
Thereafter	50,263
Total	$107,344
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
20.Segment Reporting
As of December 31, 2023, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, income from commercial loans, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest.

The following table summarizes our total assets by segment:

$ in thousands	December 31, 2023	December 31, 2022
Healthcare	$72,234	$79,478
Office	30,612	38,487
Industrial	141,081	146,121
Self-Storage	100,181	92,182
Multifamily	161,303	226,417
Student Housing	229,225	238,648
Grocery-Anchored Retail	64,733	65,666
Real Estate Debt	90,019	62,285
Corporate and Other	83,376	89,874
Total assets	$972,764	$1,039,158

The following table summarizes our financial results by segment for the year ended December 31, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,916	$10,737	$8,345	$15,719	$18,930	$5,727	$—	$—	$62,374
Income from commercial loans	—	—	—	—	—	—	—	4,439	—	4,439
Other revenue	—	—	347	932	616	1,261	—	—	37	3,193
Total revenues	—	2,916	11,084	9,277	16,335	20,191	5,727	4,439	37	70,006

Expenses:
Rental property operating	—	541	4,974	4,142	5,823	7,997	1,852	—	322	25,651
Total expenses	—	541	4,974	4,142	5,823	7,997	1,852	—	322	25,651
Income from unconsolidated entities, net	4,010	—	—	—	—	—	—	3,028	4,465	11,503
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	493	—	493
Income from real estate-related securities, net	—	—	—	—	—	—	—	—	1,027	1,027
Segment net operating income	$4,010	$2,375	$6,110	$5,135	$10,512	$12,194	$3,875	$7,960	$5,207	$57,378

Depreciation and amortization	$(7,175)	$(1,665)	$(5,555)	$(3,789)	$(5,909)	$(6,570)	$(1,997)	$—	$(2,426)	$(35,086)

General and administrative										(4,836)
Gain on derivative instruments, net										1,662
Unrealized loss from commercial loans										(181)
Impairment loss on investments in real estate										(7,924)
Net gain from disposition of investment in real estate										54
Debt extinguishment charges										(632)
Interest income										111
Interest expense										(27,265)
Management fee - related party										(1,720)
Other expense										(346)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(18,785)
Dividends to preferred stockholders										$(8)
Net loss attributable to non-controlling interests in consolidated joint ventures										1,673
Net loss attributable to non-controlling interest in INREIT OP										82
Net loss attributable to common stockholders										$(17,038)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2023:

$ in thousands
Segment income from unconsolidated entities	$11,503
Depreciation and amortization attributable to unconsolidated entities	(9,595)
Income from unconsolidated entities, net	$1,908

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2023:

$ in thousands
Segment depreciation and amortization	$(35,086)
Depreciation and amortization attributable to unconsolidated entities	9,595
Depreciation and amortization	$(25,491)
The following table summarizes our financial results by segment for the year ended December 31, 2022:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,883	$10,072	$6,509	$12,425	$17,385	$4,586	$—	$—	$53,860
Income from commercial loan	—	—	—	—	—	—	—	1,399	—	1,399
Other revenue	—	—	362	771	592	1,127	2	—	—	2,854
Total revenues	—	2,883	10,434	7,280	13,017	18,512	4,588	1,399	—	58,113

Expenses:
Rental property operating		493	3,638	2,963	4,412	7,823	1,513	—	210	21,052
Total expenses	—	493	3,638	2,963	4,412	7,823	1,513	—	210	21,052
Income from unconsolidated entities, net	12,759	—	—	—	—	—	—	2,603	2,748	18,110
Loss from investment in affiliated fund, net	—	—	—	—	—	—	—	(31)	—	(31)
Income from real estate-related securities, net	—	—	—	—	—	—	—	—	(2,127)	(2,127)
Segment net operating income	$12,759	$2,390	$6,796	$4,317	$8,605	$10,689	$3,075	$3,971	$411	$53,013

Depreciation and amortization	$(8,168)	$(1,691)	$(5,018)	$(9,791)	$(9,138)	$(13,635)	$(1,731)	$—	$(1,586)	$(50,758)

General and administrative										(5,695)
Gain on derivative instruments, net										6,679
Interest expense										(16,041)
Management fee - related party										(1,026)
Performance participation interest - related party										(3,977)
Other expense										(94)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(17,899)
Dividends to preferred stockholders										$(8)
Net loss attributable to non-controlling interests in consolidated joint ventures										1,437
Net loss attributable to non-controlling interest in INREIT OP										502
Net loss attributable to common stockholders										$(15,968)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2022:

$ in thousands
Segment income from unconsolidated entities	$18,110
Depreciation and amortization attributable to unconsolidated entities	(9,743)
Income from unconsolidated entities, net	$8,367
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2022:

$ in thousands
Segment depreciation and amortization	$(50,758)
Depreciation and amortization attributable to unconsolidated entities	9,743
Depreciation and amortization	$(41,015)
The following table summarizes our financial results by segment for the year ended December 31, 2021:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,785	$2,703	$1,108	$4,550	$1,816	$—	$—	$12,962
Other revenue	—	—	87	129	359	47	—	—	622
Total revenues	—	2,785	2,790	1,237	4,909	1,863	—	—	13,584

Expenses:
Rental property operating	—	453	629	531	1,745	660	—	278	4,296
Total expenses	—	453	629	531	1,745	660	—	278	4,296
Income from unconsolidated entities, net	9,418	—	—	—	—	—	1,996	297	11,711
Loss from real estate-related securities, net	—	—	—	—	—	—	—	(39)	(39)
Segment net operating income	$9,418	$2,332	$2,161	$706	$3,164	$1,203	$1,996	$(20)	$20,960

Depreciation and amortization	$(8,498)	$(1,269)	$(1,073)	$(2,696)	$(3,664)	$(1,754)	$(66)	$—	$(19,020)

General and administrative									(4,047)
Interest expense									(2,977)
Management fee - related party									(28)
Performance participation interest - related party									(3,280)
Other expense									(9)
Net loss attributable to Invesco Real Estate Income Trust Inc.									$(8,401)
Dividends to preferred stockholders									$(8)
Net loss attributable to non-controlling interests in consolidated third party joint ventures									25
Net loss attributable to common stockholders									$(8,384)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2021:

$ in thousands
Segment income from unconsolidated entities	$11,711
Depreciation and amortization attributable to unconsolidated entities	(8,563)
Income from unconsolidated entities, net	$3,148
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2021:

$ in thousands
Segment depreciation and amortization	$(19,020)
Depreciation and amortization attributable to unconsolidated entities	8,563
Depreciation and amortization	$(10,457)

21.Subsequent Events
There have been no events since December 31, 2023 that require recognition or disclosure in the consolidated financial statements.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023

$ in thousands						Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Property Name	Property Location	Property Type	Year Acquired	Year Built	Encumbrances	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives(2)
Willows Commerce 9805	Redmond, WA	Office	2020	1998	$—	$8,660	$18,109	$—	$3,531	$8,660	$21,639	$30,299	$(2,884)	(2)
13034 Excelsior	Norwalk, CA	Industrial	2020	1984	—	3,865	13,036	—	451	3,865	13,487	17,352	(1,089)	(2)
5201 Industry	Pico Rivera, CA	Industrial	2020	1990	—	2,115	9,180	—	—	2,115	9,180	11,295	(741)	(2)
Midwest Industrial Portfolio	IL, OH, MO	Industrial	2021/ 2022	1995/ 1998/ 2000/ 2021	70,000	15,715	86,688	—	339	15,715	87,027	102,742	(5,400)	(2)
Salem Self-Storage Portfolio	Salem, OR	Self-Storage	2021	2006	—	7,768	35,421	61	128	7,829	35,549	43,378	(2,422)	(2)
South Loop Storage	Houston, TX	Self-Storage	2021	2002	—	1,881	7,776	15	52	1,896	7,828	9,724	(500)	(2)
Bixby Kennesaw	Kennesaw, GA	Student Housing	2021	2020	53,000	5,570	66,130	133	143	5,703	66,273	71,976	(3,814)	(2)
The Carmin	Tempe, AZ	Student Housing	2021	2017	65,500	18,406	135,886	—	2,152	18,406	138,038	156,444	(7,118)	(2)
University Parkway Storage	Winston-Salem, NC	Self-Storage	2022	2008	—	2,267	8,718	22	23	2,289	8,741	11,030	(423)	(2)
Bend Self-Storage Portfolio	Bend, OR	Self-Storage	2022	2018	—	3,350	13,189	13	17	3,363	13,206	16,569	(574)	(2)
Clarksville Self-Storage Portfolio	Clarksville, TN	Self-Storage	2022	2002	—	4,660	17,259	327	25	4,987	17,284	22,271	(855)	(2)
Everly Roseland	Roseland, NJ	Multifamily	2022	1980	110,874	53,200	102,347	—	6,667	53,200	109,014	162,214	(6,594)	(2)
Cortlandt Crossing	Mohegan Lake, NY	Grocery-Anchored Retail	2022	2018	39,660	20,383	36,578	—	114	20,383	36,692	57,075	(2,455)	(2)
Portfolio Total					$339,034	$147,840	$550,317	$571	$13,642	$148,411	$563,958	$712,369	$(34,869)
(1)As of December 31, 2023, the aggregate cost basis for tax purposes was $697.1 million.
(2)Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.
The total included on Schedule III does not include furniture, fixtures and equipment totaling $11.3 million. Accumulated depreciation does not include $3.2 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021:

$ in thousands	December 31, 2023	December 31, 2022	December 31, 2021
Real Estate:
Balance at the beginning of year	$770,565	$429,814	$60,800
Additions during the year:
Land and land improvements	444	94,063	47,645
Building and improvements	8,458	246,688	321,369
Dispositions during the year:
Land and land improvements	(8,381)	—	—
Building and improvements	(51,139)	—	—
Impairment of investments in real estate	(7,578)	—	—
Balance at the end of the year	$712,369	$770,565	$429,814

Accumulated Depreciation:
Balance at the beginning of year	$(20,860)	$(3,908)	$(27)
Accumulated depreciation	(18,897)	(16,952)	(3,881)
Dispositions	4,888	—	—
Balance at the end of the year	$(34,869)	$(20,860)	$(3,908)