Form 10-Q
period 2024-03-31
Invesco Real Estate Income Trust Inc.
filed 2024-05-13
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 000-56655
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of May 13, 2024, the issuer had the following shares outstanding: 627,863 shares of Class T common stock, 679,160 shares of Class S common stock, 880,575 shares of Class D common stock, 4,611,955 shares of Class I common stock, 1,203,358 shares of Class E common stock and 14,059,932 shares of Class N common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

$ in thousands except share amounts	March 31, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$681,852	$685,603
Investments in unconsolidated entities	119,997	121,319
Investments in commercial loans, at fair value	34,680	34,626
Investments in real estate-related securities, at fair value	35,775	28,030
Investments in affiliated fund, at fair value	27,170	27,717
Intangible assets, net	19,836	20,730
Cash and cash equivalents	36,742	36,046
Restricted cash	11,375	7,326
Other assets	12,346	11,367
Total assets	$979,773	$972,764

LIABILITIES
Mortgages payable, net	$336,996	$336,744
Financing obligation, net	53,747	53,752
Due to affiliates	22,018	21,994
Accounts payable, accrued expenses and other liabilities	16,025	17,989
Total liabilities	428,786	430,479

Commitments and contingencies (See Note 17)	—	—

Class N redeemable common stock, $0.01 par value per share, 13,947,862 and 13,783,204 shares issued and outstanding, respectively	410,314	405,479
Redeemable non-controlling interest in INREIT OP	4,735	5,658

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; 125 shares issued and outstanding ($500.00 per share liquidation preference)	41	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 622,795 and 613,405 shares issued and outstanding, respectively	6	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 645,665 and 528,268 shares issued and outstanding, respectively	6	5
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 868,626 and 832,598 shares issued and outstanding, respectively	9	8
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,467,271 and 4,332,740 shares issued and outstanding, respectively	45	43
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,193,374 and 1,190,589 shares issued and outstanding, respectively	12	12
Additional paid-in capital	222,126	214,297
Accumulated deficit and cumulative distributions	(126,456)	(118,388)
Total stockholders' equity	95,789	96,024
Non-controlling interests in consolidated joint ventures	40,149	35,124
Total equity	135,938	131,148
Total liabilities, redeemable equity instruments and equity	$979,773	$972,764
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
$ in thousands except share data	2024	2023
Revenues
Rental revenue	$14,494	$15,500
Income from commercial loans	1,130	1,255
Other revenue	740	725
Total revenues	16,364	17,480
Expenses
Rental property operating	6,639	5,824
General and administrative	998	1,164
Management fee - related party	465	396
Depreciation and amortization	6,024	7,391
Total expenses	14,126	14,775
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,002	(453)
Gains from real estate-related securities, net	1,018	118
Income (loss) from investment in affiliated fund, net	651	(933)
Gain (loss) on derivative instruments, net	1,723	(1,118)
Unrealized gain on commercial loans	54	—
Interest income	298	—
Interest expense	(5,959)	(6,549)
Other expense	(188)	(13)
Total other income (expense), net	(1,401)	(8,948)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$837	$(6,243)
Dividends to preferred stockholders	$(2)	$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures	22	755
Net loss attributable to non-controlling interest in INREIT OP	39	40
Net income (loss) attributable to common stockholders	$896	$(5,450)

Loss per share:
Net income (loss) per share of common stock, basic and diluted	$0.04	$(0.26)
Weighted average shares of common stock outstanding, basic and diluted	21,631,918	20,583,532
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

$ in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658
Proceeds from issuance of common stock, net of offering costs	—	—	1	1	4	—	—	14,781	—	14,787	—	14,787	—	—
Distribution reinvestment	—	—	—	—	—	—	—	444	—	444	—	444	4,835	—
Common stock repurchased	—	—	—	—	(2)	—	—	(7,361)	—	(7,363)	—	(7,363)	—	(867)
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	898	898	(22)	876	—	(39)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4182 gross per share/unit)	—	—	—	—	—	—	—	—	(8,964)	(8,964)	—	(8,964)	—	(71)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	5,472	5,472	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(425)	(425)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(54)	—	(54)	—	(54)	—	54
Balance at March 31, 2024	$41	$6	$6	$9	$45	$12	$—	$222,126	$(126,456)	$95,789	$40,149	$135,938	$410,314	$4,735

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

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
$ in thousands	2024	2023
Cash flows from operating activities:
Net income (loss)	$837	$(6,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	465	396
(Income) loss from unconsolidated entities, net	(1,002)	453
Depreciation and amortization	6,024	7,391
Share-based compensation	19	20
Straight-line rents	(175)	(305)
Amortization of below-market lease intangibles	(99)	(99)
Amortization of above-market lease intangibles	43	44
Amortization of deferred financing costs	312	406
(Income) loss from investment in affiliated fund, net	(653)	933
Unrealized (gain) loss on real estate-related securities, net	(2,154)	322
Unrealized gain on commercials loans	(54)	—
Unrealized (gain) loss on derivative instruments, net	(332)	2,346
Distributions of earnings from investments in unconsolidated entities	672	795
Realized loss (gain) on sale of real estate-related securities	1,618	(15)
Other items	97	221
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	341	(261)
(Decrease) increase in due to affiliates	(649)	1,026
Decrease in accounts payable, accrued expenses and other liabilities	(3,744)	(2,915)
Net cash provided by operating activities	1,566	4,515
Cash flows from investing activities:
Investments in unconsolidated entities	(142)	(369)
Proceeds from unconsolidated entities	646	—
Investment in affiliated fund	—	(15,000)
Redemption of investment in affiliated fund	547	—
Distribution from affiliated fund	653	—
Origination of commercial loans	—	(13,007)
Pre-acquisition deposits	(1,000)	—
Capital improvements to real estate	(1,302)	(685)
Purchase of real estate-related securities	(15,465)	(6,249)
Proceeds from sale of real estate-related securities	8,281	287
Distributions of capital from investments in unconsolidated entities	1,148	1,413
Net cash used in investing activities	(6,634)	(33,610)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,030	12,737
Offering costs paid	(38)	(86)
Repurchase of common stock and OP units	(13,377)	(13,025)
Subscriptions received in advance	6,853	1,257
Proceeds from revolving credit facility	—	23,000
Repayment of revolving credit facility	—	(14,000)
Borrowings from mortgages payable	—	464
Payment of deferred financing costs	—	(300)
Payment of financing obligation	(5)	—
Common stock and INREIT OP unit distributions	(3,697)	(7,737)
Preferred stock dividends	—	(2)
Contributions from non-controlling interests	5,472	28
Distributions to non-controlling interests	(425)	(226)
Net cash provided by financing activities	9,813	2,110
Net change in cash and cash equivalents and restricted cash	4,745	(26,985)
Cash and cash equivalents and restricted cash, beginning of period	43,372	45,242
Cash and cash equivalents and restricted cash, end of period	$48,117	$18,257

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$36,742	$12,609
Restricted cash	11,375	5,648
Total cash and cash equivalents and restricted cash	$48,117	$18,257
Supplemental disclosures:
Interest paid	$5,760	$4,824
Non-cash investing and financing activities:
Issuance of Class E OP Units to non-controlling interests	$—	$3,976
Issuance of Class E shares for payment of management fees	$465	$399
Accrued capital expenditures	$731	$280
Accrued preferred dividends	$2	$—
Distributions payable	$3,038	$2,894
Distribution reinvestment	$5,279	$270
Accrued offering costs due to affiliates	$670	$320
Adjustment to carrying value of redeemable equity instruments	$54	$(12,324)
Accrued common stock repurchases	$(5,148)	$—
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
2.Summary of Significant Accounting Policies
Basis of Presentation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Revision of Previously Issued Financial Statements
During the third quarter of 2023, the Company identified errors in Note 19 — “Segment Reporting” in the summary of our financial results by segment tables in the previously filed 2022 and 2021 annual consolidated financial statements and unaudited quarterly condensed consolidated financial statements for each of the quarterly periods of 2021, 2022 and for the first two quarterly periods of 2023. The prior period errors impacted income from unconsolidated investments, net, segment net operating income and segment depreciation and amortization for the healthcare and corporate and other sectors. The errors identified did not impact the consolidated or condensed consolidated balance sheets, statements of operations, statements of changes in equity and redeemable equity instruments or the statements of cash flows in any prior period. We concluded that the errors are not material to each of the annual consolidated financial statements which were included in our Annual Report on Form 10-K for the years ended December 31, 2022 and 2021 and our interim report on Form 10-Q for each of the quarterly periods in 2021, 2022 and for the quarters ended March 31, 2023 and June 30, 2023. We have revised the summary of our financial results by segment in Note 19 — “Segment Reporting” for the previous periods included in this filing on Form 10-Q and will correct any prior period segment disclosures for these errors as they are presented in future periodic filings.
The following changes have been made to our financial results by segment tables:

	For the Three Months Ended March 31, 2023
	As Reported	Adjustment	As Revised
Income from unconsolidated investments, net	$3,985	$(1,879)	$2,106
Segment net operating income	$14,826	$(1,879)	$12,947
Segment depreciation and amortization	$(11,829)	$1,879	$(9,950)
Segment income from unconsolidated entities	$3,985	$(1,879)	$2,106
Depreciation and amortization attributable to unconsolidated entities	$(4,438)	$1,879	$(2,559)
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

Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded a net tax expense of $0.1 million and approximately $14,000, respectively, located within other expense on our condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, we had a deferred tax asset of $0.2 million and approximately $24,000, respectively, both of which are offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of March 31, 2024, our tax years 2020 through 2023 remain subject to examination by the United States tax authorities.
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
As of March 31, 2024 and 2023, the effects of dilutive instruments on basic and diluted EPS were not material to our consolidated financial statements.
Pending Accounting Pronouncements
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

$ in thousands	March 31, 2024	December 31, 2023
Building and improvements	$565,308	$563,958
Land and land improvements	148,485	148,411
Furniture, fixtures and equipment	11,345	11,349
Total	725,138	723,718
Accumulated depreciation	(43,286)	(38,115)
Investments in real estate, net	$681,852	$685,603

Impairment
We did not record any impairment losses on our investments in real estate, net, for the three months ended March 31, 2024 and March 31, 2023, respectively.
4.Investments in Unconsolidated Entities
As of March 31, 2024, we held five investments in unconsolidated entities for an aggregate investment balance of $120.0 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of March 31, 2024 and December 31, 2023 were as follows:

$ in thousands		Carrying Amount
Entity	Ownership Percentage(1)	March 31, 2024	December 31, 2023
Vida JV LLC(2)	42.5%	$70,884	$72,234
San Simeon Preferred Equity(3)	—	27,364	27,488
PTCR Holdco, LLC(4)	—	8,574	8,484
Retail GP Fund(5)	4.5% to 13.5%	13,145	13,150
Homestead Communities, LLC (6)	50.0%	30	(37)
Total		$119,997	$121,319
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of March 31, 2024, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of March 31, 2024, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year options that would extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The original mandatory redemption was due to occur on December 15, 2023. However, on December 15, 2023, San Simeon Preferred Equity exercised the first extension option which makes our preferred membership interest mandatorily redeemable on December 15, 2024. The common member of San Simeon Preferred Equity has one remaining one-year extension. As of March 31, 2024, the investment yields a preferred return rate of 7.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
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
(6)We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufacturing housing through a joint venture, Homestead Communities, LLC (“Homestead”). An affiliate Invesco fund owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded.

Our share of the unconsolidated entities’ income (loss) for the three months ended March 31, 2024 and 2023 were as follows:

	Company’s Share of Unconsolidated Entities' Income (Loss)
$ in thousands	Three Months Ended March 31,
Entity	2024	2023
Vida JV LLC	$(202)	$(1,192)
San Simeon Preferred Equity	773	713
PTCR Holdco, LLC	268	266
Retail GP Fund	238	(240)
Homestead Communities, LLC	(75)	—
Total	$1,002	$(453)
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	March 31, 2024			December 31, 2023
$ in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$394,783	(228,542)	$166,241	$391,584	(222,238)	$169,346
San Simeon Preferred Equity	129,419	(74,931)	54,488	128,759	(77,428)	51,331
Other	498,287	(272,411)	225,876	507,962	(281,256)	226,706
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
$ in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	9,761	(472)	9,470	$(2,802)
San Simeon Preferred Equity	2,703	575	2,661	613
Other	11,359	(1,032)	14,580	6,361
Total	23,823	(929)	26,711	4,172
We did not record any impairment losses on our investments in unconsolidated entities for the three months ended March 31, 2024 and March 31, 2023, respectively.
5.Investments in Commercial Loans
As of March 31, 2024, we have the following investments in commercial loans:

				Current Principal Balance		Fair Value
$ in thousands	Origination Date	Loan Type	Interest Rate(1)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	12.54%	$21,800	$21,800	$21,728	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.33%	13,007	13,007	12,952	12,937	2/9/2025
Total				$34,807	$34,807	$34,680	$34,626
(1)Represents the interest rate as of period end. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three months ended March 31, 2024 and 2023, we recognized interest income from our investments in commercial loans of $1.1 million and $1.3 million, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2024, we recorded an unrealized gain on commercial loans of $0.1 million. For the three months ended March 31, 2023, we did not record an unrealized gain or loss on the commercial loans because the outstanding par value approximated fair value.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	March 31, 2024
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$32,956	$(1,247)	$31,710	$(251)	$31,459	7.60%	7/22/2026
Common stock of REITs	N/A	N/A	4,065	251	4,316	5.28%	N/A
Total	$32,956	$(1,247)	$35,775	$—	$35,775

	December 31, 2023
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,202	$(1,160)	$24,042	$(741)	$23,301	7.26%	2/13/2039
Preferred stock of REITs	N/A	N/A	2,107	(171)	1,936	6.71%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,241)	2,793	5.51%	N/A
Total	$25,202	$(1,160)	$30,183	$(2,153)	$28,030
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	March 31, 2024
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(32,771)	$14,198
Leasing commissions	5,768	(1,671)	4,097
Above-market lease intangibles	1,951	(410)	1,541
Total intangible assets, net	$54,688	$(34,852)	$19,836

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(1,055)	$1,671
Total intangible liabilities, net	$2,726	$(1,055)	$1,671

	December 31, 2023
$ in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(32,085)	$14,884
Leasing commissions	5,768	(1,506)	4,262
Above-market lease intangibles	1,951	(367)	1,584
Total intangible assets, net	$54,688	$(33,958)	$20,730

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(956)	$1,770
Total intangible liabilities, net	$2,726	$(956)	$1,770
The estimated future amortization of our intangibles for each of the next five years and thereafter as of March 31, 2024 is:

$ in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2024 (remainder)	$1,838	$466	$132	$(262)
2025	2,110	612	176	(361)
2026	2,073	610	176	(361)
2027	1,726	531	176	(274)
2028	1,593	496	176	(222)
2029	1,166	340	164	(72)
Thereafter	3,692	1,042	541	(119)
	$14,198	$4,097	$1,541	$(1,671)
8.Other Assets
The following table summarizes the components of other assets:

$ in thousands	March 31, 2024	December 31, 2023
Derivative instruments	$5,150	$4,818
Deferred rent	3,169	2,994
Capitalized tax abatement, net(1)	1,322	1,363
Deposits	1,077	—
Prepaid expenses	583	713
Receivables, net	518	688
Other	527	791
Total	$12,346	$11,367
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2024, accumulated amortization of the capitalized tax abatement was $0.3 million.

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
The following table summarizes the notional amount and other information related to our interest rate caps and interest rate swaps as of March 31, 2024 and December 31, 2023:

	March 31, 2024
$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$178,500	$2,601	$2,960	2.81%	0.89
Interest rate swap	1	52,500	N/A	2,190	2.73%	3.08
Total	5	$231,000	$2,601	$5,150

	December 31, 2023
$ in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value(2)	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$178,500	$2,601	$3,320	2.64%	1.14
Interest rate swap	1	52,500	N/A	1,498	2.73%	3.33
Total	5	$231,000	$2,601	$4,818
(1)The notional amount represents the amount of the mortgage note and revolving credit facility borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)The fair value of each derivative instrument is included in other assets on our condensed consolidated balance sheets. For the three months ended March 31, 2024 and March 31, 2023, we reported an increase in fair value of $0.3 million and a decrease of $2.3 million, respectively. These changes are included as a component of gain (loss) on derivative instruments, net in our condensed consolidated statements of operations.

9.Borrowings
Revolving Credit Facility
As of March 31, 2024 and December 31, 2023, the Company did not have an outstanding principal balance on its revolving credit facility.

Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. In September 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. The amendment extended the maturity date to September 6, 2024 and grants an option to extend the term to September 5, 2025, subject to certain conditions. The weighted-average interest rate for the three months ended March 31, 2024 and March 31, 2023 was 7.11% and 6.21%, respectively.

The current maturity date is September 6, 2024 and the amendment grants an option to extend the term to September 5, 2025, subject to certain conditions. As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. As of March 31, 2024, the borrowing capacity on the Revolving Credit Facility was $80.3 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of March 31, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

$ in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date	Maximum Principal Amount	March 31, 2024	December 31, 2023
Bixby Kennesaw	S + applicable margin(2)	9/24/2026	N/A	$53,000	$53,000	$53,000
The Carmin	S + applicable margin(3)	1/1/2025	1/1/2027	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + applicable margin(4)	4/28/2027	4/28/2029	$113,500	110,874	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					339,034	339,034
Deferred financing costs, net					(2,038)	(2,290)
Mortgage notes payable, net					$336,996	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.71% plus (ii) SOFR. The weighted-average interest rate for the three months ended March 31, 2024 and 2023 was 7.04% and 5.98%, respectively.
(3)The mortgage note secured by The Carmin bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2024 and 2023 was 7.09% and 5.77%, respectively.
(4)The mortgage note secured by Everly Roseland bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2024 and 2023 was 6.79% and 6.00%, respectively.
(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three months ended March 31, 2024 and 2023 was 5.74% and 5.31%, respectively.
As of March 31, 2024, we were in compliance with all loan covenants in our mortgage notes agreements.
Financing Obligation, Net
In connection with The Carmin property, as of March 31, 2024, we hold a financing obligation on our condensed consolidated balance sheets of $53.7 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of March 31, 2024:

Year ($ in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2024 (remaining)	$—	$—	$4	$4
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	220,534	15	220,549
2028	—	—	18	18
2029	—	—	21	21
Thereafter	—	—	36,270	36,270
Total	$—	$339,034	$36,349	$375,383

10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

$ in thousands	March 31, 2024	December 31, 2023
Subscriptions received in advance	$6,853	$3,503
Real estate taxes payable	2,558	2,121
Intangible liabilities, net	1,671	1,770
Accrued interest expense	1,453	1,566
Tenant security deposits	1,324	1,293
Accounts payable and accrued expenses	683	1,359
Prepaid rental income	637	441
Distributions payable	536	478
Common stock repurchases	310	5,458
Total	$16,025	$17,989
11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with Massachusetts Mutual Life Insurance Company (“MassMutual”):

	As of March 31, 2024		As of December 31, 2023
$ in thousands, except share amounts	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,485,652	$486,133	16,320,994	$481,299
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795
For the three months ended March 31, 2024, there was no adjustment to the value of the Class N shares held by MassMutual to our March 31, 2024 NAV per Class N share. For the three months ended March 31, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $12.9 million to adjust the value of the Class N shares held by MassMutual to our March 31, 2023 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of March 31, 2024.
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
As of March 31, 2024 and December 31, 2023, 125 shares of preferred stock are issued and outstanding. Holders of our 12.5% Series A Redeemable Cumulative Preferred Stock (“Series A Preferred Stock”) are entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share, or $62.50 per share per annum. Dividends are cumulative and payable semi-annually. We have the option to redeem shares of our Series A Preferred Stock in whole or in part at any time for the price of $500.00 per share, plus any accrued and unpaid dividends through the date of redemption.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended March 31, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	21,280,804
Issuance of common stock	7,631	115,782	32,613	371,514	15,742	—	543,282
Common stock repurchased	(226)	—	(262)	(242,673)	(15,463)	—	(258,624)
Distribution reinvestment	1,985	1,615	3,677	5,690	2,506	164,658	180,131
Balance at March 31, 2024	622,795	645,665	868,626	4,467,271	1,193,374	13,947,862	21,745,593

	Three Months Ended March 31, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	83,872	—	53,224	265,404	13,601	—	416,101
Common stock repurchased	—	—	—	—	(401,116)	—	(401,116)
Distribution reinvestment	474	—	1,133	4,436	2,430	—	8,473
Balance at March 31, 2023	534,026	351,856	658,895	4,034,345	1,441,933	13,523,324	20,544,379
As discussed in Note 11 — “Class N Redeemable Common Stock”, as of March 31, 2024 and December 31, 2023, all of MassMutual’s Class N shares have been classified as redeemable common stock because MassMutual has the contractual right to redeem the shares under certain circumstances. As of March 31, 2024 and December 31, 2023, as MassMutual was the sole shareholder of Class N shares, all outstanding Class N shares were classified as redeemable common stock.
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three months ended March 31, 2024 and 2023, we declared distributions of $9.0 million and $8.6 million, respectively. We accrued $2.5 million and $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. Additionally, as of March 31, 2024 and December 31, 2023, we accrued $0.5 million and $0.5 million, respectively, for distributions payable to third parties as a component of accounts payable and accrued expenses in our condensed consolidated balance sheets.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4182	$0.4182	$0.4182	$0.4182	$0.4182	$0.4182
Stockholder servicing fee per share(1)	—	(0.0259)	(0.0229)	(0.0104)	—	—	—
Net distributions declared per share	$—	$0.3923	$0.3953	$0.4078	$0.4182	$0.4182	$0.4182

	Three Months Ended March 31, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162
Stockholder servicing fee per share(1)	—	(0.0193)	—	(0.0085)	—	—	—
Net distributions declared per share	$—	$0.3969	$0.4162	$0.4077	$0.4162	$0.4162	$0.4162
(1)See Note 16 — “Related Party Transactions” for a discussion of our stockholder servicing fee.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Invesco REIT Special Limited Partner L.L.C. (“the Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds Class E units in INREIT OP. See Note 16 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. For the three months ended March 31, 2024 and 2023, we recorded an allocation adjustment of approximately $54,000 and $0.6 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended March 31,
$ in thousands	2024	2023
Net loss allocated	$(39)	$(40)
Distributions	$71	$78
Adjustment to carrying value	$54	$568
As of March 31, 2024 and December 31, 2023, distributions payable to the Special Limited Partner were approximately $22,000 and $26,000, respectively.
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

Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three months ended March 31, 2024, we repurchased 250,163 shares of common stock for $7.1 million and fulfilled all repurchase requests that were made. For the three months ended March 31, 2023, we repurchased 401,116 shares of common stock for $13.0 million and fulfilled all repurchase requests that were made.
Share-Based Compensation Plan
For the three months ended March 31, 2024 and 2023, we awarded independent members of our board of directors shares under our 2019 Equity Incentive Plan (the “Incentive Plan”). In November 2023, we granted 2,472 Class E restricted shares. The restricted shares will become unrestricted shares of common stock on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting. For the three months ended March 31, 2024, we recognized approximately $19,000 of compensation expense related to these awards. The unrecognized stock compensation expense on the unvested awards is approximately $45,000. For the three months ended March 31, 2023, we awarded independent members of our board of directors 604 Class E shares and recognized approximately $20,000 of compensation expense related to these awards. As of March 31, 2024, 184,463 shares of common stock remain available for future issuance under the Incentive Plan.
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	March 31, 2024
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Investments in real estate-related securities	$4,316	$31,459	$—	$—	$35,775
Investments in commercial loans	—	—	34,680	—	34,680
Investment in affiliated fund	—	—	—	27,170	27,170
Interest rate caps	—	2,960	—	—	2,960
Interest rate swap	—	2,190	—	—	2,190
Total	$4,316	$36,609	$34,680	$27,170	$102,775

	December 31, 2023
	Fair Value Measurements Using:
$ in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Investments in real estate-related securities	$4,729	$23,301	$—	$—	$28,030
Investments in commercial loans	—	—	34,626	—	34,626
Investment in affiliated fund	—	—	—	27,717	27,717
Interest rate caps	—	3,320	—	—	3,320
Interest rate swap	—	1,498	—	—	1,498
Total	$4,729	$28,119	$34,626	$27,717	$95,191
Our investments in commercial loans consist of two floating rate mezzanine loans we originated and are classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table details our investments in commercial loans:

$ in thousands	Investments in Commercial Loans
Balance as of December 31, 2023	$34,626
Net unrealized gain	54
Balance as of March 31, 2024	$34,680
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of March 31, 2024.

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

	March 31, 2024		December 31, 2023
$ in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage notes payable(1)	$339,034	$334,739	$339,034	$333,605
Total	$339,034	$334,739	$339,034	$333,605
(1)The mortgage notes payable does not include unamortized debt issuance costs.
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

14.Variable Interest Entities

Unconsolidated Variable Interest Entities
Included in our investments as of March 31, 2024 is Homestead, an unconsolidated real estate operating company, which is a VIE where we are not the primary beneficiary. We hold a 50% ownership in through a joint venture with an affiliated Invesco fund which owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded. This investment was deemed a VIE primarily based on the fact that the equity investors at risk lacked the ability to make decisions that significantly impacted the economic performance of the entity. We have determined that we are not the primary beneficiary of this VIE based on the fact that we have shared power of this entity and therefore do not have a controlling financial interest. As of March 31, 2024, our investment in this VIE is approximately $30,000, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. Our maximum future exposure to loss as a result of our involvement with this VIE is estimated to be $2.7 million, which is the capital commitment obligation. We have not provided financial support to this VIE that we were not previously contractually required to provide. All future costs will be funded with capital contributions from us and the affiliated Invesco fund in accordance with our respective ownership percentages.
Included in our investments as of March 31, 2024 is San Simeon Preferred Equity, a limited liability company that owns a multifamily property, which is a VIE where we are not the primary beneficiary. The investment is structured as a preferred membership interest and our membership interest is structured to receive a fixed return. We do not participate in any economic upside or downside of San Simeon Preferred Equity. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with San Simeon Preferred Equity is limited. We have concluded that San Simeon Preferred Equity is a VIE primarily based on the fact that the at risk equity investors lack the power over the entity’s most significant activities. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact San Simeon Preferred Equity’s economic performance. As of March 31, 2024, our investment in this VIE is $27.4 million, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our membership interest and any uncollected distributions.
Included in our investments as of March 31, 2024 is Retail GP Fund, an unconsolidated limited liability company formed to invest in retail properties, which is a VIE of which we are not the primary beneficiary. We hold an 85% ownership interest in ITP LLC. ITP LLC has a 90% interest in Retail GP Fund. However, major decisions require unanimous approval between ITP LLC and the other 10% member of the Retail GP Fund, effectively rendering our voting rights to 50% for any major decisions that would most significantly impact Retail GP Fund’s economic performance. Thus, the voting rights of ITP LLC are not proportional to its obligations to absorb gains and losses while substantially all of the Retail GP Funds activities are conducted on behalf of ITP LLC. As such, we have concluded that the Retail GP Fund is a VIE. We are not the primary beneficiary as we share the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to the fact that a unanimous approval of major decisions is required. As of March 31, 2024, our investment in this VIE is $13.1 million, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our contributions and any uncollected distributions.
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of March 31, 2024 is a VIE for which we are the primary beneficiary. The entity was established in connection with our DST Program. See additional information on the DST Program in Note 15 — “DST Program.” Our involvement with this entity is through our majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity does not provide the equity owners voting rights. We determined that we were the primary beneficiary as (1) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the power to direct the remaining activities of the VIE such as the ability to exercise a fair market value purchase option and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company’s variable interests.
The majority of the operations of the VIE are funded with cash flows from the master lease between the VIE and a wholly-owned subsidiary of the Operating Partnership. We have not provided any financial support to the VIE other than the interests described above.

15.DST Program

In February 2023, we, through our Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific DSTs holding the DST Properties. Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement will be guaranteed by the Operating Partnership, which will retain a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash, at our sole discretion. After a one-year holding period, investors who receive OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of common stock, cash, or a combination of both.

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of March 31, 2024, we have raised $12.8 million related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of March 31, 2024, the 13034 Excelsior and 5201 Industry properties are included in our DST Program and are included in investments in real estate, net in our condensed consolidated financial statements.

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

16.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

$ in thousands	March 31, 2024	December 31, 2023
Advanced general and administrative expenses	$7,891	$9,448
Advanced offering costs	6,376	6,134
Distributions payable	2,504	2,501
Accrued stockholder servicing fee	2,428	2,112
Advanced organization expenses	1,474	1,474
Accrued affiliate service provider expenses	1,035	16
Accrued management fee	310	309
Total	$22,018	$21,994
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among each class of shares based on each class’s relative percentage of aggregate NAV. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three months ended March 31, 2024 and 2023, we incurred management fees of $0.5 million and $0.4 million, respectively. As of March 31, 2024 and December 31, 2023, we accrued $0.3 million of management fees, respectively, as components of due to affiliates on our condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we issued 15,574 and 12,336 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2024, the Adviser submitted 8,461 Class E shares for repurchase by the Company, for a total repurchase amount of $0.3 million. During the three months ended March 31, 2023, we did not repurchase any Class E shares from the Adviser as no repurchase requests were made.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest is calculated and payable on an annual basis. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. For the three months ended March 31, 2024 and 2023, the Special Limited Partner did not earn a performance participation interest. During the three months ended March 31, 2024, the Special Limited Partner submitted 28,982 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million. During the three months ended March 31, 2023, we did not repurchase any Class E units from the Special Limited Partner as no repurchase requests were made.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the ongoing management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance and IT support. The Adviser and its affiliates also facilitate the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the three months ended March 31, 2024 and 2023, we incurred $0.3 million for these expenses, respectively, that were provided by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of March 31, 2024 and December 31, 2023, we have paid approximately $95,000 and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.

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
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the three months ended March 31, 2024, we incurred upfront selling commissions, upfront dealer manager and placement fees of approximately $32,000.
An affiliate of Invesco currently receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the three months ended March 31, 2024, we incurred organizational and offering expense reimbursement fees of approximately $28,000.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the three months ended March 31, 2024, we recorded income from closing cost reimbursements of approximately $28,000 recorded as a component of other revenue on our condensed consolidated statement of operations.
Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the three months ended March 31, 2024, the expense incurred for management and investor servicing fees of approximately $10,000.
For the three months ended March 31, 2023, we did not incur upfront selling commissions, upfront dealer manager, placement, organizational and offering expense reimbursement, management or investor servicing fees as the DST program commenced in February 2023 and the first sale of beneficial interest in the DST occurred in September 2023.
See additional information on the DST Program in Note 15 — “DST Program.”

Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares which have been purchased by affiliates as of March 31, 2024. Any share repurchases or exchanges are not a component of the table but have been described in further detail below.

$ in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual(1)	—	—	—	—	—	16,485,652	$486,133
Invesco Global Property Plus Fund(2)	—	—	—	—	1,994,164	1,992,224	119,500
Invesco Realty, Inc.(3)	165,126	165,126	165,126	416,893	—	738,701	48,216
Members of our board of directors and employees of our Adviser(4)	—	—	—	195	24,648	75,128	2,742
	165,126	165,126	165,126	417,088	2,018,812	19,291,705	$656,591
(1)In accordance with MassMutual’s subscription agreement, we have repurchased 2,537,790 of MassMutual Shares for $74.8 million. The amount presented is inclusive of the shares subsequently repurchased.
(2)Invesco Global Property Plus Fund (“IGP+”) purchased 1,992,224 of Class N shares for $61.0 million, and we subsequently exchanged these Class N shares for 2,028,086 Class I shares. Additionally, we have repurchased a total of 1,711,078 Class E shares and Class I shares from IGP+ for $54.0 million. The amount presented is inclusive of the shares subsequently repurchased.
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
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. Additionally, we will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $7.9 million and $7.6 million, respectively, on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Operating Expenses Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. Additionally, we will reimburse the Adviser for any operating expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of March 31, 2024 and December 31, 2023, the Adviser advanced on our behalf $7.9 million and $9.4 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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

We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2024 did not exceed the charter-imposed limitation.
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
During the three months ended March 31, 2024 and 2023, we incurred approximately $42,000 and $35,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an 85% interest in the Sunbelt Medical Office Portfolio. INREIT OP and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture.
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
See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”
Investment in Affiliated Fund
As of March 31, 2024, we have an investment of $27.2 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of March 31, 2024, we have not called any of the $30.0 million commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 11 — “Class N Redeemable Common Stock.”
17.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2024, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not subject to any material litigation or aware of any pending or threatened material litigation.

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
The following table details the components of operating lease income:

	Three Months Ended March 31,
$ in thousands	2024	2023
Fixed lease payments	$12,891	$13,774
Variable lease payments	1,603	1,726
Rental revenue	$14,494	$15,500
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

$ in thousands	Future Minimum
Year	Rents
2024 (remainder)	$8,822
2025	11,269
2026	11,447
2027	11,254
2028	11,418
2029	8,565
Thereafter	41,863
Total	$104,638
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
19.Segment Reporting
As of March 31, 2024, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, income from commercial loans, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest.

The following table summarizes our total assets by segment:

$ in thousands	March 31, 2024	December 31, 2023
Healthcare	$70,884	$72,234
Office	30,161	30,612
Industrial	140,305	141,081
Self-Storage	99,539	100,181
Multifamily	161,161	161,303
Student Housing	228,136	229,225
Grocery-Anchored Retail	64,333	64,733
Real Estate Debt	89,400	90,019
Corporate and Other	95,854	83,376
Total assets	$979,773	$972,764

The following table summarizes our financial results by segment for the three months ended March 31, 2024:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$741	$2,465	$2,081	$2,855	$5,013	$1,339	$—	$—	$14,494
Income from commercial loans	—	—	—	—	—	—	—	1,130	—	1,130
Other revenue	—	—	117	221	56	317	1	—	28	740
Total revenues	—	741	2,582	2,302	2,911	5,330	1,340	1,130	28	16,364

Expenses:
Rental property operating	—	136	694	2,099	1,083	2,096	476	—	55	6,639
Total expenses	—	136	694	2,099	1,083	2,096	476	—	55	6,639
Income from unconsolidated entities, net	1,476	—	—	—	—	—	—	775	991	3,242
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	651	—	651
Income from real estate-related securities, net	—	—	—	—	—	—	—	—	1,018	1,018
Segment net operating income	$1,476	$605	$1,888	$203	$1,828	$3,234	$864	$2,556	$1,982	$14,636

Segment depreciation and amortization	$(1,678)	$(416)	$(1,376)	$(637)	$(1,346)	$(1,749)	$(500)	$—	$(562)	$(8,264)

General and administrative										(998)
Gain on derivative instruments, net										1,723
Unrealized gain from commercial loans										54
Interest income										298
Interest expense										(5,959)
Management fee - related party										(465)
Other expense										(188)
Net income attributable to Invesco Real Estate Income Trust Inc.										$837
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										22
Net loss attributable to non-controlling interest in INREIT OP										39
Net income attributable to common stockholders										$896
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2024:

$ in thousands
Segment income from unconsolidated entities	$3,242
Depreciation and amortization attributable to unconsolidated entities	(2,240)
Income from unconsolidated entities, net	$1,002

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2024:

$ in thousands
Segment depreciation and amortization	$(8,264)
Depreciation and amortization attributable to unconsolidated entities	2,240
Depreciation and amortization	$(6,024)
The following table summarizes our financial results by segment for the three months ended March 31, 2023:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$725	$2,878	$2,061	$4,041	$4,440	$1,355	$—	$—	$15,500
Income from commercial loans	—	—	—	—		—	—	1,255	—	1,255
Other revenue	—	—	81	230	145	269	—	—	—	725
Total revenues	—	725	2,959	2,291	4,186	4,709	1,355	1,255	—	17,480

Expenses:
Rental property operating	—	150	1,055	1,040	1,514	1,572	443	—	50	5,824
Total expenses	—	150	1,055	1,040	1,514	1,572	443	—	50	5,824
Income from unconsolidated entities, net	694	—	—	—	—	—	—	714	698	2,106
Loss from investments in affiliated fund	—	—	—	—	—	—	—	(933)	—	(933)
Income from real estate-related securities	—		—	—	—	—	—	—	118	118
Segment net operating income	$694	$575	$1,904	$1,251	$2,672	$3,137	$912	$1,036	$766	$12,947

Segment depreciation and amortization	$(1,887)	$(416)	$(1,373)	$(1,904)	$(1,602)	$(1,596)	$(498)	$—	$(674)	$(9,950)

General and administrative										(1,164)
Loss on derivative instruments, net										(1,118)
Interest expense										(6,549)
Management fee - related party										(396)
Other expense										(13)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(6,243)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										755
Net loss attributable to non-controlling interest in INREIT OP										40
Net loss attributable to common stockholders										$(5,450)

The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2023:

$ in thousands
Segment income from unconsolidated entities	$2,106
Depreciation and amortization attributable to unconsolidated entities	(2,559)
Loss from unconsolidated entities, net	$(453)
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2023:

$ in thousands
Segment depreciation and amortization	$(9,950)
Depreciation and amortization attributable to unconsolidated entities	2,559
Depreciation and amortization	$(7,391)

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
Forward Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, distributions, repurchases, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements.
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
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us. We qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2020. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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
As of March 31, 2024, we own or have invested in 49 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of March 31, 2024, we also own real estate-related securities, have an investment in two commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and multifamily residential real estate throughout the United States.
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
As of May 13, 2024, we have received aggregate gross proceeds of $195.7 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of May 13, 2024, we have received gross proceeds of $576.9 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

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

The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023. As of May 13, 2024, we have raised $16.1 million in proceeds from the DST program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, inflation, interest rates and economic uncertainty had the most direct impacts on our performance and financial condition during the first quarter of 2024.
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

Higher market rents, particularly from student housing and residential properties, are contributing to net operating income growth. Our investments are diversified across sectors, including student-housing, multifamily, self-storage, industrial and healthcare.
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

Q1 2024 Highlights
Operating Results
•We declared monthly net distributions totaling $9.0 million for the three months ended March 31, 2024. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.6%	5.6%	5.8%	6.0%	5.7%	5.8%
Year-to-Date Total Return, without upfront selling commissions(2)	(0.1)%	—%	—%	—%	0.2%	0.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(3.6)%	(3.5)%	(1.5)%	—%	0.2%	0.2%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	5.9%	6.0%	6.1%	6.5%	8.1%	10.1%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	4.5%	4.7%	5.5%	6.5%	8.1%	10.1%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended March 31, 2024.
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
Capital Activity
•We raised $20.3 million of net proceeds from the sale of our common stock during the three months ended March 31, 2024 and also raised a total of $12.8 million in proceeds from the DST program as of March 31, 2024.
Investments
•We purchased $15.5 million and sold $8.3 million in real estate-related securities, increasing our investment to $35.8 million.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of March 31, 2024:
The following charts describe the diversification of our investments in real estate based on fair value as of March 31, 2024:

(1)Investment allocation is measured as the asset value of each investment category (real estate property investments, private real estate debt, real estate-related securities or cash) against the total asset value of all investment categories, excluding the value of any third-party interests in such assets. The Real Estate Property Investments segment includes non-controlling interests in retail properties through INREIT’s interest in ITP Investments LLC. See “—Real Estate” and “—Real Estate Debt” below for additional information on these investments. Totals may not sum to 100% due to rounding.
(2)Property Type weighting is measured as the asset value of real estate investments for each sector category (Healthcare, Industrial, Office, Multifamily, Grocery-Anchored Retail, Self-Storage, Student Housing, Private Real Estate Debt, Other) against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. The Other segment includes non-controlling interests in retail properties through our interest in ITP Investments LLC. Real estate investments include our direct property investments, unconsolidated investments, private real estate debt, and our non-controlling interests in retail properties. Totals may not sum to 100% due to rounding.
(3)Geography weighting excludes the asset value of any investments in private real estate debt, real estate-related securities or cash and is measured as the asset value of direct real estate properties and unconsolidated investments for each geographical category (East, Midwest, South, West) against the total asset value of all real estate property investments. Totals may not sum to 100% due to rounding.
As of March 31, 2024, we own interests in 49 properties, which we acquired for a total purchase price of $867.2 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of March 31, 2024:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Healthcare	20	1,030,397 sq. ft.	94%	$168,105	$1,476	7%
Office	1	80,980 sq. ft.	100%	29,500	741	4%
Industrial	6	1,432,432 sq. ft.	78%	146,600	2,582	13%
Self-Storage	10	627,190 sq. ft.	89%	116,611	2,302	11%
Multifamily	1	360 units	98%	155,993	2,911	14%
Student Housing	2	1,489 beds	99%	286,631	5,330	26%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,447	1,340	7%
Other(5)	8	2,364,525 sq. ft.	92%	34,468	1,019	5%
Total	49			$998,355	$17,701	87%

(1)The full amount of unconsolidated properties are included in the amounts presented. The Other segment includes 2.4 million square feet for properties in which we have a non-controlling interest through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these properties.
(2)Based on fair value as of March 31, 2024. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the three months ended March 31, 2024. Healthcare and Other segment revenue includes income (loss) from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of March 31, 2024:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	4	$88,955	$2,556	13%
(1)Based on fair value as of March 31, 2024. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.

(2)Segment revenue is presented for the three months ended March 31, 2024. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC (“San Simeon Preferred Equity”) investment and income from the investment in an affiliated fund.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.
Real Estate
The following table provides information regarding our portfolio of real estate as of March 31, 2024:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	94%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
13034 Excelsior	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
5201 Industry	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Midwest Industrial Portfolio(2)	4	IL, OH, MO	September 2021 / January 2022 / March 2022	95%	115,566	1,338,425	sq. ft.	76%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage Portfolio	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	91%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	88%
University Parkway Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	93%
Bend Self-Storage Portfolio	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	90%
Clarksville Self-Storage Portfolio	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	84%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	98%
Total Multifamily	1				162,023	360	units

Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	100%
The Carmin	1	Tempe, AZ	December 2021	98%	163,692	833	beds	98%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(4)	8	Various(3)	Various(3)	4.5% - 13.5%	14,658	2,364,525	sq. ft.	92%
Total Other	8				14,658	2,364,525	sq. ft.
Total Investment Properties	49				$867,151

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

(2)Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 are collectively presented as Midwest Industrial Portfolio.
(3)We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco. Invesco Global Property Plus Fund, the majority owner in Atlas US, owns more than 10% of our outstanding common stock as of the date of this Report. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
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
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of March 31, 2024. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	34	$3,543	8%	348,217	15%
2025	33	2,773	7%	100,163	4%
2026	38	6,551	16%	292,968	13%
2027	25	1,893	5%	65,791	3%
2028	33	4,757	11%	135,419	6%
2029	23	5,516	13%	439,935	19%
2030	10	2,390	6%	94,170	4%
2031	8	1,220	3%	129,658	6%
2032	9	724	2%	23,319	1%
2033	4	286	1%	9,595	1%
Thereafter	29	11,619	28%	635,922	28%
Total	246	$41,272	100%	2,275,157	100%
(1)Annualized base rent is determined from the annualized March 31, 2024 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 94% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At March 31, 2024, we hold a total equity investment of $27.4 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of March 31, 2024, our investment in CMI was $27.2 million.

As of March 31, 2024, we have the following investments in commercial loans:

				Current Principal Balance		Fair Value
$ in thousands	Origination Date	Loan Type	Interest Rate(1)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	12.54%	$21,800	$21,800	$21,728	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.33%	13,007	13,007	12,952	12,937	2/9/2025
Total				$34,807	$34,807	$34,680	$34,626
(1)Represents the interest rate as of period end. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three months ended March 31, 2024 and 2023, we recognized interest income and loan origination fee income from our investments in commercial loans of $1.1 million and $1.3 million, respectively, in our condensed consolidated statements of operations. For the three months ended March 31, 2024, we recorded an unrealized gain on commercial loans of $0.1 million. As of March 31, 2023, we did not record an unrealized gain or loss on the commercial loans, as the outstanding par value approximated fair value.
Investments in Liquid Real Estate-Related Securities
As of March 31, 2024, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. The following table details our investments in real estate-related securities as of March 31, 2024:

	March 31, 2024
$ in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$32,956	$(1,247)	$31,710	$(251)	$31,459	7.60%	7/22/2026
Common stock of REITs	N/A	N/A	4,065	251	4,316	5.28%	N/A
Total	$32,956	$(1,247)	$35,775	$—	$35,775
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended March 31,		Change
$ in thousands	2024	2023	2024 vs. 2023
Revenues
Rental revenue	$14,494	$15,500	$(1,006)
Income from commercial loans	1,130	1,255	(125)
Other revenue	740	725	15
Total revenues	16,364	17,480	(1,116)
Expenses
Rental property operating	6,639	5,824	815
General and administrative	998	1,164	(166)
Management fee - related party	465	396	69
Depreciation and amortization	6,024	7,391	(1,367)
Total expenses	14,126	14,775	(649)
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,002	(453)	1,455
Gains from real estate-related securities, net	1,018	118	900
Income (loss) from investment in affiliated fund, net	651	(933)	1,584
Gain (loss) on derivative instruments, net	1,723	(1,118)	2,841
Unrealized gain on commercial loans	54	—	54
Interest income	298	—	298
Interest expense	(5,959)	(6,549)	590
Other expense	(188)	(13)	(175)
Total other income (expense), net	(1,401)	(8,948)	7,547
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$837	$(6,243)	$7,080
Dividends to preferred stockholders	$(2)	$(2)	$—
Net loss attributable to non-controlling interests in consolidated joint ventures	22	755	(733)
Net loss attributable to non-controlling interest in INREIT OP	39	40	(1)
Net income (loss) attributable to common stockholders	$896	$(5,450)	$6,346
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue decreased by $1.0 million, other revenue was consistent and rental property operating expenses increased by $0.8 million, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in rental revenue is largely due to the sale of a multifamily property at the end of 2023. This has reduced multi-family rent revenue by $0.7 million for the comparative periods. The increase in rental property operating expenses for the three months ended March 31, 2024 is primarily due to a $1.0 million accrual of promote fees at our self-storage properties which was not present during the same period in 2023.

Income from Commercial Loan and Unrealized Gain on Commercial Loan
During the three months ended March 31, 2024, income from commercial loans decreased $0.1 million compared to the three months ended March 31, 2023, as there was fee income from the origination of a loan in January 2023 that did not recur in 2024. Unrealized gains on commercial loans increased by $0.1 million compared to the three months ended March 31, 2023, driven by changes to the interest rate environment.

General and Administrative Expenses
During the three months ended March 31, 2024, general and administrative expenses decreased $0.2 million compared to the three months ended March 31, 2023. The decrease was due to reductions of corporate level expenses during 2024 compared to the prior period.
Management Fee
During the three months ended March 31, 2024, the management fee increased $0.1 million compared to the three months ended March 31, 2023 due to the increase of our NAV, on which the management fee is based.
Depreciation and Amortization
During the three months ended March 31, 2024, depreciation and amortization decreased $1.4 million compared to the three months ended March 31, 2023, primarily due to the sale of a large multifamily property at the end of 2023 which is no longer contributing toward this expense in 2024.
Income from Unconsolidated Entities, Net
During the three months ended March 31, 2024, our income from unconsolidated entities, net increased $1.5 million compared to the three months ended March 31, 2023. The increase was primarily due to favorable changes on the unrealized losses attributable to the derivative swap for Vida JV LLC combined with increased income across all of our unconsolidated investments.
Gains from Real Estate-Related Securities, Net
During the three months ended March 31, 2024, our unrealized gains from real estate-related securities increased by $0.9 million compared to the three months ended March 31, 2023. The increase in unrealized gains was primarily due to improved market conditions on CMBS investments.
Income from Investment in Affiliated Fund, Net
During the three months ended March 31, 2024, income from investment in affiliated fund increased by $1.6 million compared to the three months ended March 31, 2023. In the prior period, the investment in affiliated fund had net realized and unrealized losses of $1.6 million which did not recur in the current period.
Gain on Derivative Instruments, Net
During the three months ended March 31, 2024, gains from derivative instruments increased by $2.8 million compared to the three months ended March 31, 2023. The majority of the change is due to a favorable change in unrealized valuations in the current period as compared to the prior period.
Interest Income
During the three months ended March 31, 2024, interest income increased by $0.3 million compared to the three months ended March 31, 2023. The increase was primarily due to the commencement of interest earned on cash and cash equivalents beginning at the end of 2023.
Interest Expense
During the three months ended March 31, 2024, interest expense decreased $0.6 million compared to the three months ended March 31, 2023. The decrease is primarily due to the repayment of the mortgage associated with a property sold towards the end of 2023 and no outstanding balance on our revolving line of credit.

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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatements, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) organization expenses advanced by the Adviser, as well as repayment of those expenses, (vi) unrealized losses (gains) from changes in fair value of financial instruments, (vii) non-cash share based compensation awards and amortization of unvested restricted stock awards, (viii) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us (ix) debt extinguishment charges and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate. Beginning December 31, 2023 and going forward, the accrued preferred returns and other operating expenses advanced by the Adviser will be included as a component of FAD and excluded from AFFO so that AFFO more appropriately reflects the performance of our portfolio as these items are directly attributable to our operations. AFFO and FAD in this Form 10-Q for the three months ended March 31, 2024 and 2023 have been adjusted to reflect this change.
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized losses (gains) on investments in financial instruments and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period (c) certain operating expenses advanced by the Adviser, as well as repayment of those expenses, (d) accrued preferred return from preferred membership interest (e) accrued preferred return from preferred equity investment (f) accrued property incentive fees and (g) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in commercial loans. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended March 31,
$ in thousands	2024	2023
Net income (loss)	$896	$(5,450)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	6,024	7,391
Amount attributed to unconsolidated entities for above adjustment	2,240	2,567
Amount attributed to non-controlling interests for above adjustment	(672)	(564)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(106)	(47)
FFO attributable to our stockholders	8,382	3,897
Adjustments to arrive at AFFO:
Straight-line rental income	(175)	(305)
Amortization of capitalized tax abatement(1)	41	144
Amortization of above-market and below-market lease intangibles	(56)	(55)
Amortization of deferred financing costs	312	406
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(2,541)	3,891
Non-cash share based compensation awards	19	20
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	393	1,222
Amount attributed to unconsolidated entities for above adjustments	(47)	(195)
Amount attributed to non-controlling interests for above adjustments	258	(375)
AFFO attributable to our stockholders	6,586	8,650
Adjustments to arrive at FAD:
Non-cash management fee	465	396
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(30)	(315)
Accrued preferred return from preferred membership interest	(285)	(261)
Accrued preferred return from preferred equity investment	(86)	(88)
Stockholder servicing fees	(38)	(15)
Recurring capital expenditures attributed to unconsolidated entities(3)	(861)	(584)
Recurring capital expenditures attributed to non-controlling interests(3)	14	69
Realized losses on financial instruments (4)	1,618	341
Accrued property incentive fees	1,023	—
FAD attributable to our stockholders	$8,406	$8,193
(1)We obtained tax abatements in conjunction with our purchases of the Cortona at Forest Park and 3101 Agler properties with expiration dates of December 31, 2038 and December 31, 2031, respectively. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations in this Quarterly Report on Form 10-Q. In November 2023, Cortona at Forest Park was sold and as of the sale date we are no longer amortizing the tax abatement related to Cortona at Forest Park.
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
(4)Realized losses on financial instruments relates to the sale of real estate related securities and realized losses on our investment in affiliated fund.

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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

$ in thousands	March 31, 2024
Stockholders' equity	$95,789
Adjustments:
Class N redeemable common stock(1)	410,314
Unrealized net real estate and borrowings appreciation(2)	3,589
Accumulated depreciation and amortization(3)	100,765
Organization costs, offering costs and certain operating expenses(4)	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	4,735
Accrued stockholder servicing fee(6)	2,413
Impairment of investments in real estate(7)	6,182
Straight-line rent receivable(8)	(6,492)
NAV	$629,295
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
(5)The Class E units in INREIT Operating Partnership held by Invesco REIT Special Limited Partner L.L.C. have been classified as redeemable common stock, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in INREIT Operating Partnership on our condensed consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C. has the contractual right to redeem the units under certain circumstances.

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
The following table provides a breakdown of the major components of our total NAV as of March 31, 2024:

$ in thousands, except share/unit data
Components of NAV	March 31, 2024
Investments in real estate	$795,773
Investments in unconsolidated entities	143,638
Investments in real estate-related securities	35,775
Investments in commercial loans	34,680
Investments in affiliated fund	27,170
Cash and cash equivalents	36,742
Restricted cash	11,375
Other assets	7,698
Mortgage notes, revolving credit facility and financing obligation, net	(386,448)
Subscriptions received in advance	(6,853)
Other liabilities	(14,782)
Management fee payable	(310)
Accrued stockholder servicing fees	(15)
Non-controlling interests in joint-ventures	(55,148)
Net asset value	$629,295
Number of outstanding shares/units	21,906,300

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024:

$ in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$17,404	$18,078	$24,292	$125,436	$35,165	$404,186	$4,736	$629,295
Number of outstanding shares/units	622,795	645,665	868,626	4,467,271	1,193,373	13,947,862	160,708	21,906,300
NAV Per Share/Unit as of March 31, 2024	$27.9451	$27.9986	$27.9657	$28.0789	$29.4666	$28.9783	$29.4666
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the March 31, 2024 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.0%	5.7%
Office	8.5%	7.3%
Industrial	7.1%	5.9%
Self-Storage	7.8%	5.8%
Multifamily	7.0%	5.5%
Student Housing	7.2%	5.6%
Retail	8.3%	7.3%

These assumptions are determined by Capright, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+2.0%	+1.9%	+1.6%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.6)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.9%	+2.0%	+2.9%	+2.7%	+3.0%	+2.8%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.7)%	(2.4)%	(2.7)%	(2.6)%	(1.8)%

Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the three months ended March 31, 2024:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2024	$0.1307	$0.1325	$0.1359	$0.1395	$0.1395	$0.1395
February 29, 2024	0.1309	0.1325	0.1359	0.1392	0.1392	0.1392
March 28, 2024	0.1307	0.1303	0.1360	0.1395	0.1395	0.1395
Total	$0.3923	$0.3953	$0.4078	$0.4182	$0.4182	$0.4182

For the three months ended March 31, 2024 and 2023, we declared distributions of $9.0 million and $8.6 million, respectively.
The following tables summarizes our distributions declared during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024		March 31, 2023
$ in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,713	41%	$8,289	97%
Reinvested in shares	5,323	59%	289	3%
Total distributions	$9,036	100%	$8,578	100%
Sources of Distributions
Cash flows from operating activities	$1,566	17%	$4,515	53%
Distributions of capital from investments in unconsolidated entities(1)	1,148	13%	1,413	16%
DRIP(3)	5,323	59%	270	3%
Financing proceeds	999	11%	2,380	28%
Total sources of distributions	$9,036	100%	$8,578	100%

Cash flows from operating activities	$1,566		$4,515
Funds from Operations(2)	$8,382		$3,897
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Preferred Equity, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in eight retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. As we elected the fair value option, the distributions received from this investment are classified as investing activities.
(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
(3)Shareholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

Liquidity and Capital Resources
Liquidity

We believe that with respect to liquidity, we are well positioned with $117.1 million of immediate liquidity as of March 31, 2024, made up of $80.3 million of undrawn capacity on our Revolving Credit Facility and $36.7 million of cash and cash equivalents. In addition, we hold $35.8 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
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

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. Additionally, we will reimburse the Adviser for any organization and offering expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $7.9 million and $7.6 million, respectively, on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. Additionally, we will reimburse the Adviser for any operating expenses incurred subsequent to December 31, 2022 that were paid on our behalf. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of March 31, 2024 and December 31, 2023, we have $7.9 million and $9.4 million, respectively, due to the Adviser for general and administrative expenses. These are recorded as a component of due to affiliates on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2024 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and has fully met its commitment as of March 31, 2024.
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
Capital Resources
As of March 31, 2024, our indebtedness includes five mortgages secured by their corresponding properties and a financing obligation. We also have additional funds available to us through our revolving credit facility.
As of March 31, 2024 and December 31, 2023, the Company did not have an outstanding principal balance for its revolving credit facility.

Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America N.A. as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. In September 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. The amendment extended the maturity date to September 6, 2024 and grants an option to extend the term to September 5, 2025, subject to certain conditions. The weighted-average interest rate for the three months ended March 31, 2024 and March 31, 2023 was 7.11% and 6.21%, respectively.

The current maturity date is September 6, 2024 and the amendment grants an option to extend the term to September 5, 2025, subject to certain conditions. As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. As of March 31, 2024, the borrowing capacity on the Revolving Credit Facility was $80.3 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of March 31, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

$ in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date	Maximum Principal Amount	March 31, 2024	December 31, 2023
Bixby Kennesaw	S + applicable margin(2)	9/24/2026	N/A	$53,000	$53,000	$53,000
The Carmin	S + applicable margin(3)	1/1/2025	1/1/2027	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + applicable margin(4)	4/28/2027	4/28/2029	$113,500	110,874	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					339,034	339,034
Deferred financing costs, net					(2,038)	(2,290)
Mortgage notes payable, net					$336,996	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.71% plus (ii) SOFR. The weighted-average interest rate for the three months ended March 31, 2024 and 2023 was 7.04% and 5.98%, respectively.
(3)The mortgage note secured by The Carmin bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2024 and 2023 was 7.09% and 5.77%, respectively.
(4)The mortgage note secured by Everly Roseland bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three months ended March 31, 2024 and 2023 was 6.79% and 6.00%, respectively.
(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three months ended March 31, 2024 and 2023 was 5.74% and 5.31%, respectively.
As of March 31, 2024, we were in compliance with all loan covenants in our mortgage notes.
In connection with The Carmin property, as of March 31, 2024 we hold a financing obligation on our condensed consolidated balance sheets of $53.7 million, net of debt issuance costs.
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
At March 31, 2024, we had cash and cash equivalents of $36.7 million and restricted cash of $11.4 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
$ in thousands	2024	2023
Cash flows provided by operating activities	$1,566	$4,515
Cash flows used in investing activities	(6,634)	(33,610)
Cash flows (used in) provided by financing activities	9,813	2,110
Net (decrease) increase in cash and cash equivalents and restricted cash	$4,745	$(26,985)
Operating Activities
Cash flows provided by operating activities decreased $2.9 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to an increase in interest expense from the rise in interest rates.
Investing Activities
Cash flows used in investing activities decreased $27.0 million during the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to a decrease in investment activity and proceeds from sales of real estate-related securities. These decreases were partially offset by increases due to the purchase of real estate-related securities.
Financing Activities
Cash flows provided by financing activities increased $7.7 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 primarily due to increases in proceeds from common stock, subscriptions in advance, contributions from non-controlling interests and common stock and OP unit distributions totaling $17.4 million. These increases were partially offset by a decrease in net proceeds from borrowings of $9.5 million from the Revolving Credit Facility and mortgages payable.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of March 31, 2024, we had borrowed $339.0 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $264.4 million bears variable rate interest. As of March 31, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.3 million, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of March 31, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.2 million.
As of March 31, 2024, we have originated $34.8 million of variable rate mezzanine commercial loans that are indexed to SOFR. As of March 31, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan portfolio results in a projected increase or decrease in interest income of $0.3 million.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following disclosure modifies the risk factor under the same caption contained in our Annual Report:

Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”), modify prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.

Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On January 1, 2024, we issued 5,076 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On February 1, 2024, we issued 5,244 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On March 1, 2024, we issued 5,254 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On January 12, 2024, we issued 295 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,866.
On February 12, 2024, we issued 290 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,661.
On March 12, 2024, we issued 293 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,682.
On January 12, 2024, we issued 54,241 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
On February 12, 2024, we issued 54,981 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
On March 12, 2024, we issued 55,437 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
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
The following table presents information about the Offering and use of proceeds there from as of March 31, 2024:

$ in thousands (except share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	271,758	293,899	522,626	2,977,422	2,035,552	6,101,257
Gross offering proceeds	$8,700	$8,636	$16,239	$91,719	$59,825	$185,119
Selling commissions and other dealer manager fees	(252)	(89)	(19)	—	—	(360)
Stockholder servicing fees	(76)	(28)	(44)	—	—	(148)
Net offering proceeds	$8,372	$8,519	$16,176	$91,719	$59,825	$184,611
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.

We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $942.1 million of real estate and real estate-related investments, $43.9 million in real estate-related securities and the repurchase of $149.8 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share with respect to joint ventures. See Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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
Under our share repurchase plan, to the extent we choose to repurchase shares in any month, we will only repurchase shares as of the opening of the last calendar day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price, subject to certain limited exceptions. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of our company as a whole, we may choose to repurchase fewer shares in any month than have been requested to be repurchased, or none at all. Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (2)
January 2024	132,819	$28.51	132,819	—
February 2024	109,358	28.34	109,358	—
March 2024	7,986	28.40	7,986	—
	250,163	$28.43	250,163	—
(1)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(2)All repurchase requests under our share repurchase plan were satisfied.
During the three months ended March 31, 2024, we repurchased 8,461 Class E shares from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

10.1	Amendment to the Amended and Restated Advisory Agreement, dated April 24, 2024 (filed as Exhibit 10.1 on Form 8-K on April 29, 2024).

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: May 13, 2024