Form 10-Q
period 2024-06-30
Invesco Real Estate Income Trust Inc.
filed 2024-08-13
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 000-56655
_______________________________________________________________

Invesco Real Estate Income Trust Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________________

Maryland	83-2188696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2300 N Field St Suite 1200 Dallas, Texas (Address of principal executive office)	75201 (Zip Code)
Registrant’s telephone number, including area code: (972)715-7400
2001 Ross Avenue, Suite 3400, Dallas, Texas
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of August 13, 2024, the issuer had the following shares outstanding: 630,807 shares of Class T common stock, 720,371 shares of Class S common stock, 872,479 shares of Class D common stock, 4,670,706 shares of Class I common stock, 1,212,874 shares of Class E common stock and 14,231,408 shares of Class N common stock.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and six months ended June 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60

ITEM 4.	CONTROLS AND PROCEDURES	61

PART II	OTHER INFORMATION	62

ITEM 1.	LEGAL PROCEEDINGS	62

ITEM 1A.	RISK FACTORS	62

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	63

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	64

ITEM 4.	MINE SAFETY DISCLOSURES	64

ITEM 5.	OTHER INFORMATION	65

ITEM 6.	EXHIBITS	66

SIGNATURES		67

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	June 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$677,474	$685,603
Investments in unconsolidated entities	126,398	121,319
Investments in commercial loans, at fair value	34,736	34,626
Investments in real estate-related securities, at fair value	39,441	28,030
Investments in affiliated fund, at fair value	25,995	27,717
Intangible assets, net	18,936	20,730
Cash and cash equivalents	42,778	36,046
Restricted cash	5,218	7,326
Other assets	12,032	11,367
Total assets	$983,008	$972,764

LIABILITIES
Mortgages payable, net	$337,508	$336,744
Financing obligation, net	53,746	53,752
Due to affiliates	22,487	21,994
Accounts payable, accrued expenses and other liabilities	12,556	17,989
Total liabilities	426,297	430,479

Commitments and contingencies (See Note 17)	—	—

Class N redeemable common stock, $0.01 par value per share, 14,116,867 and 13,783,204 shares issued and outstanding, respectively	415,203	405,479
Redeemable non-controlling interest in INREIT OP	3,848	5,658

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares and 125 shares issued and outstanding, respectively ($500.00 per share liquidation preference)	—	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 628,268 and 613,405 shares issued and outstanding, respectively	6	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 681,214 and 528,268 shares issued and outstanding, respectively	7	5
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 865,475 and 832,598 shares issued and outstanding, respectively	9	8
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,601,063 and 4,332,740 shares issued and outstanding, respectively	46	43
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,204,309 and 1,190,589 shares issued and outstanding, respectively	12	12
Additional paid-in capital	226,599	214,297
Accumulated deficit and cumulative distributions	(136,707)	(118,388)
Total stockholders' equity	89,972	96,024
Non-controlling interests in consolidated joint ventures	47,688	35,124
Total equity	137,660	131,148
Total liabilities, redeemable equity instruments and equity	$983,008	$972,764
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands except share amounts	2024	2023	2024	2023
Revenues
Rental revenue	$14,558	$15,552	$29,052	$31,052
Income from commercial loans	1,140	919	2,270	2,174
Other revenue	665	753	1,405	1,478
Total revenues	16,363	17,224	32,727	34,704
Expenses
Rental property operating	5,779	6,768	12,418	12,592
General and administrative	1,765	1,457	2,763	2,621
Management fee - related party	498	418	963	814
Depreciation and amortization	5,919	6,139	11,943	13,530
Total expenses	13,961	14,782	28,087	29,557
Other income (expense), net
Income from unconsolidated entities, net	79	813	1,081	360
Gain (loss) on real estate-related securities, net	737	(195)	1,755	(77)
Income (loss) from investment in affiliated fund, net	505	515	1,156	(418)
Gain on derivative instruments, net	547	3,486	2,270	2,368
Unrealized gain on commercial loans	56	—	110	—
Interest income	477	—	775	—
Interest expense	(6,114)	(7,162)	(12,073)	(13,711)
Other income (expense), net	(301)	85	(489)	72
Total other income (expense), net	(4,014)	(2,458)	(5,415)	(11,406)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(1,612)	$(16)	$(775)	$(6,259)
Dividends to preferred stockholders	$(2)	$(2)	$(4)	$(4)
Issuance and redemption costs of redeemed preferred stock	(24)	—	(24)	—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	475	(39)	497	716
Net (income) loss attributable to non-controlling interest in INREIT OP	3	(8)	42	32
Net loss attributable to common stockholders	$(1,160)	$(65)	$(264)	$(5,515)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.05)	$—	$(0.01)	$(0.27)
Weighted average shares of common stock outstanding, basic and diluted	22,097,383	20,579,561	21,864,651	20,583,036
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658
Proceeds from issuance of common stock, net of offering costs	—	—	1	1	4	—	—	14,781	—	14,787	—	14,787	—	—
Distribution reinvestment	—	—	—	—	—	—	—	444	—	444	—	444	4,835	—
Common stock repurchased	—	—	—	—	(2)	—	—	(7,361)	—	(7,363)	—	(7,363)	—	(867)
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	898	898	(22)	876	—	(39)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4182 gross per share/unit)	—	—	—	—	—	—	—	—	(8,964)	(8,964)	—	(8,964)	—	(71)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	5,472	5,472	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(425)	(425)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(54)	—	(54)	—	(54)	—	54
Balance at March 31, 2024	$41	$6	$6	$9	$45	$12	$—	$222,126	$(126,456)	$95,789	$40,149	$135,938	$410,314	$4,735
Redemption of preferred stock	$(41)	$—	$—	$—	$—	$—	$—	$—	$(24)	$(65)	$—	$(65)	$—	$—
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	4	—	—	11,799	—	11,804	—	11,804	—	—
Distribution reinvestment	—	—	—	—	—	—	—	505	—	505	—	505	4,889	—
Common stock repurchased	—	—	—	—	(3)	—	—	(7,823)	—	(7,826)	—	(7,826)	—	(852)
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,134)	(1,134)	(475)	(1,609)	—	(3)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	(9,091)	(9,091)	—	(9,091)	—	(59)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	8,329	8,329	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(27)	—	(27)	—	(27)	—	27
Balance at June 30, 2024	$—	$6	$7	$9	$46	$12	$—	$226,599	$(136,707)	$89,972	$47,688	$137,660	$415,203	$3,848

See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	12,729	—	12,733	—	12,733	(3)	—
Distribution reinvestment	—	—	—	—	—	—	—	270	—	270	—	270	—	—
Common stock repurchased	—	—	—	—	—	(4)	—	(13,021)	—	(13,025)	—	(13,025)	—	—
Share-based compensation	—	—	—	—	—	—	—	20	—	20	—	20	—	—
Net loss	—	—	—	—	—	—	—	—	(5,448)	(5,448)	(755)	(6,203)	—	(40)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	(8,500)	(8,500)	—	(8,500)	—	(78)
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,976
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	28	28	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(226)	(226)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	12,324	—	12,324	—	12,324	(12,892)	568
Balance at March 31, 2023	$41	$5	$4	$7	$40	$14	$—	$179,933	$(80,806)	$99,238	$29,071	$128,309	$419,709	$7,223
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	2	—	—	11,199	—	11,203	—	11,203	(2)	—
Distribution reinvestment	—	—	—	—	—	—	—	324	—	324	—	324	—	—
Common stock repurchased	—	—	—	—	—	(2)	—	(10,175)	—	(10,177)	—	(10,177)	—	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(63)	(63)	39	(24)	—	8
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock distributions ($0.4155 gross per share)	—	—	—	—	—	—	—	—	(8,491)	(8,491)	—	(8,491)	—	(95)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(177)	(177)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	3,923	—	3,923	—	3,923	(3,941)	18
Balance at June 30, 2023	$41	$6	$4	$8	$42	$12	$—	$185,223	$(89,362)	$95,974	$29,124	$125,098	$415,766	$7,154

See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
in thousands	2024	2023
Cash flows from operating activities:
Net income (loss)	$(775)	$(6,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	963	814
(Income) loss from unconsolidated entities, net	(1,081)	(360)
Depreciation and amortization	11,943	13,530
Share-based compensation	38	39
Straight-line rents	(338)	(624)
Amortization of below-market lease intangibles	(198)	(198)
Amortization of above-market lease intangibles	87	87
Amortization of deferred financing costs	625	853
(Income) loss from investment in affiliated fund, net	(1,156)	418
Unrealized (gain) loss on real estate-related securities, net	(2,191)	616
Unrealized gain on commercials loans	(110)	—
Realized and unrealized loss on derivative instruments, net	334	546
Distributions of earnings from investments in unconsolidated entities	1,941	1,314
Realized loss on sale of real estate-related securities	1,639	384
Other items	172	370
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Increase in other assets	(967)	(842)
(Decrease) increase in due to affiliates	(799)	1,112
Decrease in accounts payable, accrued expenses and other liabilities	(3,382)	(945)
Net cash provided by operating activities	6,745	10,855
Cash flows from investing activities:
Investments in unconsolidated entities	(9,217)	(651)
Distributions of capital from investments in unconsolidated entities	3,278	2,742
Investment in affiliated fund	—	(15,000)
Redemption of investment in affiliated fund	1,652	—
Distribution from affiliated fund	1,228	—
Origination of commercial loans	—	(13,007)
Pre-acquisition deposits	(95)	—
Capital improvements to real estate	(1,986)	(2,533)
Purchase of real estate-related securities	(19,789)	(8,826)
Proceeds from sale of real estate-related securities	9,008	2,590
Net cash used in investing activities	(15,921)	(34,685)
Cash flows from financing activities:
Redemption of preferred stock	(65)	—
Proceeds from issuance of common stock	27,032	24,395
Offering costs paid	(83)	(124)
Repurchase of common stock and OP units	(20,088)	(23,202)
Subscriptions received in advance	1,111	1,619
Proceeds from revolving credit facility	—	34,100
Repayment of revolving credit facility	—	(25,200)
Borrowings from mortgages payable	260	1,716
Purchase of derivative instruments	(300)	(323)
Proceeds from the sale of derivative instruments	574	—
Payment of deferred financing costs	(250)	(300)
Payment of financing obligation	(6)	—
Common stock and INREIT OP unit distributions	(7,442)	(16,350)
Preferred stock dividends	(4)	(4)
Contributions from non-controlling interests	13,801	219
Distributions to non-controlling interests	(740)	(403)
Net cash provided by (used in) financing activities	13,800	(3,857)
Net change in cash and cash equivalents and restricted cash	4,624	(27,687)
Cash and cash equivalents and restricted cash, beginning of period	43,372	45,242
Cash and cash equivalents and restricted cash, end of period	$47,996	$17,555

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$42,778	$11,499
Restricted cash	5,218	6,056
Total cash and cash equivalents and restricted cash	$47,996	$17,555
Supplemental disclosures:
Interest paid	$11,518	$10,175
Non-cash investing and financing activities:
Issuance of Class E OP Units to non-controlling interests	$—	$3,976
Issuance of Class E shares for payment of management fees	$938	$797
Accrued capital expenditures	$6	$334
Distributions payable	$3,050	$2,870
Distribution reinvestment	$10,673	$594
Accrued offering costs due to affiliates	$1,296	$1,137
Adjustment to carrying value of redeemable equity instruments	$81	$(16,247)
Accrued common stock repurchases	$(3,180)	$—
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
The following changes have been made to our financial results by segment tables:

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
in thousands	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Income from unconsolidated investments, net	$5,114	$(1,766)	$3,348	$9,099	$(3,645)	$5,454
Segment net operating income	$15,890	$(1,766)	$14,124	$30,716	$(3,645)	$27,071
Segment depreciation and amortization	$(10,440)	$1,766	$(8,674)	$(22,269)	$3,645	$(18,624)
Segment income from unconsolidated entities	$5,114	$(1,766)	$3,348	$9,099	$(3,645)	$5,454
Depreciation and amortization attributable to unconsolidated entities	$(4,301)	$1,766	$(2,535)	$(8,739)	$3,645	$(5,094)
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
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of each joint venture is included in non-controlling interests in consolidated joint ventures and reported as equity of the Company on our condensed consolidated balance sheets. The non-controlling partner’s interest is generally calculated as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the joint venture partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the joint venture partner is reported as net (income) loss attributable to non-controlling interests in consolidated joint ventures on our condensed consolidated statements of operations.
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

Income Taxes
For the three and six months ended June 30, 2024, we recorded a net tax expense of $0.3 million and $0.4 million, respectively, located within other income (expense), net on our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we recorded a net tax expense of approximately $3,000 and $17,000, respectively, located within other income (expense), net on our condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we had a deferred tax asset of $0.3 million and approximately $24,000, respectively, both of which are offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of June 30, 2024, our tax years 2020 through 2023 remain subject to examination by the United States tax authorities.
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
As of June 30, 2024 and 2023, the effects of dilutive instruments on basic and diluted EPS were not material to our condensed consolidated financial statements.
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
3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	June 30, 2024	December 31, 2023
Building and improvements	$564,090	$563,958
Land and land improvements	148,491	148,411
Furniture, fixtures and equipment	13,241	11,349
Total	725,822	723,718
Accumulated depreciation	(48,348)	(38,115)
Investments in real estate, net	$677,474	$685,603

Impairment
We did not record any impairment losses on our investments in real estate, net, for the three and six months ended June 30, 2024 and 2023, respectively.
4.Investments in Unconsolidated Entities
As of June 30, 2024, we held five investments in unconsolidated entities for an aggregate investment balance of $126.4 million that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of June 30, 2024 and December 31, 2023 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	June 30, 2024	December 31, 2023
Vida JV LLC(2)	42.5%	$68,820	$72,234
San Simeon Preferred Equity(3)	—	27,763	27,488
PTCR Holdco, LLC(4)	—	8,806	8,484
Retail GP Fund(5)	4.5% to 13.5%	20,954	13,150
Homestead Communities, LLC (6)	50.0%	55	(37)
Total		$126,398	$121,319
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of June 30, 2024, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of June 30, 2024, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year options that would extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The original mandatory redemption was due to occur on December 15, 2023. However, on December 15, 2023, San Simeon Preferred Equity exercised the first extension option which makes our preferred membership interest mandatorily redeemable on December 15, 2024. The common member of San Simeon Preferred Equity has one remaining one-year extension. As of June 30, 2024, the investment yields a preferred return rate of 7.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 13.5% in fourteen retail properties.
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

Our share of the unconsolidated entities’ income (loss) for the three and six months ended June 30, 2024 and 2023 were as follows:

	Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Entity	2024	2023	2024	2023
Vida JV LLC	$(704)	$293	$(906)	$(899)
San Simeon Preferred Equity	781	735	1,555	1,448
PTCR Holdco, LLC	269	268	537	534
Retail GP Fund	(377)	(219)	(140)	(459)
Homestead Communities, LLC	110	(264)	35	(264)
Total	$79	$813	$1,081	$360
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	June 30, 2024			December 31, 2023
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$391,518	(230,129)	$161,389	$391,584	(222,238)	$169,346
San Simeon Preferred Equity	130,105	(75,428)	54,677	128,759	(77,428)	51,331
Other	991,295	(520,968)	470,327	507,962	(281,256)	226,706
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	9,590	(1,652)	9,241	$695
San Simeon Preferred Equity	2,791	555	2,502	334
Other	18,256	(1,414)	20,619	(7,666)
Total	30,637	(2,511)	32,362	(6,637)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
in thousands	Revenue	Net income	Revenue	Net income
Vida JV LLC	19,351	(2,125)	18,711	$(2,107)
San Simeon Preferred Equity	5,494	1,130	5,163	947
Other	29,615	(2,353)	33,429	(1,400)
Total	54,460	(3,348)	57,303	(2,560)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three and six months ended June 30, 2024 and 2023, respectively.

5.Investments in Commercial Loans
As of June 30, 2024, we have the following investments in commercial loans:

				Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	12.54%	$21,800	$21,800	$21,769	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.33%	13,007	13,007	12,967	12,937	2/9/2025
Total				$34,807	$34,807	$34,736	$34,626
(1)Represents the interest rate as of period end. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three and six months ended June 30, 2024, we recognized interest income from our investments in commercial loans of $1.1 million and $2.3 million, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we recognized interest income from our investments in commercial loans of $0.9 million and $2.2 million, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, we recorded an unrealized gain on commercial loans of $0.1 million, respectively. For the three and six months ended June 30, 2023, we did not record an unrealized gain or loss on the commercial loans because the outstanding par value approximated fair value.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	June 30, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$35,204	$(1,210)	$33,994	$(190)	$33,804	7.79%	8/23/2026
Common stock of REITs	N/A	N/A	5,409	228	5,637	5.11%	N/A
Total	$35,204	$(1,210)	$39,403	$38	$39,441

	December 31, 2023
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,202	$(1,160)	$24,042	$(741)	$23,301	7.26%	2/13/2039
Preferred stock of REITs	N/A	N/A	2,107	(171)	1,936	6.71%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,241)	2,793	5.51%	N/A
Total	$25,202	$(1,160)	$30,183	$(2,153)	$28,030
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	June 30, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(33,461)	$13,508
Leasing commissions	5,768	(1,837)	3,931
Above-market lease intangibles	1,951	(454)	1,497
Total intangible assets, net	$54,688	$(35,752)	$18,936

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(1,154)	$1,572
Total intangible liabilities, net	$2,726	$(1,154)	$1,572

	December 31, 2023
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(32,085)	$14,884
Leasing commissions	5,768	(1,506)	4,262
Above-market lease intangibles	1,951	(367)	1,584
Total intangible assets, net	$54,688	$(33,958)	$20,730

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(956)	$1,770
Total intangible liabilities, net	$2,726	$(956)	$1,770
The estimated future amortization of our intangibles for each of the next five years and thereafter as of June 30, 2024 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2024 (remainder)	$1,148	$300	$88	$(163)
2025	2,110	612	176	(361)
2026	2,073	610	176	(361)
2027	1,726	531	176	(274)
2028	1,593	496	176	(222)
2029	1,166	340	164	(72)
Thereafter	3,692	1,042	541	(119)
	$13,508	$3,931	$1,497	$(1,572)

8.Other Assets
The following table summarizes the components of other assets:

in thousands	June 30, 2024	December 31, 2023
Derivative instruments	$4,210	$4,818
Deferred rent	3,332	2,994
Prepaid expenses	1,798	713
Capitalized tax abatement, net(1)	1,280	1,363
Receivables, net	541	688
Deposits	144	—
Other	727	791
Total	$12,032	$11,367
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2024, accumulated amortization of the capitalized tax abatement was $0.4 million.
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
The following table summarizes the notional amount and other information related to our interest rate caps and interest rate swaps as of June 30, 2024 and December 31, 2023:

	June 30, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$188,500	$2,578	$2,034	3.29%	0.61
Interest rate swap	1	52,500	N/A	2,176	2.73%	2.83
Total	5	$241,000	$2,578	$4,210

	December 31, 2023
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$178,500	$2,601	$3,320	2.64%	1.14
Interest rate swap	1	52,500	N/A	1,498	2.73%	3.33
Total	5	$231,000	$2,601	$4,818
(1)The notional amount represents the amount of the mortgage note and revolving credit facility borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain on derivative instruments, net on the condensed consolidated statements of operations for the three months ended June 30, 2024, and 2023:

	Three Months Ended June 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$251	$865	$(904)	$212
Interest rate swap	—	348	(13)	335
Total	$251	$1,213	$(917)	$547

	Three Months Ended June 30, 2023
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$1,405	$701	$2,106
Interest rate swap	—	281	1,099	1,380
Total	$—	$1,686	$1,800	$3,486

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain on derivative instruments, net on the condensed consolidated statements of operations for the six months ended June 30, 2024, and 2023:

	Six Months Ended June 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$251	$1,908	$(1,263)	$896
Interest rate swap	—	696	678	1,374
Total	$251	$2,604	$(585)	$2,270

	Six Months Ended June 30, 2023
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$2,500	$(849)	$1,651
Interest rate swap	—	414	303	717
Total	$—	$2,914	$(546)	$2,368

9.Borrowings
Revolving Credit Facility
As of June 30, 2024 and December 31, 2023, the Company did not have an outstanding principal balance on its revolving credit facility.

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

In September 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The amendment extended the maturity date to September 6, 2024 and granted an option to extend the term to September 5, 2025, subject to certain conditions. Effective July 8, 2024, we exercised this extension right, extending the term of the Revolving Credit Facility to September 5, 2025.

The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.12% and 7.11%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.75% and 6.49%, respectively. As of June 30, 2024, the borrowing capacity on the Revolving Credit Facility was $77.7 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of June 30, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date	Maximum Principal Amount	June 30, 2024	December 31, 2023
Bixby Kennesaw	S + applicable margin(2)	9/24/2026	N/A	$53,000	$53,000	$53,000
The Carmin	S + applicable margin(3)	1/1/2025	1/1/2027	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + applicable margin(4)	4/28/2027	4/28/2029	$113,500	111,134	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					339,294	339,034
Deferred financing costs, net					(1,786)	(2,290)
Mortgage notes payable, net					$337,508	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.71% plus (ii) SOFR. The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.04%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.60% and 6.29%, respectively.
(3)The mortgage note secured by The Carmin bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.07% and 7.08%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.40% and 6.09%, respectively.
(4)The mortgage note secured by Everly Roseland bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2024 was 6.77% and 6.78%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.42% and 6.21%, respectively.
(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and six months ended June 30, 2024 was 5.73%, respectively, and 5.57% and 5.44% for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, we were in compliance with all loan covenants in our mortgage note agreements.
Financing Obligation, Net
In connection with The Carmin property, as of June 30, 2024, we hold a financing obligation on our condensed consolidated balance sheets of $53.7 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of June 30, 2024:

in thousands
Year	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2024 (remaining)	$—	$—	$4	$4
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	220,794	15	220,809
2028	—	—	18	18
2029	—	—	21	21
Thereafter	—	—	36,270	36,270
Total	$—	$339,294	$36,349	$375,643

10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	June 30, 2024	December 31, 2023
Real estate taxes payable	$2,873	$2,121
Common stock repurchases	2,278	5,458
Intangible liabilities, net	1,572	1,770
Accrued interest expense	1,495	1,566
Tenant security deposits	1,356	1,293
Subscriptions received in advance	1,111	3,503
Accounts payable and accrued expenses	1,079	1,359
Distributions payable	577	478
Prepaid rental income	215	441
Total	$12,556	$17,989
11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with Massachusetts Mutual Life Insurance Company (“MassMutual”):

	As of June 30, 2024		As of December 31, 2023
in thousands, except share amounts	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,654,657	$491,023	16,320,994	$481,299
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795
For the three and six months ended June 30, 2024, there was no adjustment to the value of the Class N shares held by MassMutual to our June 30, 2024 NAV per Class N share. For the three and six months ended June 30, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $3.9 million and $16.8 million, respectively, to adjust the value of the Class N shares held by MassMutual to our June 30, 2023 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.
Through December 31, 2024, we may choose to repurchase Class N shares from MassMutual on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (i) the aggregate purchase price paid by MassMutual for Class N shares less (ii) $200.0 million less (iii) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through December 31, 2024, we may require MassMutual to purchase additional Class N shares in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were repurchased by us on a monthly basis.
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
On June 30, 2024, we redeemed all issued and outstanding shares of our Series A Preferred Stock for approximately $62,500, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $500.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $24,000 in net income (loss) attributable to common stockholders during the quarter ended June 30, 2024. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share or $62.50 per annum. Dividends were cumulative and payable quarterly in arrears.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Six Months Ended June 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	21,280,804
Issuance of common stock	7,631	115,782	32,613	371,514	15,742	—	543,282
Common stock repurchased	(226)	—	(262)	(242,673)	(15,463)	—	(258,624)
Distribution reinvestment	1,985	1,615	3,677	5,690	2,506	164,658	180,131
Balance at March 31, 2024	622,795	645,665	868,626	4,467,271	1,193,374	13,947,862	21,745,593
Issuance of common stock	3,665	32,743	11,187	379,827	16,418	—	443,840
Common stock repurchased	(257)	—	(18,190)	(252,147)	(8,542)	—	(279,136)
Exchange of common stock	—	—	—	(574)	547	—	(27)
Distribution reinvestment	2,065	2,806	3,852	6,686	2,512	169,005	186,926
Balance at June 30, 2024	628,268	681,214	865,475	4,601,063	1,204,309	14,116,867	22,097,196

	Six Months Ended June 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	83,872	—	53,224	265,404	13,601	—	416,101
Common stock repurchased	—	—	—	—	(401,116)	—	(401,116)
Distribution reinvestment	474	—	1,133	4,436	2,430	—	8,473
Balance at March 31, 2023	534,026	351,856	658,895	4,034,345	1,441,933	13,523,324	20,544,379
Issuance of common stock	36,963	13,951	93,684	235,524	15,596	—	395,718
Common stock repurchased	—	—	—	(39,210)	(284,496)	—	(323,706)
Distribution reinvestment	1,193	—	1,938	4,846	2,543	—	10,520
Balance at June 30, 2023	572,182	365,807	754,517	4,235,505	1,175,576	13,523,324	20,626,911
As discussed in Note 11 — “Class N Redeemable Common Stock”, as of June 30, 2024 and December 31, 2023, all of MassMutual’s Class N shares have been classified as redeemable common stock because MassMutual, the sole shareholder of Class N shares, has the contractual right to redeem the shares under certain circumstances.

Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and six months ended June 30, 2024, we declared distributions of $9.2 million and $18.2 million, respectively. For the three and six months ended June 30, 2023, we declared distributions of $8.6 million and $17.2 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Additionally, as of June 30, 2024 and December 31, 2023, we accrued $0.6 million and $0.5 million, respectively, for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155
Stockholder servicing fee per share(1)	—	(0.0258)	(0.0284)	(0.0103)	—	—	—
Net distributions declared per share	$31.2500	$0.3897	$0.3871	$0.4052	$0.4155	$0.4155	$0.4155

	Three Months Ended June 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155
Stockholder servicing fee per share(1)	—	(0.0235)	(0.0008)	(0.0098)	—	—	—
Net distributions declared per share	$31.2500	$0.3920	$0.4147	$0.4057	$0.4155	$0.4155	$0.4155

	Six Months Ended June 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.8337	$0.8337	$0.8337	$0.8337	$0.8337	$0.8337
Stockholder servicing fee per share(1)	—	(0.0516)	(0.0512)	(0.0207)	—	—	—
Net distributions declared per share	$31.2500	$0.7821	$0.7825	$0.8130	$0.8337	$0.8337	$0.8337

	Six Months Ended June 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317
Stockholder servicing fee per share(1)	—	(0.0429)	(0.0008)	(0.0183)	—	—	—
Net distributions declared per share	$31.2500	$0.7888	$0.8309	$0.8134	$0.8317	$0.8317	$0.8317
(1)See Note 16 — “Related Party Transactions” for a discussion of our stockholder servicing fee.

Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (“the Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds Class E units in INREIT OP. See Note 16 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. For the three and six months ended June 30, 2024, we recorded an allocation adjustment of approximately $27,000 and $81,000, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three and six months ended June 30, 2023, we recorded an allocation adjustment of approximately $18,000 and $0.6 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2024	2023	2024	2023
Net loss allocated	$(3)	$8	$(42)	$(32)
Distributions	$59	$95	$130	$173
Adjustment to carrying value	$27	$18	$81	$586
As of June 30, 2024 and December 31, 2023, distributions payable to the Special Limited Partner were approximately $18,000 and $26,000, respectively.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three and six months ended June 30, 2024, we repurchased 270,675 and 520,837 shares of common stock for $7.6 million and $14.7 million, respectively, and fulfilled all repurchase requests that were made. For the three and six months ended June 30, 2023, we repurchased 323,706 and 724,822 shares of common stock for $10.2 million and $23.2 million, respectively, and fulfilled all repurchase requests that were made.
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	June 30, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Investments in real estate-related securities	$5,637	$33,804	$—	$—	$39,441
Investments in commercial loans	—	—	34,736	—	34,736
Investment in affiliated fund	—	—	—	25,995	25,995
Interest rate caps	—	2,034	—	—	2,034
Interest rate swap	—	2,176	—	—	2,176
Total	$5,637	$38,014	$34,736	$25,995	$104,382

	December 31, 2023
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Investments in real estate-related securities	$4,729	$23,301	$—	$—	$28,030
Investments in commercial loans	—	—	34,626	—	34,626
Investment in affiliated fund	—	—	—	27,717	27,717
Interest rate caps	—	3,320	—	—	3,320
Interest rate swap	—	1,498	—	—	1,498
Total	$4,729	$28,119	$34,626	$27,717	$95,191
Our investments in commercial loans consist of two floating rate mezzanine loans we originated and are classified as Level 3. The commercial loans are carried at fair value based on significant unobservable inputs. The following table details our investments in commercial loans:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2023	$34,626
Net unrealized gain	110
Balance as of June 30, 2024	$34,736
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of June 30, 2024.

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

	June 30, 2024		December 31, 2023
in thousands	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage notes payable(1)	$339,294	$334,722	$339,034	$333,605
Total	$339,294	$334,722	$339,034	$333,605
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
14.Variable Interest Entities

Unconsolidated Variable Interest Entities
Included in our investments as of June 30, 2024 is Homestead, an unconsolidated real estate operating company, which is a VIE where we are not the primary beneficiary. We hold a 50% ownership in through a joint venture with an affiliated Invesco fund which owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded. This investment was deemed a VIE primarily based on the fact that the equity investors at risk lacked the ability to make decisions that significantly impacted the economic performance of the entity. We have determined that we are not the primary beneficiary of this VIE based on the fact that we have shared power of this entity and therefore do not have a controlling financial interest. As of June 30, 2024, our investment in this VIE is approximately $55,000, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. Our maximum future exposure to loss as a result of our involvement with this VIE is estimated to be $2.7 million, which is the capital commitment obligation. We have not provided financial support to this VIE that we were not previously contractually required to provide. All future costs will be funded with capital contributions from us and the affiliated Invesco fund in accordance with our respective ownership percentages.
Included in our investments as of June 30, 2024 is San Simeon Preferred Equity, a limited liability company that owns a multifamily property, which is a VIE where we are not the primary beneficiary. The investment is structured as a preferred membership interest and our membership interest is structured to receive a fixed return. We do not participate in any economic upside or downside of San Simeon Preferred Equity. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with San Simeon Preferred Equity is limited. We have concluded that San Simeon Preferred Equity is a VIE primarily based on the fact that the at risk equity investors lack the power over the entity’s most significant activities. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact San Simeon Preferred Equity’s economic performance. As of June 30, 2024, our investment in this VIE is $27.8 million, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our membership interest and any uncollected distributions.

Included in our investments as of June 30, 2024 is Retail GP Fund, an unconsolidated limited liability company formed to invest in retail properties, which is a VIE of which we are not the primary beneficiary. We hold an 85% ownership interest in ITP LLC. ITP LLC has a 90% interest in Retail GP Fund. However, major decisions require unanimous approval between ITP LLC and the other 10% member of the Retail GP Fund, effectively rendering our voting rights to 50% for any major decisions that would most significantly impact Retail GP Fund’s economic performance. Thus, the voting rights of ITP LLC are not proportional to its obligations to absorb gains and losses while substantially all of the Retail GP Funds activities are conducted on behalf of ITP LLC. As such, we have concluded that the Retail GP Fund is a VIE. We are not the primary beneficiary as we share the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to the fact that a unanimous approval of major decisions is required. As of June 30, 2024, our investment in this VIE is $21.0 million, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our contributions and any uncollected distributions.
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of June 30, 2024 is a VIE for which we are the primary beneficiary. The entity was established in connection with our DST Program. See additional information on the DST Program in Note 15 — “DST Program.” Our involvement with this entity is through our majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity does not provide the equity owners voting rights. We determined that we were the primary beneficiary as (1) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the power to direct the remaining activities of the VIE such as the ability to exercise a fair market value purchase option and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company’s variable interests.
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

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of June 30, 2024, we have raised $19.8 million related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of June 30, 2024, the 13034 Excelsior and 5201 Industry properties are included in our DST Program and are included in investments in real estate, net in our condensed consolidated financial statements.

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

16.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	June 30, 2024	December 31, 2023
Advanced general and administrative expenses	$7,957	$9,448
Advanced offering costs	6,757	6,134
Distributions payable	2,473	2,501
Accrued stockholder servicing fee	2,455	2,112
Advanced organization expenses	1,474	1,474
Accrued affiliate service provider expenses	1,037	16
Accrued management fee	334	309
Total	$22,487	$21,994
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among each class of shares based on each class’s relative percentage of aggregate NAV. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and six months ended June 30, 2024, we incurred management fees of $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2023, we incurred management fees of $0.4 million and $0.8 million, respectively. As of June 30, 2024 and December 31, 2023, we accrued $0.3 million of management fees, respectively, as components of due to affiliates on our condensed consolidated balance sheets. During the three and six months ended June 30, 2024, we issued 16,785 and 32,333 Class E shares, respectively, as payment for the management fees earned. During the three and six months ended June 30, 2023, we issued 13,348 and 25,684 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and six months ended June 30, 2024, the Adviser submitted 8,461 and 16,921 Class E shares for repurchase by the Company, for total repurchase amounts of $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2023, we did not repurchase any Class E shares from the Adviser as no repurchase requests were made.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest is calculated and payable on an annual basis. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. For the three and six months ended June 30, 2024 and 2023, the Special Limited Partner did not earn a performance participation interest. During the three and six months ended June 30, 2024, the Special Limited Partner submitted 28,982 and 57,965 Class E units for repurchase by the Company, for total repurchase amounts of $0.9 million and $1.7 million, respectively. During the three and six months ended June 30, 2023, we did not repurchase any Class E units from the Special Limited Partner as no repurchase requests were made.

Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain operational costs and bundled contracts to third-party vendors that directly relate to the ongoing management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance and IT support. The Adviser and its affiliates also facilitate the payment of travel expenses incurred by the management team and support personnel on behalf of the Company. During the three and six months ended June 30, 2024, we incurred $0.2 million and $0.6 million, respectively, for expenses incurred by the Adviser. During the three and six months ended June 30, 2023, we incurred $0.2 million and $0.6 million, respectively, for expenses incurred by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of June 30, 2024 and December 31, 2023, we have paid $0.1 million and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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

DST Program Fees and Expenses
Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the Dealer Manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the three and six months ended June 30, 2024, we incurred upfront selling commissions, upfront dealer manager and placement fees of approximately $88,000 and $0.1 million, respectively.
An affiliate of Invesco currently receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the three and six months ended June 30, 2024, we incurred organizational and offering expense reimbursement fees of approximately $36,000 and $64,000, respectively.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the three and six months ended June 30, 2024, we recorded income from closing cost reimbursements of approximately $36,000 and $64,000, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations.
Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the three and six months ended June 30, 2024, the expense incurred for management and investor servicing fees was approximately $17,000 and $27,000, respectively.
For the three and six months ended June 30, 2023, we did not incur upfront selling commissions, upfront dealer manager, placement, organizational and offering expense reimbursement, management or investor servicing fees as the DST program commenced in February 2023 and the first sale of beneficial interest in the DST occurred in September 2023.
See additional information on the DST Program in Note 15 — “DST Program.”
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares, which are held by affiliates as of June 30, 2024.

in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,116,867	$416,228
Invesco Global Property Plus Fund	—	—	—	1,193,393	834,416	—	57,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	115,939	—	3,202
	351,856	351,856	351,856	1,504,676	950,355	14,116,867	$515,946
(1)Members of our board of directors and employees of our Adviser are made up of officers of the Company or employees who serve on the Company’s steering committee.
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of June 30, 2024 and December 31, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $8.2 million and $7.6 million, respectively, on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Operating Expenses Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of June 30, 2024 and December 31, 2023, the Adviser advanced on our behalf $8.0 million and $9.4 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2024 did not exceed the charter-imposed limitation.
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
During the three and six months ended June 30, 2024, we incurred approximately $47,000 and $89,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and six months ended June 30, 2023, we incurred approximately $41,000 and $76,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco and a majority owned subsidiary of Invesco Global Property Plus Fund (“IGP+”). The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”

Investment in Affiliated Fund
As of June 30, 2024, we have an investment of $26.0 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Other
We have a $30.0 million commitment from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of June 30, 2024, we have not called any of the $30.0 million commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 11 — “Class N Redeemable Common Stock.”
17.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2024, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of operating lease income:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2024	2023	2024	2023
Fixed lease payments	$12,993	$13,724	$25,884	$27,498
Variable lease payments	1,565	1,828	3,168	3,554
Rental revenue	$14,558	$15,552	$29,052	$31,052
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents
2024 (remainder)	$5,810
2025	11,269
2026	11,447
2027	11,254
2028	11,418
2029	8,563
Thereafter	41,863
Total	$101,623

Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
19.Segment Reporting
As of June 30, 2024, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, income from commercial loans, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest.
The following table summarizes our total assets by segment:

in thousands	June 30, 2024	December 31, 2023
Healthcare	$68,820	$72,234
Office	29,600	30,612
Industrial	139,062	141,081
Self-Storage	99,234	100,181
Multifamily	159,681	161,303
Student Housing	225,512	229,225
Grocery-Anchored Retail	63,602	64,733
Real Estate Debt	88,680	90,019
Corporate and Other	108,817	83,376
Total assets	$983,008	$972,764

The following table summarizes our financial results by segment for the three months ended June 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$741	$2,346	$2,138	$2,940	$4,964	$1,429	$—	$—	$14,558
Income from commercial loans	—	—	—	—	—	—	—	1,140	—	1,140
Other revenue	—	—	60	222	61	285	1	—	36	665
Total revenues	—	741	2,406	2,360	3,001	5,249	1,430	1,140	36	16,363

Expenses:
Rental property operating	—	162	800	683	1,433	2,082	442	—	177	5,779
Total expenses	—	162	800	683	1,433	2,082	442	—	177	5,779
Income from unconsolidated entities, net	952	—	—	—	—	—	—	781	555	2,288
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	505	—	505
Gain on real estate-related securities, net	—	—	—	—	—	—	—	—	737	737
Segment net operating income	$952	$579	$1,606	$1,677	$1,568	$3,167	$988	$2,426	$1,151	$14,114

Segment depreciation and amortization	$(1,656)	$(416)	$(1,384)	$(638)	$(1,214)	$(1,722)	$(545)	$—	$(553)	$(8,128)

General and administrative										(1,765)
Gain on derivative instruments, net										547
Unrealized gain on commercial loans										56
Interest income										477
Interest expense										(6,114)
Management fee - related party										(498)
Other expense										(301)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(1,612)
Dividends to preferred stockholders										$(2)
Issuance and redemption costs of redeemed preferred stock										(24)
Net loss attributable to non-controlling interests in consolidated joint ventures										475
Net loss attributable to non-controlling interest in INREIT OP										3
Net loss attributable to common stockholders										$(1,160)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2024:

in thousands
Segment income from unconsolidated entities	$2,288
Depreciation and amortization attributable to unconsolidated entities	(2,209)
Income from unconsolidated entities, net	$79

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2024:

in thousands
Segment depreciation and amortization	$(8,128)
Depreciation and amortization attributable to unconsolidated entities	2,209
Depreciation and amortization	$(5,919)
The following table summarizes our financial results by segment for the three months ended June 30, 2023:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$728	$2,572	$2,098	$4,114	$4,416	$1,624	$—	$—	$15,552
Income from commercial loans	—	—	—	—	—	—	—	919	—	919
Other revenue	—	—	89	236	171	257	—	—	—	753
Total revenues	—	728	2,661	2,334	4,285	4,673	1,624	919	—	17,224

Expenses:
Rental property operating	—	127	1,535	1,048	1,574	1,892	474	—	118	6,768
Total expenses	—	127	1,535	1,048	1,574	1,892	474	—	118	6,768
Income from unconsolidated entities, net	2,121	—	—	—	—	—	—	733	494	3,348
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	515	—	515
Loss on real estate-related securities, net	—	—	—	—	—	—	—	—	(195)	(195)
Segment net operating income	$2,121	$601	$1,126	$1,286	$2,711	$2,781	$1,150	$2,167	$181	$14,124

Segment depreciation and amortization	$(1,828)	$(416)	$(1,386)	$(621)	$(1,602)	$(1,615)	$(497)	$—	$(709)	$(8,674)

General and administrative										(1,457)
Gain on derivative instruments, net										3,486
Interest expense										(7,162)
Management fee - related party										(418)
Other income										85
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(16)
Dividends to preferred stockholders										$(2)
Net income attributable to non-controlling interests in consolidated joint ventures										(39)
Net income attributable to non-controlling interest in INREIT OP										(8)
Net loss attributable to common stockholders										$(65)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2023:

in thousands
Segment income from unconsolidated entities	$3,348
Depreciation and amortization attributable to unconsolidated entities	(2,535)
Income from unconsolidated entities, net	$813
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2023:

in thousands
Segment depreciation and amortization	$(8,674)
Depreciation and amortization attributable to unconsolidated entities	2,535
Depreciation and amortization	$(6,139)

The following table summarizes our financial results by segment for the six months ended June 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,482	$4,811	$4,219	$5,795	$9,977	$2,768	$—	$—	$29,052
Income from commercial loan	—	—	—	—	—	—	—	2,270	—	2,270
Other revenue	—	—	177	443	117	602	2	—	64	1,405
Total revenues	—	1,482	4,988	4,662	5,912	10,579	2,770	2,270	64	32,727

Expenses:
Rental property operating	—	298	1,494	2,782	2,516	4,178	918	—	232	12,418
Total expenses	—	298	1,494	2,782	2,516	4,178	918	—	232	12,418
Income from unconsolidated entities, net	2,428	—	—	—	—	—	—	1,556	1,546	5,530
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	1,156	—	1,156
Gain on real estate-related securities, net	—	—	—	—	—	—	—	—	1,755	1,755
Segment net operating income	$2,428	$1,184	$3,494	$1,880	$3,396	$6,401	$1,852	$4,982	$3,133	$28,750

Segment depreciation and amortization	$(3,334)	$(832)	$(2,760)	$(1,275)	$(2,560)	$(3,471)	$(1,045)	$—	$(1,115)	$(16,392)

General and administrative										(2,763)
Gain on derivative instruments, net										2,270
Unrealized loss on commercial loans										110
Interest income										775
Interest expense										(12,073)
Management fee - related party										(963)
Other expense										(489)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(775)
Dividends to preferred stockholders										$(4)
Issuance and redemption costs of redeemed preferred stock										(24)
Net loss attributable to non-controlling interests in consolidated joint ventures										497
Net loss attributable to non-controlling interest in INREIT OP										42
Net loss attributable to common stockholders										$(264)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2024:

in thousands
Segment income from unconsolidated entities	$5,530
Depreciation and amortization attributable to unconsolidated entities	(4,449)
Income from unconsolidated entities, net	$1,081

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2024:

in thousands
Segment depreciation and amortization	$(16,392)
Depreciation and amortization attributable to unconsolidated entities	4,449
Depreciation and amortization	$(11,943)

The following table summarizes our financial results by segment for the six months ended June 30, 2023:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,453	$5,450	$4,159	$8,155	$8,856	$2,979	$—	$—	$31,052
Income from commercial loan	—	—	—	—	—	—	—	2,174	—	2,174
Other revenue	—	—	170	466	316	526	—	—	—	1,478
Total revenues	—	1,453	5,620	4,625	8,471	9,382	2,979	2,174	—	34,704

Expenses:
Rental property operating	—	277	2,590	2,088	3,088	3,464	917	—	168	12,592
Total expenses	—	277	2,590	2,088	3,088	3,464	917	—	168	12,592
Income from unconsolidated entities, net	2,815	—	—	—	—	—	—	1,447	1,192	5,454
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	(418)	—	(418)
Gain on real estate-related securities, net	—	—	—	—	—	—	—	—	(77)	(77)
Segment net operating income	$2,815	$1,176	$3,030	$2,537	$5,383	$5,918	$2,062	$3,203	$947	$27,071

Segment depreciation and amortization	$(3,714)	$(832)	$(2,759)	$(2,525)	$(3,204)	$(3,211)	$(995)	$—	$(1,384)	$(18,624)

General and administrative										(2,621)
Gain on derivative instruments, net										2,368
Interest expense										(13,711)
Management fee - related party										(814)
Other income										72
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(6,259)
Dividends to preferred stockholders										$(4)
Net loss attributable to non-controlling interests in consolidated joint ventures										716
Net loss attributable to non-controlling interest in INREIT OP										32
Net loss attributable to common stockholders										$(5,515)

The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2023:

in thousands
Segment income from unconsolidated entities	$5,454
Depreciation and amortization attributable to unconsolidated entities	(5,094)
Income from unconsolidated entities, net	$360
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2023:

in thousands
Segment depreciation and amortization	$(18,624)
Depreciation and amortization attributable to unconsolidated entities	5,094
Depreciation and amortization	$(13,530)

20.Subsequent Events
Acquisitions of Real Estate
Subsequent to June 30, 2024, we acquired an industrial property for $8.6 million, exclusive of acquisition-related costs. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for this asset acquisition.

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
As of June 30, 2024, we own or have invested in 55 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of June 30, 2024, we also own real estate-related securities, have an investment in two commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
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
As of August 13, 2024, we have received aggregate gross proceeds of $201.3 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of August 13, 2024, we have received gross proceeds of $581.9 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings and general cash flows from operations. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

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

The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023. As of August 13, 2024, we have raised $23.0 million in proceeds from the DST program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, inflation, interest rates and economic uncertainty had the most direct impacts on our performance and financial condition during the second quarter of 2024.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Investors continue to digest inflation and economic trend data, along with various geopolitical factors. Of note, the United States Presidential election will capture global attention over the balance of the year and could create additional volatility in the equity and credit markets. These macro variables can affect financing costs, property and securities valuations, capital raising, real estate transaction volume, rental income and operating expenses.
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

Q2 2024 Highlights
Operating Results
•We declared monthly net distributions totaling $9.2 million for the three months ended June 30, 2024. The details of the average annualized distributions rates and total returns are show in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.6%	5.6%	5.8%	6.0%	5.7%	5.8%
Year-to-Date Total Return, without upfront selling commissions(2)	0.1%	0.3%	0.3%	0.4%	0.8%	0.8%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(3.4)%	(3.3)%	(1.2)%	0.4%	0.8%	0.8%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	5.5%	5.6%	5.7%	6.1%	7.6%	9.6%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	4.2%	4.4%	5.2%	6.1%	7.6%	9.6%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended June 30, 2024.
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
Capital Activity
•We raised $17.4 million of net proceeds from the sale of our common stock during the three months ended June 30, 2024 and also raised a total of $19.8 million in proceeds from the DST program as of June 30, 2024.
Financings
•We exercised the extension right on the Revolving Credit Facility, effective July 8, 2024, which extended the maturity date to September 5, 2025.
Investments
•We purchased $4.3 million and sold $0.7 million in real estate-related securities, increasing our investment to $39.4 million during the three months ended June 30, 2024.
•We increased our investment in our Retail GP Fund by $8.8 million as a result of one new investment bringing our net investment to $21.0 million.
•We redeemed all issued and outstanding shares of our Series A Preferred Stock for approximately $62,500, plus accrued and unpaid dividends on June 30, 2024.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of June 30, 2024:
The following charts describe the diversification of our investments in real estate based on fair value as of June 30, 2024:

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
As of June 30, 2024, we own interests in 55 properties, which we acquired for a total purchase price of $886.1 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of June 30, 2024:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds(1)	Occupancy Rate	Gross Asset Value ($ in thousands)(2)	Segment Revenue ($ in thousands)(3)	Percentage of Total Segment Revenue(4)
Student Housing	2	1,489 beds	97%	$286,828	$10,579	26%
Healthcare	20	1,030,397 sq. ft.	94%	167,847	2,428	6%
Multifamily	1	360 units	99%	155,994	5,912	14%
Industrial	6	1,432,432 sq. ft.	78%	146,949	4,988	12%
Self-Storage	10	627,190 sq. ft.	90%	115,238	4,662	11%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,200	2,770	7%
Other(5)	14	4,752,008 sq. ft.	94%	53,402	3,365	8%
Office	1	80,980 sq. ft.	100%	29,000	1,482	4%
Total	55			$1,015,458	$36,186	88%

(1)The full amount of unconsolidated properties is included in the amounts presented.
(2)Based on fair value as of June 30, 2024. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(3)Segment revenue is presented for the six months ended June 30, 2024. Healthcare and Other segment revenue includes income from unconsolidated entities.
(4)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(5)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of June 30, 2024:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	4	$88,330	$4,982	12%
(1)Based on fair value as of June 30, 2024. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2024. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC (“San Simeon Preferred Equity”) investment and income from the investment in an affiliated fund.

(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.
Real Estate
The following table provides information regarding our portfolio of real estate as of June 30, 2024:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	94%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
13034 Excelsior	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
5201 Industry	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Midwest Industrial Portfolio(2)	4	IL, OH, MO	September 2021 / January 2022 / March 2022	95%	115,566	1,338,425	sq. ft.	76%
Total Industrial	6				146,643	1,432,432	sq. ft.

Self-Storage:
Salem Self-Storage Portfolio	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	91%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	93%
University Parkway Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	96%
Bend Self-Storage Portfolio	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	92%
Clarksville Self-Storage Portfolio	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	84%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	99%
Total Multifamily	1				162,023	360	units

Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	96%
The Carmin	1	Tempe, AZ	December 2021	98%	163,692	833	beds	97%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(4)	14	Various(3)	Various(3)	4.5% - 13.5%	33,592	4,752,008	sq. ft.	93%
Total Other	14				33,592	4,752,008	sq. ft.
Total Investment Properties	55				$886,085

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
(2)Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 are collectively presented as Midwest Industrial Portfolio.

(3)We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco. Invesco Global Property Plus Fund (“IGP+”), the majority owner in Atlas US, owns more than 10% of our outstanding common stock as of the date of this Report. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
(4)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties. The properties were acquired over several transactions from October 2021 to June 2024 and are located throughout the United States.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of June 30, 2024. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	29	$3,361	8%	338,687	15%
2025	33	2,786	7%	100,163	4%
2026	38	6,560	16%	292,968	13%
2027	26	1,975	5%	68,326	3%
2028	34	4,817	11%	137,579	7%
2029	23	5,551	13%	439,370	19%
2030	12	2,500	6%	96,102	4%
2031	9	1,288	3%	132,671	6%
2032	9	724	2%	23,319	1%
2033	4	286	1%	9,595	—%
Thereafter	29	11,709	28%	635,656	28%
Total	246	$41,556	100%	2,274,436	100%
(1)Annualized base rent is determined from the annualized June 30, 2024 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 94% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At June 30, 2024, we hold a total equity investment of $27.8 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of June 30, 2024, our investment in CMI was $26.0 million.

As of June 30, 2024, we have the following investments in commercial loans:

				Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	12.54%	$21,800	$21,800	$21,769	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.33%	13,007	13,007	12,967	12,937	2/9/2025
Total				$34,807	$34,807	$34,736	$34,626
(1)Represents the interest rate as of period end. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
For the three and six months ended June 30, 2024, we recognized interest income from our investments in commercial loans of $1.1 million and $2.3 million, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, we recognized interest income from our investments in commercial loans of $0.9 million and $2.2 million, respectively, in our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, we recorded an unrealized gain on commercial loans of $0.1 million, respectively. For the three and six months ended June 30, 2023, we did not record an unrealized gain or loss on the commercial loans because the outstanding par value approximated fair value.
Investments in Liquid Real Estate-Related Securities
As of June 30, 2024, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. The following table details our investments in real estate-related securities as of June 30, 2024:

	June 30, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$35,204	$(1,210)	$33,994	$(190)	$33,804	7.79%	8/23/2026
Common stock of REITs	N/A	N/A	5,409	228	5,637	5.11%	N/A
Total	$35,204	$(1,210)	$39,403	$38	$39,441
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
in thousands	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenues
Rental revenue	$14,558	$15,552	$(994)	$29,052	$31,052	$(2,000)
Income from commercial loans	1,140	919	221	2,270	2,174	96
Other revenue	665	753	(88)	1,405	1,478	(73)
Total revenues	16,363	17,224	(861)	32,727	34,704	(1,977)
Expenses
Rental property operating	5,779	6,768	(989)	12,418	12,592	(174)
General and administrative	1,765	1,457	308	2,763	2,621	142
Management fee - related party	498	418	80	963	814	149
Depreciation and amortization	5,919	6,139	(220)	11,943	13,530	(1,587)
Total expenses	13,961	14,782	(821)	28,087	29,557	(1,470)
Other income (expense), net
Income from unconsolidated entities, net	79	813	(734)	1,081	360	721
Gain (loss) on real estate-related securities, net	737	(195)	932	1,755	(77)	1,832
Income (loss) from investment in affiliated fund, net	505	515	(10)	1,156	(418)	1,574
Gain on derivative instruments, net	547	3,486	(2,939)	2,270	2,368	(98)
Unrealized gain on commercial loans	56	—	56	110	—	110
Interest income	477	—	477	775	—	775
Interest expense	(6,114)	(7,162)	1,048	(12,073)	(13,711)	1,638
Other income (expense), net	(301)	85	(386)	(489)	72	(561)
Total other income (expense), net	(4,014)	(2,458)	(1,556)	(5,415)	(11,406)	5,991
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(1,612)	$(16)	$(1,596)	$(775)	$(6,259)	$5,484
Dividends to preferred stockholders	$(2)	$(2)	$—	$(4)	$(4)	$—
Issuance and redemption costs of redeemed preferred stock	(24)	—	(24)	(24)	—	(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	475	(39)	514	497	716	(219)
Net (income) loss attributable to non-controlling interest in INREIT OP	3	(8)	11	42	32	10
Net loss attributable to common stockholders	$(1,160)	$(65)	$(1,095)	$(264)	$(5,515)	$5,251
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue decreased by $1.0 million, other revenue decreased by $0.1 million and rental property operating expenses decreased by $1.0 million for the three months ended June 30, 2024 as compared to the same period in 2023. Rental revenue decreased by $2.0 million, other revenue decreased by $0.1 million and rental property operating expenses decreased by $0.2 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in rental revenue is largely due to the sale of a multifamily property at the end of 2023. This has reduced multi-family rent revenue and property operating expense for the comparative periods. Property operating expense for the six months ended June 30, 2024 is offset by a $0.7 million accrual of promote fees at our self-storage properties which was not present during the same period in 2023. Other revenue is consistent with comparative periods in 2023 and the decrease is due to normal fluctuations in other revenue spread amongst all properties.

Income from Commercial Loan and Unrealized Gain on Commercial Loan
During the three and six months ended June 30, 2024, income from commercial loans increased $0.2 million and $0.1 million, respectively, compared to the three and six months ended June 30, 2023. Higher interest rates have generated higher interest income in 2024. Unrealized gains on commercial loans increased by $0.1 million compared to the three and six months ended June 30, 2023 driven by changes to the interest rate environment as compared to 2023.
General and Administrative
During the three and six months ended June 30, 2024, general and administrative expenses increased $0.3 million and $0.1 million, respectively, compared to the three and six months ended June 30, 2023. The increase was due to higher corporate level expenses during 2024 compared to the prior period.
Management Fee - Related Party
During the three and six months ended June 30, 2024, the management fee increased $0.1 million compared to the three and six months ended June 30, 2023 due to the increase of our NAV, on which the management fee is based.
Depreciation and Amortization
During the three and six months ended June 30, 2024, depreciation and amortization decreased $0.2 million and $1.6 million compared to the three and six months ended June 30, 2023 primarily due to the sale of a large multifamily property at the end of 2023 which is no longer contributing toward this expense in 2024.
Income from Unconsolidated Entities, Net
During the three and six months ended June 30, 2024, our income from unconsolidated entities, net decreased $0.7 million and increased by $0.7 million, respectively, compared to the three and six months ended June 30, 2023. The decrease for the three months ended June 30, 2024 was primarily due to unfavorable changes on the unrealized losses attributable to the derivative swaps of approximately $0.9 million. The increase for the six months ended June 30, 2024 is primarily due to increased income across all of our unconsolidated investments together with less depreciation expense due to the sale of two Retail GP Fund properties at the end of 2023.
Gain (Loss) on Real Estate-Related Securities, Net
During the three and six months ended June 30, 2024, our unrealized gains on real estate-related securities increased by $0.9 million and $1.8 million, respectively, compared to the three and six months ended June 30, 2023. The increase in unrealized gains was primarily due to improved market conditions on CMBS investments.
Income (Loss) from Investment in Affiliated Fund, Net
During the three and six months ended June 30, 2024, income from investment in affiliated fund was consistent and increased by $1.6 million, respectively, compared to the three and six months ended June 30, 2023. In the first quarter of the prior period, the investment in affiliated fund had net realized and unrealized losses of $1.6 million which did not recur in the current period.
Gain on Derivative Instruments, Net
During the three and six months ended June 30, 2024, gains on derivative instruments decreased by $2.9 million and $0.1 million compared to the three and six months ended June 30, 2023. The majority of the change for the three months ended June 30, 2024 is due to an unfavorable change in unrealized valuations in the current period of $2.7 million as compared to the prior period. For the six months ended June 30, 2024, gains on derivative instruments were consistent with prior period.
Interest Income
During the three and six months ended June 30, 2024, interest income increased by $0.5 million and $0.8 million, respectively, compared to the three and six months ended June 30, 2023. The increase was primarily due to the commencement of interest earned on cash and cash equivalents beginning at the end of 2023.

Interest Expense
During the three and six months ended June 30, 2024, interest expense decreased $1.0 million and by $1.6 million, respectively, compared to the three and six months ended June 30, 2023. The decrease is primarily due to the repayment of the mortgage associated with a property sold towards the end of 2023 and no outstanding balance on our revolving line of credit.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatements, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) organization expenses advanced by the Adviser, as well as repayment of those expenses, (vi) unrealized losses (gains) from changes in fair value of financial instruments, (vii) non-cash share based compensation awards and amortization of unvested restricted stock awards, (viii) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us, (ix) debt extinguishment charges and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate. Beginning December 31, 2023 and going forward, the accrued preferred returns and other operating expenses advanced by the Adviser will be included as a component of FAD and excluded from AFFO so that AFFO more appropriately reflects the performance of our portfolio as these items are directly attributable to our operations. AFFO and FAD in this Form 10-Q for the three and six months ended June 30, 2024 and 2023 have been adjusted to reflect this change.
We also believe funds available for distribution (“FAD”) is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized losses (gains) on investments in financial instruments and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period, (c) certain operating expenses advanced by the Adviser, as well as repayment of those expenses, (d) accrued preferred return from preferred membership interest, (e) accrued preferred return from preferred equity investment, (f) accrued property incentive fees and (g) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in commercial loans. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2024	2023	2024	2023
Net loss	$(1,160)	$(65)	$(264)	$(5,515)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	5,919	6,139	11,943	13,530
Amount attributed to unconsolidated entities for above adjustment	2,209	2,538	4,449	5,105
Amount attributed to non-controlling interests for above adjustment	(615)	(565)	(1,287)	(1,129)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	—	—	(106)	(47)
FFO attributable to our stockholders	6,353	8,047	14,735	11,944
Adjustments to arrive at AFFO:
Straight-line rental income	(163)	(319)	(338)	(624)
Amortization of capitalized tax abatement(1)	42	145	83	289
Amortization of above-market and below-market lease intangibles	(55)	(55)	(111)	(110)
Amortization of deferred financing costs	313	447	625	853
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	825	(1,807)	(1,716)	2,084
Non-cash share based compensation awards	19	19	38	39
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	860	(482)	1,253	740
Amount attributed to unconsolidated entities for above adjustments	(12)	(165)	(59)	(360)
Amount attributed to non-controlling interests for above adjustments	(53)	423	205	48
AFFO attributable to our stockholders	8,129	6,253	14,715	14,903
Adjustments to arrive at FAD:
Non-cash management fee	498	418	963	814
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(307)	(763)	(337)	(1,078)
Accrued preferred return from preferred membership interest	(288)	(271)	(573)	(532)
Accrued preferred return from preferred equity investment	(86)	(85)	(172)	(173)
Stockholder servicing fees	(44)	(21)	(82)	(36)
Recurring capital expenditures attributed to unconsolidated entities(3)	(327)	(517)	(1,188)	(1,101)
Recurring capital expenditures attributed to non-controlling interests(3)	36	127	50	196
Realized (gains) losses on financial instruments (4)	(230)	902	1,388	1,243
Accrued property incentive fees	(356)	—	667	—
FAD attributable to our stockholders	$7,025	$6,043	$15,431	$14,236
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2024, accumulated amortization of the capitalized tax abatement was $0.4 million.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	June 30, 2024
Stockholders' equity	$89,972
Adjustments:
Class N redeemable common stock(1)	415,203
Unrealized net real estate and borrowings appreciation(2)	1,092
Accumulated depreciation and amortization(3)	108,199
Organization costs, offering costs and certain operating expenses(4)	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	3,848
Accrued stockholder servicing fee(6)	2,440
Impairment of investments in real estate(7)	6,182
Straight-line rent receivable(8)	(6,800)
Other	245
NAV	$632,381
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
(2)Our investments in real estate are presented under historical cost in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, our mortgage notes, revolving credit facility and financing obligation (“Borrowings”) are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Borrowings are not included in our condensed consolidated financial statements. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.
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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. These costs include certain prepaid expenses that are classified as other assets in our GAAP condensed consolidated financial statements in this Quarterly Report on Form 10-Q that have also been excluded from our NAV. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027.
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2024:

in thousands, except share/unit data
Components of NAV	June 30, 2024
Investments in real estate	$794,198
Investments in unconsolidated entities	151,003
Investments in real estate-related securities	39,441
Investments in commercial loans	34,736
Investments in affiliated fund	25,995
Cash and cash equivalents	42,778
Restricted cash	5,218
Other assets	7,264
Mortgage notes, revolving credit facility and financing obligation, net	(386,682)
Subscriptions received in advance	(1,111)
Other liabilities	(17,141)
Management fee payable	(334)
Accrued stockholder servicing fees	(15)
Non-controlling interests in joint-ventures	(62,969)
Net asset value	$632,381
Number of outstanding shares/units	22,228,922

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$17,352	$18,851	$23,923	$127,716	$35,183	$405,508	$3,848	$632,381
Number of outstanding shares/units	628,268	681,214	865,475	4,601,063	1,204,309	14,116,867	131,726	22,228,922
NAV Per Share/Unit as of June 30, 2024	$27.6190	$27.6725	$27.6417	$27.7578	$29.2145	$28.7250	$29.2145
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the June 30, 2024 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.0%	5.7%
Office	8.8%	7.3%
Industrial	7.2%	6.0%
Self-Storage	7.8%	5.8%
Multifamily	7.0%	5.5%
Student Housing	7.3%	5.6%
Retail	8.3%	7.3%

These assumptions are determined by Capright, one of our independent valuation advisors, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+2.0%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.9%	+2.0%	+2.8%	+2.7%	+3.0%	+2.8%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.6)%	(2.5)%	(2.7)%	(2.6)%	(1.8)%

Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the six months ended June 30, 2024:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2024	$0.1307	$0.1325	$0.1359	$0.1395	$0.1395	$0.1395
February 29, 2024	0.1309	0.1325	0.1359	0.1392	0.1392	0.1392
March 28, 2024	0.1307	0.1303	0.1360	0.1395	0.1395	0.1395
April 30, 2024	0.1295	0.1286	0.1346	0.1380	0.1380	0.1380
May 31, 2024	0.1307	0.1298	0.1360	0.1395	0.1395	0.1395
June 28, 2024	0.1295	0.1286	0.1346	0.1380	0.1380	0.1380
Total	$0.7820	$0.7823	$0.8130	$0.8337	$0.8337	$0.8337

For the three and six months ended June 30, 2024, we declared distributions of $9.2 million and $18.2 million, respectively. For the three and six months ended June 30, 2023, we declared distributions of $8.6 million and $17.2 million, respectively.

The following tables summarizes our distributions declared during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30, 2024		June 30, 2023
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,741	41%	$8,262	97%
Reinvested in shares	5,409	59%	324	3%
Total distributions	$9,150	100%	$8,586	100%
Sources of Distributions
Cash flows from operating activities	$4,929	54%	$6,340	74%
Distributions of capital from investments in unconsolidated entities(1)	2,130	23%	1,329	15%
DRIP(3)	2,091	23%	324	4%
Financing proceeds	—	—%	593	7%
Total sources of distributions	$9,150	100%	$8,586	100%

Cash flows from operating activities	$4,929		$6,340
Funds from Operations(2)	$6,353		$8,047

	Six Months Ended
	June 30, 2024		June 30, 2023
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$7,454	41%	$16,570	98%
Reinvested in shares	10,733	59%	594	2%
Total distributions	$18,187	100%	$17,164	100%
Sources of Distributions
Cash flows from operating activities	$6,745	37%	$10,855	63%
Distributions of capital from investments in unconsolidated entities(1)	3,278	18%	2,742	16%
DRIP(3)	8,164	45%	594	3%
Financing proceeds	—	—%	2,973	17%
Total sources of distributions	$18,187	100%	$17,164	100%

Cash flows from operating activities	$6,745		$10,855
Funds from Operations(2)	$14,735		$11,944
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Preferred Equity, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in fourteen retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2023 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. The distributions received from this investment are classified as investing activities.
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

Liquidity and Capital Resources
Liquidity

We believe that with respect to liquidity, we are well positioned with $120.5 million of immediate liquidity as of June 30, 2024, made up of $77.7 million of undrawn capacity on our Revolving Credit Facility and $42.8 million of cash and cash equivalents. In addition, we hold $39.4 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
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

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of June 30, 2024 and December 31, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $8.2 million and $7.6 million, respectively, on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of June 30, 2024 and December 31, 2023, we have $8.0 million and $9.4 million, respectively, due to the Adviser for general and administrative expenses. These are recorded as a component of due to affiliates on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2024 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and has fully met its commitment as of June 30, 2024.
Through December 31, 2024, we may choose to repurchase Class N shares from MassMutual on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (i) the aggregate purchase price paid by MassMutual for Class N shares less (ii) $200.0 million less (iii) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through December 31, 2024, we may require MassMutual to purchase additional Class N shares in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were repurchased by us on a monthly basis.
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
Capital Resources
As of June 30, 2024, our indebtedness includes five mortgages secured by their corresponding properties and a financing obligation. We also have additional funds available to us through our revolving credit facility.
As of June 30, 2024 and December 31, 2023, the Company did not have an outstanding principal balance for its revolving credit facility.

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

In September 2023, we entered into an amendment to the existing Revolving Credit Facility. The interest rate and spread terms remained identical to the terms outlined above. As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The amendment extended the maturity date to September 6, 2024 and granted an option to extend the term to September 5, 2025, subject to certain conditions. Effective July 8, 2024, we exercised this extension right, extending the term of the Revolving Credit Facility to September 5, 2025.

The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.12% and 7.11%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.75% and 6.49%, respectively. As of June 30, 2024, the borrowing capacity on the Revolving Credit Facility was $77.7 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of June 30, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date	Maximum Principal Amount	June 30, 2024	December 31, 2023
Bixby Kennesaw	S + applicable margin(2)	9/24/2026	N/A	$53,000	$53,000	$53,000
The Carmin	S + applicable margin(3)	1/1/2025	1/1/2027	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + applicable margin(4)	4/28/2027	4/28/2029	$113,500	111,134	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					339,294	339,034
Deferred financing costs, net					(1,786)	(2,290)
Mortgage notes payable, net					$337,508	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The mortgage note secured by Bixby Kennesaw bears interest at the sum of (i) 1.71% plus (ii) SOFR. The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.04%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.60% and 6.29%, respectively.
(3)The mortgage note secured by The Carmin bears interest at 1.75% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.07% and 7.08%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.40% and 6.09%, respectively.
(4)The mortgage note secured by Everly Roseland bears interest at 1.45% plus SOFR. The weighted-average interest rate for the three and six months ended June 30, 2024 was 6.77% and 6.78%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2023 was 6.42% and 6.21%, respectively.
(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and six months ended June 30, 2024 was 5.73%, respectively, and 5.57% and 5.44% for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, we were in compliance with all loan covenants in our mortgage notes.
In connection with The Carmin property, as of June 30, 2024 we hold a financing obligation on our condensed consolidated balance sheets of $53.7 million, net of debt issuance costs.

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
At June 30, 2024, we had cash and cash equivalents of $42.8 million and restricted cash of $5.2 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended April 30, 2024, May 31, 2024 and June 30, 2024, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.

Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that INREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elects to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in OP units, resulting in a non-cash expense.
Forward-Looking Statements Regarding Liquidity
We believe that our current level of cash and borrowing capacity under our Revolving Credit Facility, together with expected future cash flows from our Offering, Private Offerings, DST offerings and future operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
in thousands	2024	2023
Cash flows provided by operating activities	$6,745	$10,855
Cash flows used in investing activities	(15,921)	(34,685)
Cash flows (used in) provided by financing activities	13,800	(3,857)
Net (decrease) increase in cash and cash equivalents and restricted cash	$4,624	$(27,687)
Operating Activities
Cash flows provided by operating activities of $6.7 million for the six months ended June 30, 2024 consists of our net loss of $0.8 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.

Investing Activities
Cash flows used in investing activities decreased $18.8 million during the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to a decrease in additional investments in our affiliated fund and commercial loans and proceeds from sales of real estate-related securities. These decreases were partially offset by the purchase of real estate-related securities and contributions in our investments in unconsolidated entities.
Financing Activities
Cash flows provided by financing activities increased $17.7 million for the six months ended June 30, 2024 compared to the corresponding period in 2023 primarily due to an increase in proceeds from issuances of common stock of $2.6 million, an increase in contributions from non-controlling interests primarily related to DST proceeds of $13.6 million, a decrease in common stock distributions of $8.9 million and a decrease in common stock repurchases of $3.1 million. This increase was partially offset by a decrease in net proceeds from borrowings of $10.4 million from the Revolving Credit Facility and mortgages payable.

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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of June 30, 2024, we had borrowed $339.3 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $264.6 million bears variable rate interest. As of June 30, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.6 million, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of June 30, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.2 million.
As of June 30, 2024, we have originated $34.8 million of variable rate mezzanine commercial loans that are indexed to SOFR. As of June 30, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan portfolio results in a projected increase or decrease in interest income of $0.3 million.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On April 1, 2024, we issued 5,050 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.1 million.
On May 1, 2024, we issued 5,454 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On June 1, 2024, we issued 5,573 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On April 12, 2024, we issued 288 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,480.
On May 10, 2024, we issued 286 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,429.
On June 10, 2024, we issued 292 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,560.
On April 12, 2024, we issued 56,228 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
On May 10, 2024, we issued 55,842 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
On June 10, 2024, we issued 56,935 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
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
The following table presents information about the Offering and use of proceeds there from as of June 30, 2024:

in thousands except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	277,488	329,449	537,663	3,363,934	2,037,539	6,546,073
Gross offering proceeds	$8,863	$9,635	$16,660	$102,565	$59,883	$197,606
Selling commissions and other dealer manager fees	(255)	(93)	(20)	—	—	(368)
Stockholder servicing fees	(92)	(47)	(54)	—	—	(193)
Net offering proceeds	$8,516	$9,495	$16,586	$102,565	$59,883	$197,045
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.

We primarily used the net proceeds from the Offering, along with net proceeds from unregistered sales of common stock, towards the acquisition of $948.5 million of real estate and real estate-related investments, $43.9 million in real estate-related securities and the repurchase of $156.6 million of shares of common stock. In addition to the net proceeds from the Offering and unregistered sales of common stock, we financed our investments with $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share with respect to joint ventures. See Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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
During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (2)
April 2024	185,806	$28.08	185,806	—
May 2024	5,899	27.84	5,899	—
June 2024	78,970	27.82	78,970	—
	270,675	$28.00	270,675	—
(1)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(2)All repurchase requests under our share repurchase plan were satisfied.
During the three months ended June 30, 2024, we repurchased 8,461 Class E shares from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: August 13, 2024