Form 10-Q
period 2024-09-30
Invesco Real Estate Income Trust Inc.
filed 2024-11-13
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 000-56655
_______________________________________________________________

Invesco Real Estate Income Trust Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________________

Maryland	83-2188696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2300 N Field Street Suite 1200 Dallas, Texas (Address of principal executive office)	75201 (Zip Code)
Registrant’s telephone number, including area code: (972)715-7400
_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of November 11, 2024, the issuer had the following shares outstanding: 630,905 shares of Class T common stock, 718,234 shares of Class S common stock, 880,746 shares of Class D common stock, 4,796,841 shares of Class I common stock, 1,221,370 shares of Class E common stock and 14,347,794 shares of Class N common stock.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and nine months ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	63

ITEM 4.	CONTROLS AND PROCEDURES	64

PART II	OTHER INFORMATION	65

ITEM 1.	LEGAL PROCEEDINGS	65

ITEM 1A.	RISK FACTORS	65

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	66

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	67

ITEM 4.	MINE SAFETY DISCLOSURES	67

ITEM 5.	OTHER INFORMATION	68

ITEM 6.	EXHIBITS	69

SIGNATURES		70

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	September 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$685,984	$685,603
Investments in unconsolidated entities	123,171	121,319
Investments in commercial loans, at fair value	12,972	34,626
Investments in real estate-related securities, at fair value	40,559	28,030
Investments in affiliated fund, at fair value	22,869	27,717
Intangible assets, net	19,061	20,730
Cash and cash equivalents	69,326	36,046
Restricted cash	10,324	7,326
Other assets	8,589	11,367
Total assets	$992,855	$972,764

LIABILITIES
Mortgages payable, net	$337,761	$336,744
Financing obligation, net	53,745	53,752
Due to affiliates	22,258	21,994
Accounts payable, accrued expenses and other liabilities	24,437	17,989
Total liabilities	438,201	430,479

Commitments and contingencies (See Note 17)	—	—

Class N redeemable common stock, $0.01 par value per share, 14,289,603 and 13,783,204 shares issued and outstanding, respectively	420,164	405,479
Redeemable non-controlling interest in INREIT OP	2,926	5,658

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; no shares and 125 shares issued and outstanding, respectively ($500.00 per share liquidation preference)	—	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized; 628,551 and 613,405 shares issued and outstanding, respectively	6	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized; 711,547 and 528,268 shares issued and outstanding, respectively	7	5
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized; 870,916 and 832,598 shares issued and outstanding, respectively	9	8
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 4,623,637 and 4,332,740 shares issued and outstanding, respectively	46	43
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized; 1,213,198 and 1,190,589 shares issued and outstanding, respectively	12	12
Additional paid-in capital	228,311	214,297
Accumulated deficit and cumulative distributions	(149,399)	(118,388)
Total stockholders' equity	78,992	96,024
Non-controlling interests in consolidated joint ventures	52,572	35,124
Total equity	131,564	131,148
Total liabilities, redeemable equity instruments and equity	$992,855	$972,764
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except share amounts	2024	2023	2024	2023
Revenues
Rental revenue	$14,694	$16,012	$43,746	$47,064
Income from commercial loans	1,012	1,136	3,282	3,310
Other revenue	813	915	2,218	2,393
Total revenues	16,519	18,063	49,246	52,767
Expenses
Rental property operating	6,554	6,913	18,972	19,505
General and administrative	2,180	959	4,943	3,580
Management fee - related party	515	446	1,478	1,260
Depreciation and amortization	5,733	6,203	17,676	19,733
Total expenses	14,982	14,521	43,069	44,078
Other income (expense), net
Income (loss) from unconsolidated entities, net	(952)	1,778	129	2,138
Gain (loss) on real estate-related securities, net	1,631	(448)	3,386	(525)
Income from investment in affiliated fund, net	200	493	1,356	75
Gain (loss) on derivative instruments, net	(1,382)	1,384	888	3,753
Unrealized gain on commercial loans	36	—	146	—
Impairment loss on investments in real estate	—	(1,743)	—	(1,743)
Interest income	484	—	1,259	—
Interest expense	(6,196)	(7,118)	(18,269)	(20,830)
Other income (expense), net	180	(174)	(309)	(102)
Total other income (expense), net	(5,999)	(5,828)	(11,414)	(17,234)
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(4,462)	$(2,286)	$(5,237)	$(8,545)
Dividends to preferred stockholders	$—	$(2)	$(4)	$(6)
Issuance and redemption costs of redeemed preferred stock	—	—	(24)	—
Net loss attributable to non-controlling interests in consolidated joint ventures	987	29	1,484	745
Net loss attributable to non-controlling interest in INREIT OP	15	11	57	43
Net loss attributable to common stockholders	$(3,460)	$(2,248)	$(3,724)	$(7,763)

Loss per share:
Net loss per share of common stock, basic and diluted	$(0.15)	$(0.11)	$(0.17)	$(0.37)
Weighted average shares of common stock outstanding, basic and diluted	22,352,693	20,975,438	22,028,519	20,717,793
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658
Proceeds from issuance of common stock, net of offering costs	—	—	1	1	4	—	—	14,781	—	14,787	—	14,787	—	—
Distribution reinvestment	—	—	—	—	—	—	—	444	—	444	—	444	4,835	—
Common stock repurchased	—	—	—	—	(2)	—	—	(7,361)	—	(7,363)	—	(7,363)	—	(867)
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	898	898	(22)	876	—	(39)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4182 gross per share/unit)	—	—	—	—	—	—	—	—	(8,964)	(8,964)	—	(8,964)	—	(71)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	5,472	5,472	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(425)	(425)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(54)	—	(54)	—	(54)	—	54
Balance at March 31, 2024	$41	$6	$6	$9	$45	$12	$—	$222,126	$(126,456)	$95,789	$40,149	$135,938	$410,314	$4,735
Redemption of preferred stock	(41)	—	—	—	—	—	—	—	(24)	(65)	—	(65)	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	4	—	—	11,799	—	11,804	—	11,804	—	—
Distribution reinvestment	—	—	—	—	—	—	—	505	—	505	—	505	4,889	—
Common stock repurchased	—	—	—	—	(3)	—	—	(7,823)	—	(7,826)	—	(7,826)	—	(852)
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(1,134)	(1,134)	(475)	(1,609)	—	(3)
Preferred stock dividends	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	(9,091)	(9,091)	—	(9,091)	—	(59)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	8,329	8,329	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(27)	—	(27)	—	(27)	—	27
Balance at June 30, 2024	$—	$6	$7	$9	$46	$12	$—	$226,599	$(136,707)	$89,972	$47,688	$137,660	$415,203	$3,848

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2	—	—	8,668	—	8,670	—	8,670	—	—
Common stock repurchased	—	—	—	—	(2)	—	—	(7,490)	—	(7,492)	—	(7,492)	—	(875)
Distribution reinvestment	—	—	—	—	—	—	—	530	—	530	—	530	4,961	—
Share-based compensation	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net loss	—	—	—	—	—	—	—	—	(3,460)	(3,460)	(987)	(4,447)	—	(15)
Common stock and INREIT OP unit distributions ($0.4170 gross per share/unit)	—	—	—	—	—	—	—	—	(9,232)	(9,232)	—	(9,232)	—	(47)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	6,044	6,044	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(173)	(173)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(15)	—	(15)	—	(15)	—	15
Balance at September 30, 2024	$—	$6	$7	$9	$46	$12	$—	$228,311	$(149,399)	$78,992	$52,572	$131,564	$420,164	$2,926

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

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
in thousands	2024	2023
Cash flows from operating activities:
Net income (loss)	$(5,237)	$(8,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee - related party	1,478	1,260
(Income) loss from unconsolidated entities, net	(129)	(2,138)
Impairment of investments in real estate	—	1,743
Depreciation and amortization	17,676	19,733
Share-based compensation	57	59
Straight-line rents	(498)	(911)
Amortization of below-market lease intangibles	(289)	(298)
Amortization of above-market lease intangibles	131	131
Amortization of deferred financing costs	993	1,210
Income from investment in affiliated fund, net	(1,356)	(75)
Unrealized (gain) loss on real estate-related securities, net	(2,864)	350
Unrealized gain on commercial loans	(146)	—
Realized and unrealized loss on derivative instruments, net	2,954	990
Distributions of earnings from investments in unconsolidated entities	2,203	2,202
Realized loss on sale of real estate-related securities	1,413	1,635
Other items	292	569
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Increase in other assets	(371)	(2,125)
(Decrease) increase in due to affiliates	(1,241)	411
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,438)	149
Net cash provided by operating activities	13,628	16,350
Cash flows from investing activities:
Investments in unconsolidated entities	(9,538)	(709)
Distributions of capital from investments in unconsolidated entities	5,612	3,794
Investment in affiliated fund	—	(15,000)
Redemption of investment in affiliated fund	4,429	—
Distribution from affiliated fund	1,778	1,580
Origination of commercial loan	—	(13,007)
Proceeds from repayment of commercial loan	21,800	—
Acquisitions of real estate	(11,990)	—
Capital improvements to real estate	(2,891)	(6,984)
Purchase of real estate-related securities	(29,436)	(11,028)
Proceeds from sale of real estate-related securities	18,492	4,735
Net cash used in investing activities	(1,744)	(36,619)

Cash flows from financing activities:
Redemption of preferred stock	(65)	—
Proceeds from issuance of common stock	35,426	41,054
Offering costs paid	(129)	(63)
Repurchase of common stock and OP units	(25,045)	(26,913)
Subscriptions received in advance	6,204	2,196
Proceeds from revolving credit facility	—	36,100
Repayment of revolving credit facility	—	(37,900)
Borrowings from mortgages payable	260	3,227
Purchase of derivative instruments	(300)	(323)
Proceeds from the sale of derivative instruments	574	—
Payment of deferred financing costs	(250)	(600)
Payment of financing obligation	(7)	—
Common stock and INREIT OP unit distributions	(11,202)	(21,588)
Preferred stock dividends	(4)	(4)
Contributions from non-controlling interests	19,845	1,028
Distributions to non-controlling interests	(913)	(599)
Net cash provided by (used in) financing activities	24,394	(4,385)
Net change in cash and cash equivalents and restricted cash	36,278	(24,654)
Cash and cash equivalents and restricted cash, beginning of period	43,372	45,242
Cash and cash equivalents and restricted cash, end of period	$79,650	$20,588

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$69,326	$13,628
Restricted cash	10,324	6,960
Total cash and cash equivalents and restricted cash	$79,650	$20,588
Supplemental disclosures:
Interest paid	$17,363	$15,450
Income taxes paid	$735	$136
Non-cash investing and financing activities:
Issuance of Class E OP Units to non-controlling interests	$—	$3,976
Issuance of Class E shares for payment of management fees	$1,444	$1,228
Accrued capital expenditures	$6	$193
Accrued preferred dividends	$—	$2
Distributions payable	$3,078	$2,927
Distribution reinvestment	$16,164	$4,076
Accrued offering costs due to affiliates	$1,480	$1,598
Adjustment to carrying value of redeemable equity instruments	$96	$(27,217)
Accrued common stock repurchases	$(230)	$3,421
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
In May 2021, we registered a public offering with the Securities and Exchange Commission (“SEC”) of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. On May 10, 2024 we filed a registration statement on Form S-11 with the SEC for a follow-on public offering, which was declared effective on November 12, 2024.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and consolidate the financial statements of the Company and its controlled subsidiaries. All significant intercompany transactions, balances, revenues and expenses are eliminated upon consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of our financial condition and results of operations for the periods presented.

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
Income Taxes
For the three and nine months ended September 30, 2024, we recorded a net tax expense of $0.1 million and $0.5 million, respectively, located within other income (expense), net on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, we recorded a net tax expense of $0.1 million located within other income (expense), net on our condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we had a deferred tax asset of $0.3 million and approximately $24,000, respectively, both of which are offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of September 30, 2024, our tax years 2020 through 2023 remain subject to examination by the United States tax authorities.
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
As of September 30, 2024 and 2023, the effects of dilutive instruments on basic and diluted EPS were not material to our condensed consolidated financial statements.

Pending Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued an accounting standards update intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the CODM's title and position. We are required to implement the amendments in our consolidated financial statements for the year ended December 31, 2024 and for interim periods thereafter. The amendments must be applied on a retrospective basis and early adoption is permitted. We are currently evaluating the impact of these amendments on our disclosures.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	September 30, 2024	December 31, 2023
Building and improvements	$572,074	$563,958
Land and land improvements	153,650	148,411
Furniture, fixtures and equipment	13,553	11,349
Total	739,277	723,718
Accumulated depreciation	(53,293)	(38,115)
Investments in real estate, net	$685,984	$685,603
Acquisitions
We acquired the following property during the nine months ended September 30, 2024:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
International Business 4535	100%	1	Industrial	July 2024	$8,730,884
(1)Purchase price is inclusive of acquisition-related costs.
The following table summarizes the allocation of the total cost for International Business 4535 acquired during the nine months ended September 30, 2024:

$ in thousands	Amount
Building and building improvements	$7,426,926
Land and land improvements	1,864,615
Lease intangibles(1)	955,810
Below-market lease intangibles	(1,516,467)
Total purchase price(2)	$8,730,884
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisition of International Business 4535 during the nine months ended September 30, 2024 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	5.30	5.30	5.30

Impairment
We did not record any impairment losses on our investments in real estate, net, for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we recognized impairment of $1.7 million related to Cortona at Forest Park at the time the asset was classified as held-for-sale, as the carrying amount exceeded the fair value, which was based on the estimated sales price, less estimated closing costs.
4.Investments in Unconsolidated Entities
As of September 30, 2024, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of September 30, 2024 and December 31, 2023 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	September 30, 2024	December 31, 2023
Vida JV LLC(2)	42.5%	$65,299	$72,234
San Simeon Preferred Equity(3)	—	28,236	27,488
PTCR Holdco, LLC(4)	—	9,078	8,484
Retail GP Fund(5)	4.5% to 13.5%	20,496	13,150
Homestead Communities, LLC(6)	50.0%	62	(37)
Total		$123,171	$121,319
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of September 30, 2024, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of September 30, 2024, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year options that would extend the mandatory redemption date of our preferred membership interest to December 15, 2025. The original mandatory redemption was due to occur on December 15, 2023. However, on December 15, 2023, San Simeon Preferred Equity exercised the first extension option which makes our preferred membership interest mandatorily redeemable on December 15, 2024. The common member of San Simeon Preferred Equity has one remaining one-year extension. As of September 30, 2024, the investment yields a preferred return rate of 7.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
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
(6)We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufactured housing through a joint venture, Homestead Communities, LLC (“Homestead”). Invesco U.S. Income Fund L.P, an affiliate of Invesco, owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded.

Our share of the unconsolidated entities’ income (loss) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Entity	2024	2023	2024	2023
Vida JV LLC	$(1,439)	$(354)	$(2,345)	$(1,253)
San Simeon Preferred Equity	798	748	2,353	2,196
PTCR Holdco, LLC	271	272	808	806
Retail GP Fund	(508)	1,170	(648)	711
Homestead Communities, LLC	(74)	(58)	(39)	(322)
Total	$(952)	$1,778	$129	$2,138
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	September 30, 2024			December 31, 2023
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$384,848	(231,741)	$153,107	$391,584	(222,238)	$169,346
San Simeon Preferred Equity	130,947	(76,145)	54,802	128,759	(77,428)	51,331
Retail GP Fund	996,875	(542,754)	454,121	502,642	(278,012)	224,630
Other	3,939	(3,454)	485	5,320	(3,244)	2,076
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,873	$3,382	$9,535	$(831)
San Simeon Preferred Equity	2,835	638	2,709	236
Retail GP Fund	36,426	(7,041)	16,881	4,057
Other	5,115	696	4,030	(497)
Total	$54,249	$(2,325)	$33,155	$2,965

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$29,224	$5,506	$28,246	$(2,938)
San Simeon Preferred Equity	8,329	1,767	7,872	1,183
Retail GP Fund	61,051	(7,885)	43,317	3,659
Other	10,105	(813)	11,023	(1,499)
Total	$108,709	$(1,425)	$90,458	$405
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three and nine months ended September 30, 2024 and 2023, respectively.

5.Investments in Commercial Loans
The following tables summarizes our investments in commercial loans as of September 30, 2024 and December 31, 2023:

				Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	N/A	$—	$21,800	$—	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.10%	13,007	13,007	12,972	12,937	2/9/2025
Total				$13,007	$34,807	$12,972	$34,626
(1)Represents the interest rate as of September 30, 2024. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
During the quarter ended September 30, 2024, the commercial loan issued to 9801 Blue Grass, was repaid at par value upon maturity. The loan had an interest rate of 12.57% as of December 31, 2023.
We elected the fair value option for our commercial loans and, accordingly, there are no capitalized origination costs or fees associated with our loans.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	September 30, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$35,500	$(1,196)	$34,304	$47	$34,351	7.80%	8/9/2025
Common stock of REITs	N/A	N/A	5,544	664	6,208	4.19%	N/A
Total	$35,500	$(1,196)	$39,848	$711	$40,559

	December 31, 2023
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,202	$(1,160)	$24,042	$(741)	$23,301	7.26%	2/13/2039
Preferred stock of REITs	N/A	N/A	2,107	(171)	1,936	6.71%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,241)	2,793	5.51%	N/A
Total	$25,202	$(1,160)	$30,183	$(2,153)	$28,030
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	September 30, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$47,876	$(34,100)	$13,776
Leasing commissions	5,816	(1,984)	3,832
Above-market lease intangibles	1,951	(498)	1,453
Total intangible assets, net	$55,643	$(36,582)	$19,061

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$4,243	$(1,244)	$2,999
Total intangible liabilities, net	$4,243	$(1,244)	$2,999

	December 31, 2023
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(32,085)	$14,884
Leasing commissions	5,768	(1,506)	4,262
Above-market lease intangibles	1,951	(367)	1,584
Total intangible assets, net	$54,688	$(33,958)	$20,730

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(956)	$1,770
Total intangible liabilities, net	$2,726	$(956)	$1,770
The estimated future amortization of our intangibles for each of the next five years and thereafter as of September 30, 2024 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2024 (remainder)	$559	$155	$44	$(212)
2025	2,282	621	176	(647)
2026	2,244	620	176	(647)
2027	1,897	540	176	(560)
2028	1,765	505	176	(495)
2029	1,337	349	164	(319)
Thereafter	3,692	1,042	541	(119)
	$13,776	$3,832	$1,453	$(2,999)

8.Other Assets
The following table summarizes the components of other assets:

in thousands	September 30, 2024	December 31, 2023
Deferred rent	$3,492	$2,994
Derivative instruments	1,590	4,818
Prepaid expenses	1,463	713
Capitalized tax abatement, net(1)	1,238	1,363
Receivables, net	132	688
Deposits	61	—
Other	613	791
Total	$8,589	$11,367
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2024, accumulated amortization of the capitalized tax abatement was $0.4 million.
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
The following table summarizes changes to the notional amount of our derivative instruments in 2024:

in thousands	Notional Amount as of December 31, 2023	Additions	Termination or Expiration	Notional Amount as of September 30, 2024
Interest rate caps	$178,500	$35,000	$(60,000)	$153,500
Interest rate swap	52,500	—	—	52,500
Total	$231,000	$35,000	$(60,000)	$206,000
The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swap as of September 30, 2024 and December 31, 2023:

	September 30, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	3	$153,500	$2,108	$832	3.08%	0.47
Interest rate swap	1	52,500	N/A	758	2.73%	2.58
Total	4	$206,000	$2,108	$1,590

	December 31, 2023
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$178,500	$2,601	$3,320	2.64%	1.14
Interest rate swap	1	52,500	N/A	1,498	2.73%	3.33
Total	5	$231,000	$2,601	$4,818
(1)The notional amount represents the amount of the mortgage note borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(176)	$887	$(1,026)	$(315)
Interest rate swap	—	351	(1,418)	(1,067)
Total	$(176)	$1,238	$(2,444)	$(1,382)

	Three Months Ended September 30, 2023
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$1,496	$(949)	$547
Interest rate swap	—	332	505	837
Total	$—	$1,828	$(444)	$1,384

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(122)	$2,796	$(2,092)	$582
Interest rate swap	—	1,046	(740)	306
Total	$(122)	$3,842	$(2,832)	$888

	Nine Months Ended September 30, 2023
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$3,997	$(1,798)	$2,199
Interest rate swap	—	746	808	1,554
Total	$—	$4,743	$(990)	$3,753

9.Borrowings
Revolving Credit Facility
In September 2023, INREIT OP entered into an amendment to the existing Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms remained identical to the terms outlined below. As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The amendment extended the maturity date to September 6, 2024 and granted an option to extend the term to September 5, 2025, subject to certain conditions. In July 2024, we exercised this extension right, extending the term of the Revolving Credit Facility to September 5, 2025. On October 11, 2024, we entered into a fifth amendment to the Revolving Credit Facility to provide for, among other things, a reduction in borrowing limitations from properties in the Company's DST Program in exchange for an incremental commitment by Invesco Realty, Inc. to provide up to $35.0 million of capital to the Company to repay outstanding obligations under the Revolving Credit Facility in the event of default, but is not available to fund our operating or investing activities.
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
As of September 30, 2024 and December 31, 2023, the Company did not have an outstanding principal balance on its revolving credit facility. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.08% and 7.10%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.99% and 6.62%, respectively. As of September 30, 2024, the borrowing capacity on the Revolving Credit Facility was $75.3 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of September 30, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.
Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(6)	Maximum Principal Amount	September 30, 2024	December 31, 2023
Bixby Kennesaw	S + 1.71%(2)	9/24/2026	N/A	$53,000	$53,000	$53,000
The Carmin	S + 1.75%(3)	1/1/2025	1/1/2027	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(4)	4/28/2027	4/28/2029	$113,500	111,134	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					339,294	339,034
Deferred financing costs, net					(1,533)	(2,290)
Mortgage notes payable, net					$337,761	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.03% and 7.04%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.87% and 6.48%, respectively.
(3)The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.09% and 7.08%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.81% and 6.33%, respectively.
(4)The weighted-average interest rate for the three and nine months ended September 30, 2024 was 6.75% and 6.77%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.70% and 6.38%, respectively.

(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and nine months ended September 30, 2024 was 5.71% and 5.73%, respectively, and 5.66% and 5.62% for the three and nine months ended September 30, 2023, respectively.
(6)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
As of September 30, 2024, we were in compliance with all loan covenants in our mortgage note agreements.
Financing Obligation, Net
In connection with The Carmin property, as of September 30, 2024, we hold a financing obligation on our condensed consolidated balance sheets of $53.7 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of September 30, 2024:

in thousands
Year	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2024 (remaining)	$—	$—	$2	$2
2025	—	65,500	9	65,509
2026	—	53,000	12	53,012
2027	—	220,794	15	220,809
2028	—	—	18	18
2029	—	—	21	21
Thereafter	—	—	36,270	36,270
Total	$—	$339,294	$36,347	$375,641
10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	September 30, 2024	December 31, 2023
Subscriptions received in advance	$6,204	$3,503
Common stock repurchases	5,688	5,458
Real estate taxes payable	4,173	2,121
Intangible liabilities, net	2,999	1,770
Accrued interest expense	1,480	1,566
Tenant security deposits	1,371	1,293
Prepaid rental income	1,300	441
Accounts payable and accrued expenses	637	1,359
Distributions payable	585	478
Total	$24,437	$17,989

11.Class N Redeemable Common Stock
The following table details our Class N redeemable common stock activity with Massachusetts Mutual Life Insurance Company (“MassMutual”):

	As of September 30, 2024		As of December 31, 2023
in thousands, except share amounts	Shares	Amount	Shares	Amount
Class N Redeemable Common Stock issued	16,827,393	$495,984	16,320,994	$481,299
Class N Redeemable Common Stock repurchased	2,537,790	$74,795	2,537,790	$74,795
For the three and nine months ended September 30, 2024, there was no adjustment to the value of the Class N shares held by MassMutual to our September 30, 2024 NAV per Class N share. For the three and nine months ended September 30, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $10.9 million and $27.7 million, respectively, to adjust the value of the Class N shares held by MassMutual to our September 30, 2023 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.
On October 15, 2024, the Company and MassMutual entered into Amendment No. 2 to the Subscription Agreement, dated as of July 29, 2021 as amended by Amendment No. 1 on December 9, 2022 (as amended, the “Subscription Agreement”) with MassMutual (“Amendment No. 2”). Amendment No. 2 extends the commencement date of MassMutual’s liquidity rights from January 1, 2025 to January 1, 2026 and our ability to recycle MassMutual’s capital from December 31, 2024 to June 30, 2025.
Through June 30, 2025, we may choose to repurchase Class N shares from MassMutual on a monthly basis, subject to thresholds on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through June 30, 2025, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.
Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual Shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph.
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
On June 30, 2024, we redeemed all issued and outstanding shares of our Series A Preferred Stock for approximately $62,500, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $500.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $24,000 in net income (loss) attributable to common stockholders during the nine months ended September 30, 2024. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share or $62.50 per annum. Dividends were cumulative and payable quarterly in arrears.
Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Nine Months Ended September 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	21,280,804
Issuance of common stock	7,631	115,782	32,613	371,514	15,742	—	543,282
Common stock repurchased	(226)	—	(262)	(242,673)	(15,463)	—	(258,624)
Distribution reinvestment	1,985	1,615	3,677	5,690	2,506	164,658	180,131
Balance at March 31, 2024	622,795	645,665	868,626	4,467,271	1,193,374	13,947,862	21,745,593
Issuance of common stock	3,665	32,743	11,187	379,827	16,418	—	443,840
Common stock repurchased	(257)	—	(18,190)	(252,147)	(8,542)	—	(279,136)
Exchange of common stock	—	—	—	(574)	547	—	(27)
Distribution reinvestment	2,065	2,806	3,852	6,686	2,512	169,005	186,926
Balance at June 30, 2024	628,268	681,214	865,475	4,601,063	1,204,309	14,116,867	22,097,196
Issuance of common stock	1,721	43,634	7,599	245,305	21,750	—	320,009
Common stock repurchased	(3,485)	(16,467)	(5,997)	(230,174)	(15,383)	—	(271,506)
Distribution reinvestment	2,047	3,166	3,839	7,443	2,522	172,736	191,753
Balance at September 30, 2024	628,551	711,547	870,916	4,623,637	1,213,198	14,289,603	22,337,452

	Nine Months Ended September 30, 2023
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	20,520,921
Issuance of common stock	83,872	—	53,224	265,404	13,601	—	416,101
Common stock repurchased	—	—	—	—	(401,116)	—	(401,116)
Distribution reinvestment	474	—	1,133	4,436	2,430	—	8,473
Balance at March 31, 2023	534,026	351,856	658,895	4,034,345	1,441,933	13,523,324	20,544,379
Issuance of common stock	36,963	13,951	93,684	235,524	15,596	—	395,718
Common stock repurchased	—	—	—	(39,210)	(284,496)	—	(323,706)
Distribution reinvestment	1,193	—	1,938	4,846	2,543	—	10,520
Balance at June 30, 2023	572,182	365,807	754,517	4,235,505	1,175,576	13,523,324	20,626,911
Issuance of common stock	18,462	96,942	34,096	408,889	14,796	—	573,185
Common stock repurchased	(503)	—	(1,373)	(221,839)	(5,640)	—	(229,355)
Distribution reinvestment	1,600	195	2,486	4,109	2,624	102,368	113,382
Balance at September 30, 2023	591,741	462,944	789,726	4,426,664	1,187,356	13,625,692	21,084,123

Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2024, we declared distributions of $9.3 million and $27.5 million, respectively. For the three and nine months ended September 30, 2023, we declared distributions of $8.8 million and $25.9 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. Additionally, as of September 30, 2024 and December 31, 2023, we accrued $0.6 million and $0.5 million, respectively, for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	—	(0.0259)	(0.0295)	(0.0103)	—	—	—
Net distributions declared per share	$—	$0.3911	$0.3875	$0.4067	$0.4170	$0.4170	$0.4170

	Three Months Ended September 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	—	(0.0255)	(0.0101)	(0.0102)	—	—	—
Net distributions declared per share	$—	$0.3915	$0.4069	$0.4068	$0.4170	$0.4170	$0.4170

	Nine Months Ended September 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$1.2507	$1.2507	$1.2507	$1.2507	$1.2507	$1.2507
Stockholder servicing fee per share(1)	—	(0.0774)	(0.0806)	(0.0310)	—	—	—
Net distributions declared per share	$31.2500	$1.1733	$1.1701	$1.2197	$1.2507	$1.2507	$1.2507

	Nine Months Ended September 30, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487
Stockholder servicing fee per share(1)	—	(0.0684)	(0.0109)	(0.0285)	—	—	—
Net distributions declared per share	$31.2500	$1.1803	$1.2378	$1.2202	$1.2487	$1.2487	$1.2487
(1)See Note 16 — “Related Party Transactions” for a discussion of our stockholder servicing fee.

Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (“the Special Limited Partner”), a wholly-owned subsidiary of Invesco, holds Class E units in INREIT OP. See Note 16 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash, at its election, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. The redeemable non-controlling interest in INREIT OP is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such units at the end of each measurement period. For the three and nine months ended September 30, 2024, we recorded an allocation adjustment of approximately $15,000 and $0.1 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, we recorded an allocation adjustment of $0.1 million and $0.5 million, respectively, from additional paid-in capital to redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2024	2023	2024	2023
Net loss allocated	$(15)	$(11)	$(57)	$(43)
Distributions	$47	$94	$177	$267
Adjustment to carrying value	$15	$(73)	$96	$514
As of September 30, 2024 and December 31, 2023, distributions payable to the Special Limited Partner were approximately $14,000 and $26,000, respectively.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to any limitations in the share repurchase plan. For the three and nine months ended September 30, 2024, we repurchased 257,652 and 778,489 shares of common stock for $7.1 million and $21.8 million, respectively, and fulfilled all repurchase requests that were made. For the three and nine months ended September 30, 2023, we repurchased 223,715 and 948,536 shares of common stock for $6.7 million and $29.9 million, respectively, and fulfilled all repurchase requests that were made.
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

Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets Measured at Fair Value
The following table details our financial instruments measured at fair value on a recurring basis:

	September 30, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Investments in real estate-related securities	$6,207	$34,352	$—	$—	$40,559
Investments in commercial loans	—	—	12,972	—	12,972
Investment in affiliated fund	—	—	—	22,869	22,869
Interest rate caps	—	832	—	—	832
Interest rate swap	—	758	—	—	758
Total	$6,207	$35,942	$12,972	$22,869	$77,990

	December 31, 2023
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Investments in real estate-related securities	$4,729	$23,301	$—	$—	$28,030
Investments in commercial loans	—	—	34,626	—	34,626
Investment in affiliated fund	—	—	—	27,717	27,717
Interest rate caps	—	3,320	—	—	3,320
Interest rate swap	—	1,498	—	—	1,498
Total	$4,729	$28,119	$34,626	$27,717	$95,191
Investments in commercial loan consists of one floating rate mezzanine loan that we originated. The commercial loan is carried at fair value based on significant unobservable inputs. The following table details our investment in the commercial loan:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2023	$34,626
Net unrealized gain	146
Loan repayment	(21,800)
Balance as of September 30, 2024	$12,972
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investment in the commercial loan as of September 30, 2024.

Type	Asset Class	Valuation Technique	Unobservable Input	Weighted Average Rate
Commercial loan	Industrial	Discounted cash flow	Discount rate	8.50%
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

Valuation of Liabilities Not Carried at Fair Value
The following table presents the principal balance and estimated fair value of our liabilities that are not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$339,294	$335,089	$339,034	$333,605
Total	$339,294	$335,089	$339,034	$333,605
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
14.Variable Interest Entities

Unconsolidated Variable Interest Entities
Included in our investments as of September 30, 2024 is Homestead, an unconsolidated real estate operating company, which is a VIE where we are not the primary beneficiary. We hold a 50% ownership in a joint venture with an affiliated Invesco fund which owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded. This investment was deemed a VIE primarily based on the fact that the equity investors at risk lacked the ability to make decisions that significantly impacted the economic performance of the entity. We have determined that we are not the primary beneficiary of this VIE based on the fact that we have shared power of this entity and therefore do not have a controlling financial interest. As of September 30, 2024, our investment in this VIE is approximately $62,000, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. Our maximum future exposure to loss as a result of our involvement with this VIE is estimated to be $2.7 million, which is the capital commitment obligation. We have not provided financial support to this VIE that we were not previously contractually required to provide. All future costs will be funded with capital contributions from us and Invesco U.S. Income Fund L.P., an affiliate of Invesco, in accordance with our respective ownership percentages.
Included in our investments as of September 30, 2024 is San Simeon Preferred Equity, a limited liability company that owns a multifamily property, which is a VIE where we are not the primary beneficiary. The investment is structured as a preferred membership interest and our membership interest is structured to receive a fixed return. We do not participate in any economic upside or downside of San Simeon Preferred Equity. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with San Simeon Preferred Equity is limited. We have concluded that San Simeon Preferred Equity is a VIE primarily based on the fact that the at risk equity investors lack the power over the entity’s most significant activities. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact San Simeon Preferred Equity’s economic performance. As of September 30, 2024, our investment in this VIE is $28.2 million, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our membership interest.
Included in our investments as of September 30, 2024 is Retail GP Fund, an unconsolidated limited liability company formed to invest in retail properties, which is a VIE of which we are not the primary beneficiary. We hold an 85% ownership interest in ITP LLC. ITP LLC has a 90% interest in Retail GP Fund. However, major decisions require unanimous approval between ITP LLC and the other 10% member of the Retail GP Fund, effectively rendering our voting rights to 50% for any major decisions that would most significantly impact Retail GP Fund’s economic performance. Thus, the voting rights of ITP LLC are not proportional to its obligations to absorb gains and losses while substantially all of the Retail GP Fund’s activities are conducted on behalf of ITP LLC. As such, we have concluded that the Retail GP Fund is a VIE. We are not the primary beneficiary as we share the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to the fact that a unanimous approval of major decisions is required. As of September 30, 2024, our investment in this VIE is $20.5 million, which is included in investments in unconsolidated entities on our condensed consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk is limited to our contributions made in our investment.

Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of September 30, 2024 is a VIE for which we are the primary beneficiary. The entity was established in connection with our DST Program. See additional information on the DST Program in Note 15 — “DST Program.” Our involvement with this entity is through our majority ownership and a master lease agreement between the VIE and the Company. The entity was deemed a VIE primarily because any equity ownership in the entity does not provide the equity owners voting rights. We determined that we were the primary beneficiary as (1) the VIE has limited ongoing significant activities and the Company was responsible for the key decisions of the VIE that were made at formation and has the power to direct the remaining activities of the VIE such as the ability to exercise a fair market value purchase option and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through the Company’s variable interests.
The majority of the operations of the VIE are funded with cash flows from the master lease between the VIE and a wholly-owned subsidiary of the Operating Partnership. We have not provided any financial support to the VIE other than the interests described below.
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

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of September 30, 2024, we have raised $25.9 million related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of September 30, 2024, the 13034 Excelsior and 5201 Industry properties are included in our DST Program and are included in investments in real estate, net in our condensed consolidated financial statements.

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

16.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	September 30, 2024	December 31, 2023
Advanced general and administrative expenses	$8,348	$9,448
Advanced offering costs	6,895	6,134
Accrued stockholder servicing fee	2,502	2,112
Distributions payable	2,493	2,501
Advanced organization expenses	1,474	1,474
Accrued management fee	342	309
Accrued affiliate service provider expenses	204	16
Total	$22,258	$21,994
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. We will not pay a management fee on Class E shares. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among each class of shares based on each class’s relative percentage of aggregate NAV. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and nine months ended September 30, 2024, we incurred management fees of $0.5 million and $1.5 million, respectively. During the three and nine months ended September 30, 2023, we incurred management fees of $0.4 million and $1.3 million, respectively. As of September 30, 2024 and December 31, 2023, we accrued $0.3 million of management fees, respectively, as components of due to affiliates on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, we issued 17,341 and 48,992 Class E shares, respectively, as payment for the management fees earned. During the three and nine months ended September 30, 2023, we issued 13,800 and 38,523 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and nine months ended September 30, 2024, the Adviser submitted 13,853 and 30,774 Class E shares for repurchase by the Company, for total repurchase amounts of $0.4 million and $0.9 million, respectively. During the three and nine months ended September 30, 2023, the Adviser submitted 5,640 Class E shares for repurchase by the Company, for a total repurchase amount of $0.2 million.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest is calculated and payable on an annual basis. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. For the three and nine months ended September 30, 2024 and 2023, the Special Limited Partner did not earn a performance participation interest. During the three and nine months ended September 30, 2024, the Special Limited Partner submitted 30,005 and 87,970 Class E units for repurchase by the Company, for total repurchase amounts of $0.9 million and $2.6 million, respectively. During the three and nine months ended September 30, 2023, the Special Limited Partner submitted 9,661 Class E units for repurchase by the Company, for a total repurchase amount of $0.3 million.

Reimbursement of Expenses Incurred by Adviser
During the three and nine months ended September 30, 2024, we incurred $0.2 million and $0.8 million, respectively, for expenses incurred by the Adviser. During the three and nine months ended September 30, 2023, we incurred $0.2 million and $0.7 million, respectively, for expenses incurred by the Adviser.
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (“the Dealer Manager”) is entitled to receive selling commissions, dealer manager fees and stockholder servicing fees for Class T, Class S and Class D shares sold in the Offering. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of September 30, 2024 and December 31, 2023, we have paid $0.5 million and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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
DST Program Fees and Expenses
Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the Dealer Manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the three and nine months ended September 30, 2024, we incurred upfront selling commissions, upfront dealer manager and placement fees of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2023, we did not incur any upfront selling commissions, upfront dealer manager or placement fees.

An affiliate of Invesco currently receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the three and nine months ended September 30, 2024, we incurred organizational and offering expense reimbursement fees of approximately $31,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2023, we incurred organizational and offering expense reimbursement fees of approximately $4,000.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the three and nine months ended September 30, 2024, we recorded income from closing cost reimbursements of approximately $31,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2023, we recorded income from closing cost reimbursements of approximately $4,000.
Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the three and nine months ended September 30, 2024, the expense incurred for management and investor servicing fees was approximately $17,000 and $50,000, respectively. For the three and nine months ended September 30, 2023, we did not incur any management or investor servicing fees.
See additional information on the DST Program in Note 15 — “DST Program.”
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares, which are held by affiliates as of September 30, 2024.

in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,289,602	$421,189
Invesco Global Property Plus Fund	—	—	—	1,193,393	834,416	—	57,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	116,395	—	3,215
	351,856	351,856	351,856	1,504,676	950,811	14,289,602	$520,920
(1)Members of our board of directors and employees of our Adviser are made up of officers of the Company or employees who serve on the Company’s steering committee.
Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of September 30, 2024 and December 31, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $8.4 million and $7.6 million, respectively, on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Operating Expenses Reimbursement
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2024 and December 31, 2023, the Adviser advanced on our behalf $8.3 million and $9.4 million, respectively, for general and administrative expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2024 did not exceed the charter-imposed limitation.
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
During the three and nine months ended September 30, 2024, we incurred approximately $44,000 and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and nine months ended September 30, 2023, we incurred approximately $35,000 and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an 85% interest in the Sunbelt Medical Office Portfolio. INREIT OP and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture.
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufactured housing through Homestead Communities, LLC. Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.
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
See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”
Investment in Affiliated Fund
As of September 30, 2024, we have an investment of $22.9 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Other
As of September 30, 2024, we have a commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. On October 11, 2024, an incremental commitment was made by Invesco Realty, Inc. to provide up to $35.0 million of capital to the Company under the Revolving Credit Facility pursuant to and in accordance with the terms of an incremental credit support subscription agreement bringing their total commitment to $65.0 million. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of September 30, 2024, we have not called any of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 11 — “Class N Redeemable Common Stock.”

17.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2024, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of operating lease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2024	2023	2024	2023
Fixed lease payments	$13,271	$14,129	$39,155	$41,627
Variable lease payments	1,423	1,883	4,591	5,437
Rental revenue	$14,694	$16,012	$43,746	$47,064
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents
2024 (remainder)	$3,210
2025	12,952
2026	13,171
2027	12,694
2028	11,915
2029	9,079
Thereafter	41,863
Total	$104,884
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

19.Segment Reporting
As of September 30, 2024, we operated in eight reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, as well as real estate debt, which includes an originated commercial loan, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. We believe that segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. We define segment net operating income as real estate revenue, income from commercial loans, property operating expenses and the net of revenues and property operating expenses of unconsolidated entities that is allocable to our ownership interest.
The following table summarizes our total assets by segment:

in thousands	September 30, 2024	December 31, 2023
Healthcare	$65,299	$72,234
Office	29,530	30,612
Industrial	151,091	141,081
Self-Storage	98,875	100,181
Multifamily	157,282	161,303
Student Housing	224,161	229,225
Grocery-Anchored Retail	63,480	64,733
Real Estate Debt	64,147	90,019
Corporate and Other	138,990	83,376
Total assets	$992,855	$972,764

The following table summarizes our financial results by segment for the three months ended September 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$767	$2,141	$2,168	$2,973	$5,215	$1,430	$—	$—	$14,694
Income from commercial loans	—	—	—	—	—	—	—	1,012	—	1,012
Other revenue	—	—	89	220	66	407	—	—	31	813
Total revenues	—	767	2,230	2,388	3,039	5,622	1,430	1,012	31	16,519

Expenses:
Rental property operating	—	148	1,158	544	1,219	2,906	470	—	109	6,554
Total expenses	—	148	1,158	544	1,219	2,906	470	—	109	6,554
Income from unconsolidated entities, net	161	—	—	—	—	—	—	797	844	1,802
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	200	—	200
Gain on real estate-related securities, net	—	—	—	—	—	—	—	—	1,631	1,631
Segment net operating income	$161	$619	$1,072	$1,844	$1,820	$2,716	$960	$2,009	$2,397	$13,598

Segment depreciation and amortization	$(1,600)	$(194)	$(1,432)	$(640)	$(1,213)	$(1,736)	$(518)	$—	$(1,154)	$(8,487)

General and administrative										(2,180)
Loss on derivative instruments, net										(1,382)
Unrealized gain on commercial loans										36
Interest income										484
Interest expense										(6,196)
Management fee - related party										(515)
Other income										180
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(4,462)
Net loss attributable to non-controlling interests in consolidated joint ventures										987
Net loss attributable to non-controlling interest in INREIT OP										15
Net loss attributable to common stockholders										$(3,460)
The following table reconciles our segment income from unconsolidated entities to loss from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2024:

in thousands
Segment income from unconsolidated entities	$1,802
Depreciation and amortization attributable to unconsolidated entities	(2,754)
Loss from unconsolidated entities, net	$(952)

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2024:

in thousands
Segment depreciation and amortization	$(8,487)
Depreciation and amortization attributable to unconsolidated entities	2,754
Depreciation and amortization	$(5,733)
The following table summarizes our financial results by segment for the three months ended September 30, 2023:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$725	$2,654	$2,108	$4,223	$5,044	$1,258	$—	$—	$16,012
Income from commercial loans	—	—	—	—	—	—	—	1,136	—	1,136
Other revenue	—	—	89	236	147	430	—	—	13	915
Total revenues	—	725	2,743	2,344	4,370	5,474	1,258	1,136	13	18,063

Expenses:
Rental property operating	—	132	1,223	998	1,484	2,528	497	—	51	6,913
Total expenses	—	132	1,223	998	1,484	2,528	497	—	51	6,913
Income from unconsolidated entities, net	1,395	—	—	—	—	—	—	748	1,827	3,970
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	493	—	493
Loss on real estate-related securities, net	—	—	—	—	—	—	—	—	(448)	(448)
Segment net operating income	$1,395	$593	$1,520	$1,346	$2,886	$2,946	$761	$2,377	$1,341	$15,165

Segment depreciation and amortization	$(1,749)	$(416)	$(1,398)	$(630)	$(1,603)	$(1,654)	$(502)	$—	$(443)	$(8,395)

General and administrative										(959)
Gain on derivative instruments, net										1,384
Impairment loss on investments in real estate										(1,743)
Interest expense										(7,118)
Management fee - related party										(446)
Other expense										(174)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(2,286)
Dividends to preferred stockholders										$(2)
Net loss attributable to non-controlling interests in consolidated joint ventures										29
Net loss attributable to non-controlling interest in INREIT OP										11
Net loss attributable to common stockholders										$(2,248)

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

in thousands
Segment depreciation and amortization	$(8,395)
Depreciation and amortization attributable to unconsolidated entities	2,192
Depreciation and amortization	$(6,203)

The following table summarizes our financial results by segment for the nine months ended September 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,249	$6,952	$6,387	$8,768	$15,192	$4,198	$—	$—	$43,746
Income from commercial loans	—	—	—	—	—	—	—	3,282	—	3,282
Other revenue	—	—	266	663	183	1,009	2	—	95	2,218
Total revenues	—	2,249	7,218	7,050	8,951	16,201	4,200	3,282	95	49,246

Expenses:
Rental property operating	—	446	2,652	3,326	3,735	7,083	1,388	—	342	18,972
Total expenses	—	446	2,652	3,326	3,735	7,083	1,388	—	342	18,972
Income from unconsolidated entities, net	2,589	—	—	—	—	—	—	2,353	2,390	7,332
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	1,356	—	1,356
Gain on real estate-related securities, net	—	—	—	—	—	—	—	—	3,386	3,386
Segment net operating income	$2,589	$1,803	$4,566	$3,724	$5,216	$9,118	$2,812	$6,991	$5,529	$42,348

Segment depreciation and amortization	$(4,934)	$(1,026)	$(4,192)	$(1,915)	$(3,773)	$(5,207)	$(1,563)	$—	$(2,269)	$(24,879)

General and administrative										(4,943)
Gain on derivative instruments, net										888
Unrealized gain on commercial loans										146
Interest income										1,259
Interest expense										(18,269)
Management fee - related party										(1,478)
Other expense										(309)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(5,237)
Dividends to preferred stockholders										$(4)
Issuance and redemption costs of redeemed preferred stock										(24)
Net loss attributable to non-controlling interests in consolidated joint ventures										1,484
Net loss attributable to non-controlling interest in INREIT OP										57
Net loss attributable to common stockholders										$(3,724)
The following table reconciles our segment income from unconsolidated entities to income from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2024:

in thousands
Segment income from unconsolidated entities	$7,332
Depreciation and amortization attributable to unconsolidated entities	(7,203)
Income from unconsolidated entities, net	$129

The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2024:

in thousands
Segment depreciation and amortization	$(24,879)
Depreciation and amortization attributable to unconsolidated entities	7,203
Depreciation and amortization	$(17,676)

The following table summarizes our financial results by segment for the nine months ended September 30, 2023:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,178	$8,104	$6,267	$12,378	$13,900	$4,237	$—	$—	$47,064
Income from commercial loans	—	—	—	—	—	—	—	3,310	—	3,310
Other revenue	—	—	259	702	463	956	—	—	13	2,393
Total revenues	—	2,178	8,363	6,969	12,841	14,856	4,237	3,310	13	52,767

Expenses:
Rental property operating	—	409	3,813	3,086	4,572	5,992	1,414	—	219	19,505
Total expenses	—	409	3,813	3,086	4,572	5,992	1,414	—	219	19,505
Income from unconsolidated entities, net	4,210	—	—	—	—	—	—	2,195	3,019	9,424
Income from investment in affiliated fund, net	—	—	—	—	—	—	—	75	—	75
Gain on real estate-related securities, net	—	—	—	—	—	—	—	—	(525)	(525)
Segment net operating income	$4,210	$1,769	$4,550	$3,883	$8,269	$8,864	$2,823	$5,580	$2,288	$42,236

Segment depreciation and amortization	$(5,463)	$(1,253)	$(4,157)	$(3,155)	$(4,807)	$(4,864)	$(1,497)	$—	$(1,823)	$(27,019)

General and administrative										(3,580)
Gain on derivative instruments, net										3,753
Impairment loss on investments in real estate										(1,743)
Interest expense										(20,830)
Management fee - related party										(1,260)
Other expense										(102)
Net loss attributable to Invesco Real Estate Income Trust Inc.										$(8,545)
Dividends to preferred stockholders										$(6)
Net loss attributable to non-controlling interests in consolidated joint ventures										745
Net loss attributable to non-controlling interest in INREIT OP										43
Net loss attributable to common stockholders										$(7,763)

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

20.Subsequent Events
DST Program

On October 15, 2024, we commenced our second DST Offering under our DST Program. The DST Properties for the second DST Offering are comprised of eight self-storage properties that were sourced from our existing real properties. As of November 11, 2024, we have not raised any proceeds from the second DST Offering.

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to our condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report, as well as the information contained in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
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
As of September 30, 2024, we own or have invested in 56 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of September 30, 2024, we also own real estate-related securities, have an investment in a commercial loan and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we registered a public offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. On May 10, 2024, we filed a registration statement on Form S-11 with the SEC for our follow-on public offering, which was declared effective on November 12, 2024.
As of November 11, 2024, we have received aggregate gross proceeds of $215.6 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of November 11, 2024, we have received gross proceeds of $585.2 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares, funded by proceeds from both the Offering and Private Offerings and general cash flows from operations. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

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

The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023 and our second DST Offering in October 2024. As of November 11, 2024, we have raised $28.5 million from the first DST Offering and no proceeds from the second DST Offering.
Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, inflation, interest rates and near-term economic uncertainty had the most direct impacts on our performance and financial condition during the third quarter of 2024.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Investors continue to digest inflation and economic trend data, along with various geopolitical factors. Of note, the United States Presidential election will capture global attention over the balance of the year and could have near-term impacts in the equity and credit markets. These macro variables can affect financing costs, property and securities valuations, capital raising, real estate transaction volume, rental income and operating expenses. Optimism for a resurgence in real estate transaction activity was boosted when the Federal Reserve cut the federal funds rate by 50 basis points in September and an additional 25 basis points in November, potentially kick-starting a new cycle for real estate values in 2025. This emerging value cycle may look different than previous recoveries, however, due to potential economic cooling, divergence in pricing by sector, supply and demand fundamentals and outlooks on long-term secular drivers.
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

Q3 2024 Highlights
Operating Results
•We declared monthly net distributions totaling $9.3 million for the three months ended September 30, 2024. The details of the average annualized distributions rates and total returns are shown in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.7%	5.6%	5.9%	6.0%	5.7%	5.8%
Year-to-Date Total Return, without upfront selling commissions(2)	(0.3)%	(0.2)%	(0.1)%	—%	0.6%	0.7%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(3.8)%	(3.7)%	(1.6)%	—%	0.6%	0.7%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.9%	5.0%	5.1%	5.5%	7.0%	8.9%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.8%	3.9%	4.7%	5.5%	7.0%	8.9%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended September 30, 2024.
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
Capital Activity
•We raised $8.9 million of net proceeds from the sale of our common stock during the three months ended September 30, 2024 and also raised a total of $25.9 million in proceeds from the DST program as of September 30, 2024.
Financings
•We entered into a loan amendment to the existing Revolving Credit Facility on October 11, 2024. It is secured by an incremental capital commitment from Invesco Realty, Inc. of $35.0 million which provides us with more favorable pricing and lower limitations.
Investments
•We purchased $9.6 million and sold $9.5 million in real estate-related securities bringing our total investment in real estate-related securities to $40.6 million during the three months ended September 30, 2024.
•We purchased a 61,200 square foot, fully-leased, industrial property in the Charlotte, North Carolina metropolitan statistical area for $8.7 million.
•We received proceeds of $21.8 million from the repayment of the 9801 Blue Grass commercial loan upon maturity during the three months ended September 30, 2024.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of September 30, 2024:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on fair value as of September 30, 2024:
Property Type (2)
Geography (3)

(1)Investment allocation is measured as the asset value of each investment category (real estate property investments, private real estate debt, real estate-related securities or cash) against the total asset value of all investment categories, excluding the value of any third-party interests in such assets. Real estate investments include our direct property investments, unconsolidated investments, private real estate debt, and our interest in retail properties through INREIT’s interest in ITP Investments LLC. See “—Real Estate” and “—Real Estate Debt” below for additional information on these investments. Totals may not sum to 100% due to rounding.
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
As of September 30, 2024, we own interests in 56 properties, which we acquired for a total purchase price of $894.8 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of September 30, 2024:

Segment	Number of Properties(1)	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Student Housing	2	1,489 beds	93%	$289,370	$16,201	26%
Healthcare	20	1,030,397 sq. ft.	95%	168,336	2,589	4%
Multifamily	1	360 units	97%	146,005	8,951	15%
Industrial	7	1,493,632 sq. ft.	79%	155,631	7,218	12%
Self-Storage	10	627,190 sq. ft.	87%	112,357	7,050	11%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,101	4,200	7%
Other(5)	14	4,790,073 sq. ft.	93%	53,402	5,871	10%
Office	1	80,980 sq. ft.	100%	28,900	2,249	4%
Total	56			$1,014,102	$54,329	89%
(1)Based on fair value as of September 30, 2024. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2024. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The Percentage of Total Segment Revenue does not equal 100% as it is exclusive of real estate debt. See the table below for the remainder of our segment revenue.
(4)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of September 30, 2024:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	3	$64,694	$6,991	11%
(1)Based on fair value as of September 30, 2024. The Fair Value includes an investment in a commercial mortgage, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2024. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC (“San Simeon Preferred Equity”) investment, income from commercial loans and income from the investment in an affiliated fund.
(3)The Percentage of Total Segment Revenue is exclusive of the real estate portfolio. See the table above for the remainder of our segment revenue.

Real Estate
The following table provides information regarding our portfolio of real estate as of September 30, 2024:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	95%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
13034 Excelsior	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
5201 Industry	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Midwest Industrial Portfolio(2)	4	IL, OH, MO	September 2021 / January 2022 / March 2022	95%	115,566	1,338,425	sq. ft.	76%
4535 International Business	1	Charlotte, NC	July 2024	100%	8,731	61,200	sq. ft.	100%
Total Industrial	7				155,374	1,493,632	sq. ft.

Self-Storage:
Salem Self-Storage Portfolio	3	Salem, OR	September 2021	100%	47,872	240,704	sq. ft.	89%
South Loop Storage	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	93%
University Parkway Storage	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	96%
Bend Self-Storage Portfolio	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	92%
Clarksville Self-Storage Portfolio	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	83%
Total Self-Storage	10				113,774	627,190	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Total Multifamily	1				162,023	360	units

Student Housing:
Bixby Kennesaw	1	Kennesaw, GA	September 2021	98%	78,663	656	beds	90%
The Carmin	1	Tempe, AZ	December 2021	98%	163,692	833	beds	98%
Total Student Housing	2				242,355	1,489	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(4)	14	Various(3)	Various(3)	4.5% - 13.5%	33,592	4,790,073	sq. ft.	93%
Total Other	14				33,592	4,790,073	sq. ft.
Total Investment Properties	56				$894,816

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
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of September 30, 2024. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2024 (remaining)	18	$1,652	4%	55,077	2%
2025	32	2,784	7%	98,898	4%
2026	38	6,576	16%	292,968	13%
2027	28	2,994	7%	328,986	14%
2028	34	4,827	10%	137,579	6%
2029	27	6,102	15%	505,290	22%
2030	13	2,556	6%	100,111	4%
2031	10	1,325	3%	134,064	6%
2032	10	895	2%	30,397	1%
2033	4	289	1%	9,595	—%
Thereafter	32	11,989	29%	648,988	28%
Total	246	$41,988	100%	2,341,953	100%
(1)Annualized base rent is determined from the annualized September 30, 2024 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 95% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At September 30, 2024, our total equity investment was $28.2 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of September 30, 2024, our investment in CMI was $22.9 million.

The following table summarizes our investments in commercial loans as of September 30, 2024 and December 31, 2023:

				Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Maturity Date
9801 Blue Grass Loan	9/1/2022	Mezzanine	N/A	$—	$21,800	$—	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	13.10%	13,007	13,007	12,972	12,937	2/9/2025
Total				$13,007	$34,807	$12,972	$34,626
(1)Represents the interest rate as of September 30, 2024. Loans earn interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
During the quarter ended September 30, 2024, the commercial loan issued to 9801 Blue Grass, was repaid at par value upon maturity. The loan had an interest rate of 12.57% as of December 31, 2023.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
Investments in Liquid Real Estate-Related Securities
As of September 30, 2024, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. The following table details our investments in real estate-related securities as of September 30, 2024:

	September 30, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$35,500	$(1,196)	$34,304	$47	$34,351	7.80%	8/9/2025
Common stock of REITs	N/A	N/A	5,544	664	6,208	4.19%	N/A
Total	$35,500	$(1,196)	$39,848	$711	$40,559
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
in thousands	2024	2023		2024	2023
Revenues
Rental revenue	$14,694	$16,012	$(1,318)	$43,746	$47,064	$(3,318)
Income from commercial loans	1,012	1,136	(124)	3,282	3,310	(28)
Other revenue	813	915	(102)	2,218	2,393	(175)
Total revenues	16,519	18,063	(1,544)	49,246	52,767	(3,521)
Expenses
Rental property operating	6,554	6,913	(359)	18,972	19,505	(533)
General and administrative	2,180	959	1,221	4,943	3,580	1,363
Management fee - related party	515	446	69	1,478	1,260	218
Depreciation and amortization	5,733	6,203	(470)	17,676	19,733	(2,057)
Total expenses	14,982	14,521	461	43,069	44,078	(1,009)
Other income (expense), net
Income (loss) from unconsolidated entities, net	(952)	1,778	(2,730)	129	2,138	(2,009)
Gain (loss) on real estate-related securities, net	1,631	(448)	2,079	3,386	(525)	3,911
Income from investment in affiliated fund, net	200	493	(293)	1,356	75	1,281
Gain (loss) on derivative instruments, net	(1,382)	1,384	(2,766)	888	3,753	(2,865)
Unrealized gain on commercial loans	36	—	36	146	—	146
Impairment loss on investments in real estate	—	(1,743)	1,743	—	(1,743)	1,743
Interest income	484	—	484	1,259	—	1,259
Interest expense	(6,196)	(7,118)	922	(18,269)	(20,830)	2,561
Other income (expense), net	180	(174)	354	(309)	(102)	(207)
Total other income (expense), net	(5,999)	(5,828)	(171)	(11,414)	(17,234)	5,820
Net loss attributable to Invesco Real Estate Income Trust Inc.	$(4,462)	$(2,286)	$(2,176)	$(5,237)	$(8,545)	$3,308
Dividends to preferred stockholders	$—	$(2)	$2	$(4)	$(6)	$2
Issuance and redemption costs of redeemed preferred stock	—	—	—	(24)	—	(24)
Net loss attributable to non-controlling interests in consolidated joint ventures	987	29	958	1,484	745	739
Net loss attributable to non-controlling interest in INREIT OP	15	11	4	57	43	14
Net loss attributable to common stockholders	$(3,460)	$(2,248)	$(1,212)	$(3,724)	$(7,763)	$4,039

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue decreased by $1.3 million, other revenue decreased by $0.1 million and rental property operating expenses decreased by $0.4 million for the three months ended September 30, 2024 as compared to the same period in 2023. Rental revenue decreased by $3.3 million, other revenue decreased by $0.2 million and rental property operating expenses decreased by $0.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in rental revenue is due primarily to the sale of a multifamily property at the end of 2023, which reduced multi-family rent revenue and property operating expense for the comparative periods, as well as normal fluctuations in operating expenses attributed across all properties. Other revenue is consistent with comparative periods in 2023 and the decrease is due to normal fluctuations in other revenue spread amongst all properties.

Income from Commercial Loans and Unrealized Gain on Commercial Loans
During the three and nine months ended September 30, 2024, income from commercial loans decreased $0.1 million and approximately $28,000, respectively, compared to the three and nine months ended September 30, 2023. This is due to the Blue Grass commercial loan that matured in early September 2023 and was repaid. Unrealized gain on commercial loans was consistent and increased by $0.1 million compared to the three and nine months ended September 30, 2023 driven by changes to the interest rate environment as compared to 2023.
General and Administrative
During the three and nine months ended September 30, 2024, general and administrative expenses increased $1.2 million and $1.4 million, respectively, compared to the three and nine months ended September 30, 2023. The increase was due to higher corporate level expenses during 2024 compared to the prior period.
Management Fee - Related Party
During the three and nine months ended September 30, 2024, the management fee increased $0.1 million and $0.2 million, respectively, compared to the three and nine months ended September 30, 2023 due to the additional 1.0% management fee payable from selling interests in the DST Program that we began receiving proceeds for at the end of September 2023.
Depreciation and Amortization
During the three and nine months ended September 30, 2024, depreciation and amortization decreased $0.5 million and $2.1 million compared to the three and nine months ended September 30, 2023 primarily due to the sale of a large multifamily property at the end of 2023 which is no longer contributing toward this expense in 2024.
Income (Loss) from Unconsolidated Entities, Net
During the three months ended September 30, 2024, we had a loss from unconsolidated entities of $1.0 million as compared to income from unconsolidated entities of $1.8 million during the three months ended September 30, 2023. During the nine months ended September 30, 2024, our income from unconsolidated entities, net decreased $2.0 million compared to the nine months ended September 30, 2023. The change for the three and nine months ended September 30, 2024 was due to Vida JV LLC derivatives and a decrease in income at Retail GP Fund due to higher depreciation and amortization in 2024 driven by additional investments in seven properties since October 2023. The Retail GP Fund had higher income in the comparable period due to a gain on sale of an investment. There have been no sales of investments in 2024.
Gain (Loss) on Real Estate-Related Securities, Net
During the three and nine months ended September 30, 2024, our gains on real estate-related securities increased by $2.1 million and $3.9 million, respectively, compared to the three and nine months ended September 30, 2023. The increase was primarily due to an increase in unrealized gains from improved market conditions on CMBS investments.

Income from Investment in Affiliated Fund, Net
During the three and nine months ended September 30, 2024, income from investment in affiliated fund was consistent and increased by $1.3 million, respectively, compared to the three and nine months ended September 30, 2023. In the first quarter of the prior period, the investment in affiliated fund had net realized and unrealized losses of $1.6 million which did not recur in the current period.
Gain (Loss) on Derivative Instruments, Net
During the three months ended September 30, 2024, we had a loss from derivative instruments of $1.4 million as compared to a gain on derivative instruments of $1.4 million during the three months ended September 30, 2023. During the nine months ended September 30, 2024, our gains on derivative instruments decreased $2.9 million compared to the nine months ended September 30, 2023. The majority of the change for the three and nine months ended September 30, 2024 is primarily a result of unrealized losses in 2024 compared to 2023. The decrease was also driven by a decrease in contractual interest received from the derivative instruments.
Impairment Loss on Investments in Real Estate
During the three and nine months ended September 30, 2024, impairment loss on investments in real estate decreased by $1.7 million, compared to the three and nine months ended September 30, 2023. In the third quarter of the prior period, we recorded impairment of investments in real estate of $1.7 million related to the sale of the Cortona Apartments which did not recur in the current period.
Interest Income
During the three and nine months ended September 30, 2024, interest income increased by $0.5 million and $1.3 million, respectively, compared to the three and nine months ended September 30, 2023. The increase was primarily due to the commencement of interest earned on cash and cash equivalents beginning at the end of 2023.
Interest Expense
During the three and nine months ended September 30, 2024, interest expense decreased $0.9 million and $2.6 million, respectively, compared to the three and nine months ended September 30, 2023. The decrease is primarily due to the repayment of the mortgage associated with a property sold towards the end of 2023 and no outstanding balance on our revolving line of credit.
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

We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatements, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) organization expenses advanced by the Adviser, as well as repayment of those expenses, (vi) unrealized losses (gains) from changes in fair value of financial instruments, (vii) non-cash share based compensation awards and amortization of unvested restricted stock awards, (viii) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us, (ix) debt extinguishment charges and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate. Beginning December 31, 2023 and going forward, the accrued preferred returns and other operating expenses advanced by the Adviser will be included as a component of funds available for distribution (“FAD”) and excluded from AFFO so that AFFO more appropriately reflects the performance of our portfolio as these items are directly attributable to our operations. AFFO and FAD in this Form 10-Q for the three and nine months ended September 30, 2024 and 2023 have been adjusted to reflect this change.
We also believe FAD is a meaningful non-GAAP measure that provides useful information for considering our operating results and certain other items relative to the amount of our distributions by removing the impact of certain non-cash items from our operating results. FAD is calculated as AFFO excluding (i) realized losses (gains) on investments in financial instruments and (ii) management fees paid in shares of our common stock or INREIT OP units even if repurchased by us, and including deductions for (a) recurring tenant improvements, leasing commissions, and other capital projects, (b) stockholder servicing fees paid during the period, (c) certain operating expenses advanced by the Adviser, as well as repayment of those expenses, (d) accrued preferred return from preferred membership interest, (e) accrued preferred return from preferred equity investment, (f) accrued property incentive fees and (g) similar adjustments for non-controlling interests and unconsolidated entities. FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as it excludes adjustments for working capital items and actual cash receipts from interest income recognized on investments in commercial loans. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items. Furthermore, FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commissions and other capital expenditures, which are not considered when determining cash flows from operating activities in accordance with GAAP.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income attributable to our stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2024	2023	2024	2023
Net loss	$(3,460)	$(2,248)	$(3,724)	$(7,763)
Adjustments to arrive at FFO:
Impairment of investments in real estate	—	1,743	—	1,743
Real estate depreciation and amortization	5,733	6,203	17,676	19,733
Amount attributed to unconsolidated entities for above adjustment	2,754	2,125	7,203	7,230
Amount attributed to non-controlling interests for above adjustment	(613)	(567)	(1,900)	(1,696)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	—	(1,031)	(106)	(1,078)
FFO attributable to our stockholders	4,414	6,225	19,149	18,169
Adjustments to arrive at AFFO:
Straight-line rental income	(160)	(287)	(498)	(911)
Amortization of capitalized tax abatement(1)	42	145	125	434
Amortization of above-market and below-market lease intangibles	(47)	(55)	(158)	(165)
Amortization of deferred financing costs	368	357	993	1,210
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	1,323	303	(393)	2,387
Non-cash share based compensation awards	19	20	57	59
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	1,594	586	2,847	1,326
Amount attributed to unconsolidated entities for above adjustments	12	(107)	(47)	(467)
Amount attributed to non-controlling interests for above adjustments	(661)	169	(456)	217
AFFO attributable to our stockholders	6,904	7,356	21,619	22,259
Adjustments to arrive at FAD:
Non-cash management fee	515	446	1,478	1,260
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(268)	(1,214)	(605)	(2,292)
Accrued preferred return from preferred membership interest	(295)	(279)	(868)	(811)
Accrued preferred return from preferred equity investment	(91)	(88)	(263)	(261)
Stockholder servicing fees	(47)	(27)	(129)	(63)
Recurring capital expenditures attributed to unconsolidated entities(3)	(105)	24	(1,293)	(1,077)
Recurring capital expenditures attributed to non-controlling interests(3)	(50)	258	—	454
Realized (gains) losses on financial instruments(4)	621	1,251	2,009	2,494
Accrued property incentive fees	(464)	—	203	—
FAD attributable to our stockholders	$6,720	$7,727	$22,151	$21,963
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2024, accumulated amortization of the capitalized tax abatement was $0.4 million.
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
(4)Realized (gains) losses on financial instruments relates to the sale of real estate related securities, realized (gains) losses from derivative instruments and income from our investment in affiliated fund.

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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	September 30, 2024
Stockholders' equity	$78,992
Adjustments:
Class N redeemable common stock(1)	420,164
Unrealized net real estate and borrowings appreciation(2)	(4,003)
Accumulated depreciation and amortization(3)	115,926
Organization costs, offering costs and certain operating expenses(4)	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	2,926
Accrued stockholder servicing fee(6)	2,487
Impairment of investments in real estate(7)	6,182
Straight-line rent receivable(8)	(7,108)
Other	299
NAV	$627,865
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2024:

in thousands, except share/unit data
Components of NAV	September 30, 2024
Investments in real estate	$802,342
Investments in unconsolidated entities	150,069
Investments in real estate-related securities	40,559
Investment in commercial loan	12,972
Investments in affiliated fund	23,168
Cash and cash equivalents	69,326
Restricted cash	10,324
Other assets	3,705
Mortgage notes, revolving credit facility and financing obligation, net	(387,301)
Subscriptions received in advance	(6,204)
Other liabilities	(22,648)
Management fee payable	(342)
Accrued stockholder servicing fees	(15)
Non-controlling interests in joint-ventures	(68,090)
Net asset value	$627,865
Number of outstanding shares/units	22,439,173

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Operating Partnership Units(1)	Total
Net asset value	$17,041	$19,327	$23,625	$125,996	$34,895	$404,055	$2,926	$627,865
Number of outstanding shares/units	628,551	711,547	870,916	4,623,637	1,213,198	14,289,603	101,721	22,439,173
NAV Per Share/Unit as of September 30, 2024	$27.1109	$27.1622	$27.1270	$27.2504	$28.7630	$28.2761	$28.7630
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the September 30, 2024 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.1%	5.7%
Office	8.8%	7.3%
Industrial	7.6%	6.0%
Self-Storage	7.8%	5.8%
Multifamily	7.0%	5.5%
Student Housing	7.4%	5.6%
Retail	8.3%	7.3%

These assumptions are determined by an independent advisor, and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

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

Distributions
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor. The table below details the net distribution for each of our share classes for the nine months ended September 30, 2024:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2024	$0.1307	$0.1325	$0.1359	$0.1395	$0.1395	$0.1395
February 29, 2024	0.1309	0.1325	0.1359	0.1392	0.1392	0.1392
March 28, 2024	0.1307	0.1303	0.1360	0.1395	0.1395	0.1395
April 30, 2024	0.1295	0.1286	0.1346	0.1380	0.1380	0.1380
May 31, 2024	0.1307	0.1298	0.1360	0.1395	0.1395	0.1395
June 28, 2024	0.1295	0.1286	0.1346	0.1380	0.1380	0.1380
July 31, 2024	0.1307	0.1296	0.1360	0.1395	0.1395	0.1395
August 31, 2024	0.1308	0.1296	0.1360	0.1395	0.1395	0.1395
September 30, 2024	0.1296	0.1284	0.1347	0.1380	0.1380	0.1380
Total	$1.1731	$1.1699	$1.2197	$1.2507	$1.2507	$1.2507

For the three and nine months ended September 30, 2024, we declared distributions of $9.3 million and $27.5 million, respectively. For the three and nine months ended September 30, 2023, we declared distributions of $8.8 million and $25.9 million, respectively.

The following tables summarizes our distributions declared during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30, 2024		September 30, 2023
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,755	40%	$3,708	42%
Reinvested in shares	5,524	60%	5,069	58%
Total distributions	$9,279	100%	$8,777	100%
Sources of Distributions
Cash flows from operating activities	$6,883	74%	$5,494	63%
Distributions of capital from investments in unconsolidated entities(1)	2,334	25%	2,632	30%
DRIP(3)	62	1%	334	4%
Financing proceeds	—	—%	317	3%
Total sources of distributions	$9,279	100%	$8,777	100%

Cash flows from operating activities	$6,883		$5,494
Funds from Operations(2)	$4,414		$6,225

	Nine Months Ended
	September 30, 2024		September 30, 2023
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$11,209	41%	$20,254	78%
Reinvested in shares	16,256	59%	5,686	22%
Total distributions	$27,465	100%	$25,940	100%
Sources of Distributions
Cash flows from operating activities	$13,628	50%	$16,350	63%
Distributions of capital from investments in unconsolidated entities(1)	5,612	20%	5,374	20%
DRIP(3)	1,479	5%	928	4%
Financing proceeds	6,746	25%	3,288	13%
Total sources of distributions	$27,465	100%	$25,940	100%

Cash flows from operating activities	$13,628		$16,350
Funds from Operations(2)	$19,149		$18,169
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

Liquidity and Capital Resources
Liquidity

We believe that with respect to liquidity, we are well positioned with $144.6 million of immediate liquidity as of September 30, 2024, made up of $75.3 million of undrawn capacity on our Revolving Credit Facility and $69.3 million of cash and cash equivalents. In addition, we hold $40.6 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
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

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over the 60 months following such date. In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of September 30, 2024 and December 31, 2023, the Adviser and its affiliates have advanced organization costs and offering expenses of $8.4 million and $7.6 million, respectively, on our behalf in connection with the Offering and Private Offerings that are recorded as a component of due to affiliates on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
The Adviser has advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. From January 2022 to September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2024 and December 31, 2023, we have $8.3 million and $9.4 million, respectively, due to the Adviser for general and administrative expenses. These are recorded as a component of due to affiliates on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q.
Under our charter, we may reimburse the Adviser, at the end of each fiscal quarter, for total operating expenses paid by the Adviser. However, we may not reimburse the Adviser at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Guidelines”). We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2024 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.
On October 15, 2024, the Company and MassMutual entered into Amendment No. 2 to the Subscription Agreement, dated as of July 29, 2021 as amended by Amendment No. 1 on December 9, 2022 (as amended, the “Subscription Agreement”) with MassMutual (“Amendment No. 2”). Amendment No. 2 extends the commencement date of MassMutual’s liquidity rights from January 1, 2025 to January 1, 2026 and our ability to recycle MassMutual’s capital from December 31, 2024 to June 30, 2025.
Through June 30, 2025, we may choose to repurchase Class N shares from MassMutual on a monthly basis, subject to thresholds on a monthly basis at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by the Company. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through June 30, 2025, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.
Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual Shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph.

Capital Resources
In September 2023, INREIT OP entered into an amendment to the existing Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms remained identical to the terms outlined below. As a result of the amendment, the aggregate commitments were reduced to $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The amendment extended the maturity date to September 6, 2024 and granted an option to extend the term to September 5, 2025, subject to certain conditions. In July 2024, we exercised this extension right, extending the term of the Revolving Credit Facility to September 5, 2025. On October 11, 2024, we entered into a fifth amendment to the Revolving Credit Facility to provide for, among other things, a reduction in borrowing limitations from properties in the Company's DST Program in exchange for an incremental commitment by Invesco Realty, Inc. to provide up to $35.0 million of capital to the Company to repay outstanding obligations under the Revolving Credit Facility in the event of default, but is not available to fund our operating or investing activities.
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
As of September 30, 2024 and December 31, 2023, the Company did not have an outstanding principal balance on its revolving credit facility. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.08% and 7.10%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.99% and 6.62%, respectively. As of September 30, 2024, the borrowing capacity on the Revolving Credit Facility was $75.3 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of September 30, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(6)	Maximum Principal Amount	September 30, 2024	December 31, 2023
Bixby Kennesaw	S + 1.71%(2)	9/24/2026	N/A	$53,000	$53,000	$53,000
The Carmin	S + 1.75%(3)	1/1/2025	1/1/2027	$65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(4)	4/28/2027	4/28/2029	$113,500	111,134	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					339,294	339,034
Deferred financing costs, net					(1,533)	(2,290)
Mortgage notes payable, net					$337,761	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.03% and 7.04%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.87% and 6.48%, respectively.
(3)The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.09% and 7.08%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.81% and 6.33%, respectively.
(4)The weighted-average interest rate for the three and nine months ended September 30, 2024 was 6.75% and 6.77%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2023 was 6.70% and 6.38%, respectively.

(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and nine months ended September 30, 2024 was 5.71% and 5.73%, respectively, and 5.66% and 5.62% for the three and nine months ended September 30, 2023, respectively.
(6)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
As of September 30, 2024, we were in compliance with all loan covenants in our mortgage notes.
In connection with The Carmin property, as of September 30, 2024 we hold a financing obligation on our condensed consolidated balance sheets of $53.7 million, net of debt issuance costs.
See Note 9 — “Borrowings” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At September 30, 2024, we had cash and cash equivalents of $69.3 million and restricted cash of $10.3 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
We currently have no deposits or lines of credit with community or regional banking organizations, as such terms are defined by the Federal Reserve. The commercial loan we hold is a mezzanine loan for which the senior loan is held by a community or regional banking organization and in this case the senior loan is fully funded with no future funding obligation. Our Adviser and its affiliates use a formal bank monitoring program to seek to ensure a comprehensive and disciplined approach for the selection and ongoing monitoring of the financial institutions with whom funds and companies managed by our Adviser and its affiliates, such as our Company, do business. All financial institutions with which we do business must be initially approved by Invesco’s treasurer and are subject to ongoing monitoring.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended July 31, 2024, August 31, 2024 and September 30, 2024, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.

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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
in thousands	2024	2023
Cash flows provided by operating activities	$13,628	$16,350
Cash flows used in investing activities	(1,744)	(36,619)
Cash flows (used in) provided by financing activities	24,394	(4,385)
Net (decrease) increase in cash and cash equivalents and restricted cash	$36,278	$(24,654)
Operating Activities
Cash flows provided by operating activities of $13.6 million for the nine months ended September 30, 2024 consists of our net loss of $5.2 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities
Cash flows used in investing activities decreased $34.9 million during the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to no additional investments in our affiliated fund and commercial loans and proceeds from sales of real estate-related securities and the repayment of the Blue Grass commercial loan. These decreases were partially offset by acquisitions of real estate, purchases of real estate-related securities and contributions in our investments in unconsolidated entities.
Financing Activities
Cash flows provided by financing activities increased $28.8 million for the nine months ended September 30, 2024 compared to the corresponding period in 2023 primarily due to an increase in contributions from non-controlling interests primarily related to DST proceeds of $18.8 million, a decrease in common stock distributions of $10.4 million, an increase in subscriptions in advance of $4.0 million, and a decrease in common stock repurchases of $1.9 million. This increase was partially offset by a decrease in proceeds from issuances of common stock of $5.6 million and a decrease in net proceeds from borrowings of $1.2 million from the Revolving Credit Facility and mortgages payable.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of September 30, 2024, we had borrowed $339.3 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $264.6 million bears variable rate interest. As of September 30, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.6 million, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of September 30, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.2 million.
As of September 30, 2024, we have originated a $13.0 million variable rate mezzanine commercial loan that is indexed to SOFR. As of September 30, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan results in a projected increase or decrease in interest income of $0.4 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On July 1, 2024, we issued 5,758 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On August 1, 2024, we issued 5,659 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On September 1, 2024, we issued 5,924 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On July 12, 2024, we issued 291 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,500.
On August 10, 2024, we issued 270 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $7,900.
On September 10, 2024, we issued 264 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $7,700.
On July 12, 2024, we issued 56,769 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.6 million.
On August 10, 2024, we issued 57,773 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
On September 10, 2024, we issued 58,194 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
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
The following table presents information about the Offering and use of proceeds there from as of September 30, 2024:

in thousands except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Offering proceeds:
Shares sold	281,256	376,248	549,102	3,616,683	2,043,645	6,866,934
Gross offering proceeds	$8,968	$10,940	$16,976	$109,566	$60,062	$206,512
Selling commissions and other dealer manager fees	(256)	(102)	(20)	—	—	(378)
Stockholder servicing fees	(108)	(68)	(63)	—	—	(239)
Net offering proceeds	$8,604	$10,770	$16,893	$109,566	$60,062	$205,895
We intend to use the net proceeds from such sales for the purposes set forth in the prospectus for the Offering.

We primarily used the net proceeds from the Offering, along with net proceeds from dispositions of investments in real estate and unregistered sales of common stock, towards the acquisition of $935.7 million of real estate and real estate-related investments, $43.9 million in real estate-related securities and the repurchase of $161.5 million of shares of common stock. In addition to the net proceeds from the Offering, dispositions and unregistered sales of common stock, we financed our investments with $424.1 million from mortgages payable and financing obligations. The amounts of real estate and real estate-related investments acquired and financing from mortgages payable and financing obligations reflect our pro-rata share with respect to joint ventures. See Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” for additional details on our borrowings.
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
During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (2)
July 2024	14,414	$27.75	14,414	—
August 2024	40,955	27.65	40,955	—
September 2024	202,283	27.47	202,283	—
	257,652	$27.52	257,652	—
(1)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(2)All repurchase requests under our share repurchase plan were satisfied.
During the three months ended September 30, 2024, we repurchased 13,853 Class E shares from the Adviser outside of the share repurchase plan related to shares that were previously issued to the Adviser as payment of management fees.
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

10.1
Fifth Amendment to the Revolving Credit Facility, dated October 11, 2024, among Invesco REIT Operating Partnership LP, the Company, Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 on Form 8-K filed on October 17, 2024 and incorporated herein by reference).

10.2
Amendment No. 2 to Subscription Agreement, dated October 15, 2024, between the Company and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.2 on Form 8-K filed on October 17, 2024 and incorporated herein by reference).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2024