Form 10-K
period 2024-12-31
Invesco Real Estate Income Trust Inc.
filed 2025-03-24
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
Commission File Number: 000-56655
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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock, par value $0.01 per share
________________________________________________
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
As of March 24, 2025, the issuer had the following shares outstanding: 632,231 shares of Class T common stock, 786,096 shares of Class S common stock, 887,902 shares of Class D common stock, 4,637,159 shares of Class I common stock, 1,238,321 shares of Class E common stock and 14,649,645 shares of Class N common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS SUMMARY
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include about information possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements, although not all forward-looking statements may contain such words. These statements include our strategies, plans and objectives for future operations, including those relating to future growth, capital raising and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive, industry and market conditions, regulatory developments, future business decisions, and other aspects of our business or general economic conditions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable based on the information available to management at the time such statements are made, any of the assumptions could be inaccurate and, therefore, you should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.
Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
3

Risk Factor Summary
This section summarizes some of the risks potentially affecting our business, results of operations, prospects, financial condition and liquidity. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below.
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
General Description of Business and Operations
We are a Maryland corporation focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate, acquire and manage private real estate debt and invest in real estate-related securities. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner. We currently operate in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt and real estate-related securities. We are externally managed and advised by Invesco Advisers, Inc. (the “Adviser”), a registered investment advisor and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us.
Our portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt, concentrated in growth markets across the United States. As of December 31, 2024, we hold ownership interests in 58 properties, three positions in private real estate debt investments and a $56.5 million portfolio of liquid real estate-related securities. For more information on our portfolio, including details about our investments, allocation and results of operations, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We elected and intend to continue to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. On November 12, 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2024, we have received gross aggregate proceeds of $217.2 million through our public offerings.

We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” and the “Class N Private Offering,” respectively) and up to $20.0 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (the Class N Private Offering and Class E Private Offering, collectively, the “Private Offerings”). As of December 31, 2024, we had received offering proceeds of $588.6 million from the Private Offerings, and we have repurchased $74.8 million of Class N shares and $0.4 million of Class E shares, funded by proceeds from the Offering and Private Offerings.
We have contributed the net proceeds from our public Offering and the Private Offerings to the Operating Partnership in exchange for a corresponding number of Class T, Class S, Class D, Class I, Class E and Class N units. The Operating Partnership has used the net proceeds primarily to make investments in real estate, real estate debt and real estate-related securities.

In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). The Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement is guaranteed by the Operating Partnership, which has a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

The DST Program is giving us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of December 31, 2024, we have raised $46.5 million from our DST Program.
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
Our Adviser is an indirect, wholly owned subsidiary of Invesco, Ltd. (“Invesco”), an independent global investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2024, Invesco managed approximately $1.8 trillion in assets for investors around the world.
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
The ownership interests we acquire in the Affiliated Funds will generally be treated in the same way as investments by other investors in the Affiliated Funds. The value of our investments in Affiliated Funds are excluded from our NAV and the net asset value of the Operating Partnership for purposes of calculating the management fee we pay to the Adviser. Refer to Note 17 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding the calculation of the management fee.
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
Governmental Regulations
We intend to continue to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
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

In our judgment, compliance with the regulations described herein has not had a material adverse effect on our business, assets, results of operations, or financial condition. While we expect that additional new regulations will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, assets, results of operations, financial condition, or prospects. For additional information on government regulation, refer to Item 1A — “Risk Factors — Risks Related to Investments in Real Estate.”
Our Taxation as a REIT
We qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2020. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. For additional tax status information, refer to Item 1A — “Risk Factors — Tax Risks.”
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
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and other companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under the Adviser’s prevailing policies and procedures. At times, these entities may have greater access to capital to acquire properties than we have.
We have access to our Adviser’s professionals and their industry expertise, which we believe provides us with a competitive advantage. These professionals help us assess investment risks and determine appropriate pricing for certain potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. Despite certain competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, refer to Item 1A — “Risk Factors — Risks Related to Investments in Real Estate.”
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement, and our Adviser is responsible for providing us with our management team. Our executive officers may also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons—The Adviser.” Our Adviser's long-term success, including its success in managing our business, depends on its ability to retain, develop, engage and attract top talent. Our Adviser invests significantly in talent development, health and welfare programs, technology and other resources that support its employees in developing their full potential both personally and professionally. Invesco believes that an employee community that is diverse and inclusive, engaged in community involvement and invested in employee well-being will drive positive outcomes for its clients and shareholders.
Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2024, there were no tenants that individually represented more than 10% of our total rental revenue.

Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Invesco and the Adviser. See the disclosure under “Review of Our Policies” below as well as Item 1A — “Risk Factors — Risks Related to Conflicts of Interest.”
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
Review of Our Policies
Our board of directors, including our independent directors, have reviewed the policies described in this Annual Report on Form 10-K and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to implement and execute our business strategies; (2) our executive officers, directors and affiliates of the Adviser have expertise with the type of real estate investments we seek; (3) borrowings enable us to purchase additional investments, thereby increasing portfolio diversification and our ability to achieve investment objectives; (4) there are sufficient property acquisition opportunities with the attributes that we seek; and (5) corporate governance best practices and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Our board of directors, including our independent directors, has examined the material terms, factors and circumstances surrounding any transactions or arrangements between the Company and any of our directors, the Adviser, the Sponsor or any affiliate thereof described herein. On the basis of such examination, our board of directors, including our independent directors, has determined that such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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
We are not able to provide you with any information relating to any future investments that we may make. Because we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from the Offering, the Class N Private Offering and the Class E Private Offering (together with any future public or private offerings of our shares of common stock, our “offerings”), after the payment of fees and expenses, in the acquisition of investments identified by the Adviser. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties in which we will invest and the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the Affiliated Funds. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis, meaning that our dealer manager and participating broker-dealers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any shares. The amount of proceeds we raise in our offerings, including our public offering, may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Further, we expect to have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds in our offerings. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to you.

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
To date, all of the distributions we have paid to stockholders have been funded through a combination of cash flows from our operations, distributions from unconsolidated investments and distributions reinvested in shares of our common stock through our distribution reinvestment plan.
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

Payments to the Adviser in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.
The Adviser may choose to receive shares of our common stock or Operating Partnership units in lieu of certain fees and the Special Limited Partner may choose to receive Operating Partnership units in lieu of certain distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares of common stock or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being submitted for repurchase under the share purchase plan during such period.
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock as of the date of purchase or repurchase.
Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make a subscription request or repurchase request may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you purchase or we repurchase your shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, sell and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. Even in such extraordinary cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

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
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related securities are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume, as was the case throughout fiscal year 2024, because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Invesco Distributors, Inc., our dealer manager (the “Dealer Manager”), to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares of our common stock in our offerings and the price at which the shares may be repurchased by us pursuant to our share repurchase plan will generally be based on our prior month’s NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.
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
For the year ended December 31, 2024, we had a GAAP net income attributable to common stockholders of $27.2 million resulting in GAAP net earnings per share of common stock, basic and diluted, of $1.23. However, we had GAAP net losses for the years ended December 31, 2023 and December 31, 2022. Our accumulated deficit and cumulative distributions as of December 31, 2024 was $127.8 million. We may incur net losses and continue to have an accumulated deficit in the future.
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

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding control shares) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, officers of the corporation and employees of the corporation who are also directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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
Holders of shares of our common stock will not have preemptive rights to any shares of stock that we issue in the future. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares of our common stock in our current offering or future private or public offerings; (2) issue shares of our common stock or units in the Operating Partnership in private offerings; (3) issue shares of our common stock or units in the Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or units in the Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation interest; (5) issue shares of our common stock or units in the Operating Partnership to sellers of properties we acquire, (6) issue shares of our common stock as compensation to our independent directors, or (7) issue equity incentive compensation to the senior executive officers of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. If you purchase shares of our common stock in our public offering, you will incur immediate dilution in the net tangible book value of your investment as a result of accumulated depreciation and amortization on our assets and costs and fees and expenses incurred in connection with the public offering. Net tangible book value does not reflect our estimated value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. Furthermore, you may experience a dilution in the value of your shares depending on the terms and pricing of any share issuances (including the shares being sold in our public offering) and the value of our assets at the time of issuance. To the extent we issue additional shares of common stock after you purchase shares of our common stock in this offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership, including in connection with the Operating Partnership’s exercise of its FMV Option to acquire DST Properties, your percentage ownership interest in our assets will be diluted. Subject to limitations contained in our charter, we may issue, or cause to be issued, limited partnership units in the Operating Partnership in any manner (and on such terms and for such consideration) in exchange for real estate. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership.
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
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We rely heavily on our Adviser’s financial, accounting and other data processing systems. The ability of our Adviser’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.
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
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Our Adviser’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although our Adviser takes protective measures, including measures to effectively secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, our Adviser’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Adviser do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by our Adviser and third-party service providers, and such service providers may have limited indemnification obligations to us or our Adviser in the event a cyber incident causes us to incur loss or damages.

A breach of our Adviser's technology systems could damage our reputation could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our business and results of operations. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
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

The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.
Our Adviser or its or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI technology, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our Adviser’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI technology, understanding and monitoring the capabilities of the AI technology developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we or our Adviser may have limited visibility. Any of these risks could expose our Adviser or us to liability or adverse legal or regulatory consequences and harm its or our reputation and the public perception of its or our business or the effectiveness of our security measures. In addition to our Adviser’s use of AI technologies, it and we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could result in losses, liquidity outflows, or other adverse effects at a particular financial institution or exchange. If our Adviser’s use of AI becomes controversial, it or we may experience brand or reputational harm, competitive harm, or legal liability.

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
In connection with our DST Program, we own and may continue to own, through our taxable REIT subsidiary, beneficial interests in Delaware statutory trusts owning DST Properties that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases, the financing documents, used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist. DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments. DST Properties may later be reacquired by the Operating Partnership through the exercise of the FMV Option. In such a case, an investor who acquires Operating Partnership units in a tax-deferred exchange for its DST beneficial interests will generally still be tied to the DST Property in terms of the substituted basis the investor will take in its Operating Partnership units and the built-in-gain attributable to those units. As a result, if the DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investor’s remaining built-in-gain. Although we are not contractually obligated to do so, we intend to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, distributions or additional investments.

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
•increasing insurance premiums;
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
Our portfolio is currently concentrated in a limited number of asset types and investments, and may in the future be concentrated in a limited number of asset types, geographies or investments.

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
•joint venture partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests;
•the joint venture partner may have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Invesco;
•under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and
•joint venture partners may fail to meet their obligations to the joint venture as a result of financial distress or otherwise, and we would be forced to make contributions to maintain the value of the property.
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

We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.
There are certain types of losses (including, but not limited to, losses arising from environmental conditions, earthquakes, tornados and hurricanes, fires, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities with limits and on terms we consider commercially reasonable. If an uninsured loss or liability were to occur, whether because of a lack of insurance coverage or a loss in excess of insured limits, we could lose our capital invested in an asset, as well as the anticipated future revenues from such asset. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the asset. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.
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
We have invested and, in the future, may invest from time to time in real estate properties that are subject to ground leases. As a lessee under a ground lease, we may be exposed to the possibility of losing the property upon termination of the ground lease, or an earlier breach by us, which may adversely impact our investment performance. Furthermore, ground leases generally provide for certain provisions that limit the ability to sell certain properties subject to the lease. In order to assign or transfer rights and obligations under certain ground leases, we will generally need to obtain consent of the landlord of such property, which, in turn, could adversely impact the price realized from any such sale.
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
•A decrease in enrollment, including by a university reducing the number of student admissions or as a result of changes to federal funding for higher education, could reduce the demand for our student housing property and our occupancy rates may decline;
•A decrease in manufacturing activity in the United States, the outsourcing of manufacturing activities to less expensive foreign manufacturing workers, decreased port activity or a decline in imports, or an increased supply of industrial properties in the United States can decrease the demand for our industrial properties;
•Our self-storage investments are subject to operating risks common to the self-storage industry, which include crime and pilfering, business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers, or an inability to promptly re-let units or rates upon such re-letting being significantly lower than expected; and

•Retail properties are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could negatively impact the business of other retail lessees, given a decrease in foot traffic, and also impact the leasing terms of other tenants, who may be entitled to modify their lease terms. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In addition, retailers leasing any retail properties we may acquire will face continued competition from other market participants, which could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
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
•rent control or rent stabilization laws, or other laws regulating housing, which could prevent us from raising rents sufficiently to offset increases in operating costs;
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
Political changes may affect the real estate markets.
The regulatory environment in the United States can be impacted by changes in administration and future legislative developments. The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade or tariffs, or student aid programs), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

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

In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore, such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
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

We invest in real estate-related preferred equity, which is subordinate to any indebtedness, but involves different rights.
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
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.
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
We invest in real estate-related operating companies, such as development companies or property managers, which in turn may develop or service the assets of, or provide technology or services to, (1) our company, (2) the Adviser or its affiliates, (3) Other Invesco Accounts or (4) third parties. We may make such investments in order to provide access to real estate investments within our investment strategy or to enhance our financial performance. Our investments in real estate-related operating companies may take the form of preferred equity or other non-controlling interests, including debt interests. The nature of our interest in a real estate-related operating company may not permit us to actively manage or control the operations of such real estate-related operating company. A real estate-related operating company in which we invest may not be profitable at the time of our investment, or at any time, and may be exposed to stringent and complex federal, state and local laws, ordinances and regulations, including those related to financial crime, permits, government contracting, conservation, exploration and production, lending, tenancy, occupational health and safety, employment law and regulation, foreign investment and environmental protection. As a result of the foregoing risks and the risks inherent in an investment in any business, we may not be able to fully recover our investment in an operating company.
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
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may enter into derivatives transactions including, but not limited to options contracts, futures contracts, options on futures contracts, forward contracts and interest rate swaps for limited hedging purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange- traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives is subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
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
Interest we pay on our loan obligations will reduce cash available for distributions. We have obtained and will likely in the future obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. While we cannot predict factors which may or may not affect interest rates, certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to the Secured Overnight Financing Rate (“SOFR”) (the “Reference Rate”). As of December 31, 2024, a 100 basis point increase or decrease in the Reference Rate assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in in interest expense of $0.6 million, net of the impact of our interest rate hedges.
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
We have entered into a trademark sublicense agreement with the Adviser, as the sub-licensor, pursuant to which it has granted us a revocable, royalty-free, non-exclusive, non-transferable right and license to use the “Invesco” name as part of our corporate name in connection with activities associated with being a real estate investment trust. Under the sublicense agreement, we have a right to use this name for so long as the Adviser serves as our advisor and the trademark license agreement between Adviser and Invesco Holding Company Limited (“IHCL”) is not terminated. IHCL and its affiliates will retain the right to continue using the “Invesco” name. We will further be unable to preclude IHCL from licensing or transferring the ownership of the “Invesco” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of IHCL or others. Furthermore, in the event that the trademark sublicense agreement is terminated, we will be required to, among other things, change our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.
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
Currently, one Other Invesco Account is an open-ended fund that invests in stabilized, income-focused commercial real estate in primary and select secondary markets in the United States. As of December 31, 2024, this Other Invesco Account had $4.5 billion of gross assets under management and $140.0 million of unused capital commitments.
Additionally, one Other Invesco Account is an open-ended fund that invests primarily in substantially leased, income-producing core commercial real estate in major metropolitan areas in the United States. As of December 31, 2024, this Other Invesco Account had $13.3 billion of gross assets under management and $16.0 million of unused capital commitments.
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
Similarly, Other Invesco Accounts may invest in real estate-related operating companies, including property managers, development companies or other real estate service providers (each, a “Related Service Company”). The Adviser may be incentivized to direct work for its clients and affiliates, including us and assets owned by us, towards such Related Service Companies, both to nurture these businesses and due to the compensation received as a result of the Other Invesco Accounts’ interest in such Related Service Companies. Conflicts may arise in determining whether the Company should engage a Related Service Company to service an asset and in determining the terms of such engagement, including price and other terms, such as indemnification provisions. The Adviser also may be conflicted in determining whether a Related Service Company has adequately performed its obligations to us and whether to impose any penalties available for failure to do so, which may adversely impact the assets serviced by a Related Service Company.
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
The Adviser may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines in its sole discretion should be divided and allocated among us and Other Invesco Accounts. Such allocations generally would be based on its assessment of the expected returns and risk profile of the portfolio and the assets therein. For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among Other Invesco Accounts and us acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which we and Other Invesco Accounts will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though the Adviser could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Adviser will have conflicting duties to us and Other Invesco Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Invesco Accounts.
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
We have operated and expect to continue to operate so as to qualify to be taxed as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, being unable to deduct dividends paid to stockholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;
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
The Ownership Limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the Ownership Limits granted in the future may limit the power of our board of directors to increase the Ownership Limits or grant further exemptions.
Non-U.S. stockholders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that disposes of a “United States real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including repurchases) would be subject to tax under FIRPTA, unless (1) our shares of common stock were regularly traded on an established securities market and (2) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares to be regularly traded on an established securities market. Final Treasury Regulations that were effective as of April 25, 2024 (the “Final Regulations”) modified prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, then the look-through rule in the Final Regulations applicable to foreign controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.

A non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. stockholder’s ownership of our common stock, unless the relevant class of stock is regularly traded on an established securities market in the United States and such non-U.S. stockholder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.
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
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and our stockholders under Maryland law and our charter and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Adviser and its affiliates. To mitigate risk from cyber threats, our Adviser has a designated Global Chief Security Officer (“GCSO”) who leads its global security department, which is responsible for identifying, assessing and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations and incident response. The global security department oversees, among other things, the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Business Continuity, Crisis Management, Global Privacy Office, Business Security, Projects and Strategy This structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees and critical assets safe, upholding privacy rights, and enabling a secure and resilient business.

Our Adviser’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in information security and risk management. Our Adviser’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.

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
•An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or a third-party.
•Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•Regular cyber phishing tests throughout the year to measure and raise employee awareness of cyber phishing threats.

Important to these programs is our Adviser’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Our board of directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO (or designee) regarding cybersecurity, which updates include a review of our Adviser’s global security program and cybersecurity, including risks and protections for us and our Adviser. The Global Operational Risk Management Committee, one of our Adviser’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO provides quarterly updates to our enterprise risk management committee, which in turn provides quarterly updates to our board of directors, and members of our management team are included in our Adviser’s incident response process in the event a cybersecurity incident occurs that could materially impact us.

As of December 31, 2024, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
ITEM 2.    PROPERTIES
For an overview of our real estate investments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio.”
Principal Executive Offices
Our principal executive and administrative offices are located in leased space at 2300 N Field Street, Suite 1200, Dallas Texas 75201. As part of our Advisory Agreement, our Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offering of Common Stock
The Offering consists of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 3, 2025, there was 631,496 holders of record of our Class T common stock, 784,740 holders of record of our Class S common stock, 886,503 holders of record of our Class D common stock, 4,634,385 holders of record of our Class I common stock and 1,237,438 holders of record of our Class E common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
The following table details the selling commissions, dealer manager fees and stockholder servicing fees for each applicable share class as of December 31, 2024:

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
The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees. The transaction price generally equals our prior month's NAV per share. We calculate NAV in accordance with the valuation guidelines approved by our board of directors, as described further below. For the year ended December 31, 2024, the ratio of the costs of raising equity capital (including through the Primary Offering, Distribution Reinvestment Plan and Private Offerings) to the gross amount of equity capital raised was 3.08%.

The following table presents our monthly NAV per share for each of the six classes of shares for the three years ended December 31, 2024:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	30.5589	30.5589	30.5589	30.6419	31.2230	30.9204
February 28, 2022	31.1140	31.1140	31.1140	31.1416	31.9027	31.5318
March 31, 2022	31.2957	31.2957	31.2957	31.3144	32.1671	31.7518
April 30, 2022	31.5374	31.5377	31.5369	31.5265	32.5034	32.0489
May 31, 2022	31.8857	31.8862	31.8778	31.8709	32.9665	32.4446
June 30, 2022	32.1860	32.1865	32.1674	32.2786	33.3737	32.7699
July 31, 2022	32.0983	32.1021	32.0517	32.1719	33.3279	32.7135
August 31, 2022	32.2133	32.2169	32.1756	32.2913	33.5192	32.8662
September 30, 2022	32.4514	32.4667	32.4166	32.5325	33.8692	33.1646
October 31, 2022	32.1307	32.1562	32.0941	32.2097	33.5350	32.8704
November 30, 2022	31.7783	31.7984	31.7572	31.8891	33.1323	32.5506
December 31, 2022	31.2919	31.2912	31.2787	31.4458	32.5841	32.0648
January 31, 2023	31.1058	31.0875	31.0800	31.2487	32.4021	31.8855
February 28, 2023	30.9648	30.9336	30.9308	31.1004	32.2862	31.7545
March 31, 2023	30.3180	30.2789	30.2835	30.4464	31.6349	31.1115
April 30, 2023	30.0882	30.0389	30.0839	30.2104	31.4018	30.8931
May 31, 2023	29.9930	29.9385	29.9949	30.1155	31.3297	30.8190
June 30, 2023	29.9694	29.9159	29.9698	30.0938	31.3335	30.8201
July 31, 2023	29.8027	29.7501	29.8028	29.9270	31.1905	30.6771
August 31, 2023	29.4636	29.4212	29.4647	29.5857	30.8672	30.3574
September 30, 2023	29.1110	29.1000	29.1182	29.2392	30.5235	30.0198
October 31, 2023	28.9098	28.9249	28.9245	29.0408	30.3427	29.8423
November 30, 2023	28.6406	28.6599	28.6571	28.7687	30.0871	29.5910
December 31, 2023	28.3690	28.3841	28.3823	28.4916	29.8254	29.3334
January 31, 2024	28.1773	28.1936	28.1969	28.3029	29.6524	29.1631
February 29, 2024	27.9514	27.9691	27.9698	28.0835	29.4420	28.9555
March 31, 2024	27.9451	27.9986	27.9657	28.0789	29.4666	28.9783
April 30, 2024	27.8093	27.8617	27.8300	27.9435	29.3543	28.8656
May 31, 2024	27.6983	27.7515	27.7187	27.8348	29.6276	28.7789
June 30, 2024	27.6190	27.6725	27.6417	27.7578	29.2145	28.7250
July 31, 2024	27.5189	27.5747	27.5418	27.6583	29.1406	28.6503
August 31, 2024	27.3375	27.3872	27.3533	27.4704	28.9724	28.4834
September 30, 2024	27.1109	27.1622	27.1270	27.2504	28.7630	28.2761
October 31, 2024	26.9824	27.0333	26.9982	27.1323	28.6575	28.1715
November 30, 2024	26.7516	26.8033	26.7692	26.9029	28.4430	27.9593
December 31, 2024	26.6218	26.6770	26.6401	26.7738	28.3371	27.8530

Net Asset Value
We calculate NAV in accordance with the valuation guidelines approved by our board of directors. We calculate our NAV for each class of shares based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
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

The valuation of our real properties, derivative instruments, private real estate debt and the debt encumbering our real properties, is performed by independent valuation advisors, Capright Property Advisors, LLC (“Capright”) and Chatham Financial Corp. (“Chatham”), each of which is a valuation firm selected by the Adviser and approved by our board of directors, including a majority of our independent directors. Capright values our real properties and Chatham values the property-level debt which encumbers our real properties, our entity-level debt, our private real estate debt and our derivative instruments. Capright and Chatham are engaged in the business of rendering opinions regarding the value of commercial real properties and real estate-related debt and are not affiliated with us or the Adviser.
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

The monthly NAV for each class of shares will be based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration lass-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV adjusted for any issuances of shares and repurchases of shares that were effective during such month. The NAV calculation will generally be available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee payable to the Adviser, any accrued performance participation with respect to the Special Limited Partner, distributions, unrealized/realized gains and losses on assets and liabilities, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The Adviser advanced all of our operating expenses (excluding the organizational and offering expenses discussed below) on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. For purposes of calculating our NAV, operating expenses paid by the Adviser on our behalf through December 31, 2021, will not be reflected in our NAV until we reimburse the Adviser for such costs. In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021.
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

The following table reconciles stockholders’ equity under GAAP per our consolidated balance sheets to our NAV:

in thousands	December 31, 2024	December 31, 2023
Stockholders' equity	$102,268	$96,024
Adjustments:
Class N redeemable common stock(1)	425,178	405,479
Unrealized net real estate and borrowings appreciation (depreciation)(2)	(27,036)	10,455
Accumulated depreciation and amortization(3)	108,062	91,460
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	2,018	5,658
Accrued stockholder servicing fee(6)	2,490	2,100
Impairment of investments in real estate(7)	6,182	7,924
Straight-line rent receivable(8)	(7,399)	(6,151)
Other	744	—
NAV	$624,507	$624,949
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
(4)The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2027.
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
(5)The Class E units in the Operating Partnership held by the Special Limited Partner have been classified as redeemable non-controlling interest, which is not a component of stockholders’ equity on our consolidated balance sheets in this Annual Report on Form 10-K. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in the Operating Partnership on our consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C. has the contractual right to redeem the units under certain circumstances.
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

The following table provides a breakdown of the major components of our total NAV as of December 31, 2024 and 2023:

in thousands, except share data
Components of NAV	December 31, 2024	December 31, 2023
Investments in real estate	$774,238	$797,598
Investments in unconsolidated entities	148,905	144,071
Investments in real estate-related securities	56,472	28,030
Investments in commercial loans	12,996	34,626
Investment in affiliated fund	21,675	27,717
Cash and cash equivalents	48,820	36,046
Restricted cash	4,883	7,326
Other assets	4,395	6,849
Mortgage notes, revolving credit facility and financing obligation, net	(336,291)	(385,067)
Subscriptions received in advance	(835)	(3,503)
Other liabilities	(18,921)	(20,290)
Management fee payable	(359)	(309)
Accrued stockholder servicing fees	(16)	(12)
Non-controlling interests in joint-ventures	(91,455)	(48,133)
Net asset value	$624,507	$624,949
Number of outstanding shares/units	22,676,865	21,470,494
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024:

NAV Per Share (in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Operating Partnership Units(1)	Total
Net asset value	$16,791	$19,387	$23,368	$125,180	$34,821	$402,942	$2,018	$624,507
Number of outstanding shares/units	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	71,204	22,676,865
NAV Per Share/Unit as of December 31, 2024	$26.6218	$26.6770	$26.6401	$26.7738	$28.3371	$27.8530	$28.3371
(1)Includes the partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the December 31, 2024 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.2%	5.8%
Office	8.8%	7.3%
Industrial	7.6%	6.0%
Self-Storage	7.8%	5.8%
Multifamily	7.0%	5.5%
Student Housing	7.5%	5.8%
Retail	8.5%	7.4%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(2.0)%	(1.8)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.0%	+2.8%	+2.7%	+3.0%	+2.7%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.6)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%
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
The table below details the net distribution for each of our share classes for the year ended December 31, 2024:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2024	$0.1307	$0.1325	$0.1359	$0.1395	$0.1395	$0.1395
February 29, 2024	0.1309	0.1325	0.1359	0.1392	0.1392	0.1392
March 28, 2024	0.1307	0.1303	0.1360	0.1395	0.1395	0.1395
April 30, 2024	0.1295	0.1286	0.1346	0.1380	0.1380	0.1380
May 31, 2024	0.1307	0.1298	0.1360	0.1395	0.1395	0.1395
June 28, 2024	0.1295	0.1286	0.1346	0.1380	0.1380	0.1380
July 31, 2024	0.1307	0.1296	0.1360	0.1395	0.1395	0.1395
August 30, 2024	0.1308	0.1296	0.1360	0.1395	0.1395	0.1395
September 30, 2024	0.1296	0.1284	0.1347	0.1380	0.1380	0.1380
October 31, 2024	0.1309	0.1296	0.1361	0.1395	0.1395	0.1395
November 26, 2024	0.1297	0.1285	0.1347	0.1380	0.1380	0.1380
December 31, 2024	0.1310	0.1295	0.1361	0.1395	0.1395	0.1395
Total	$1.5647	$1.5575	$1.6266	$1.6677	$1.6677	$1.6677
For the year ended December 31, 2024, we declared distributions in the amount of $36.8 million. The following table outlines the tax character of our distributions paid in 2024 as a percentage of total distributions. The distribution declared on December 31, 2024 was paid in January 2025 and is excluded from the analysis below as it will be a 2025 tax event.

	Ordinary Income	Capital Gains	Unrecaptured Section 1250 Gains	Return of Capital
December 31, 2024	6.57%	53.79%	31.44%	8.20%

The table below details the net distribution for each of our share classes for the year ended December 31, 2023:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2023	$0.1339	$0.1395	$0.1367	$0.1395	$0.1395	$0.1395
February 28, 2023	0.1311	0.1372	0.1346	0.1372	0.1372	0.1372
March 31, 2023	0.1319	0.1395	0.1364	0.1395	0.1395	0.1395
April 28, 2023	0.1305	0.1380	0.1349	0.1380	0.1380	0.1380
May 31, 2023	0.1315	0.1395	0.1361	0.1395	0.1395	0.1395
June 30, 2023	0.1299	0.1372	0.1347	0.1380	0.1380	0.1380
July 31, 2023	0.1309	0.1375	0.1361	0.1395	0.1395	0.1395
August 31, 2023	0.1309	0.1363	0.1361	0.1395	0.1395	0.1395
September 29, 2023	0.1297	0.1331	0.1346	0.1380	0.1380	0.1380
October 31, 2023	0.1310	0.1331	0.1360	0.1395	0.1395	0.1395
November 30, 2023	0.1297	0.1314	0.1346	0.1380	0.1380	0.1380
December 29, 2023	0.1307	0.1326	0.1360	0.1395	0.1395	0.1395
Total	$1.5717	$1.6349	$1.6268	$1.6657	$1.6657	$1.6657
For the year ended December 31, 2023, we declared distributions in the amount of $34.8 million. The following table outlines the tax character of our distributions paid in 2023 as a percentage of total distributions. The distribution declared on December 31, 2023 was paid in January 2024 and is excluded from the analysis below as it is a 2024 tax event.

	Ordinary Income	Capital Gains	Unrecaptured Section 1250 Gains	Return of Capital
December 31, 2023	—%	—%	—%	100.00%
The table below details the net distribution for each of our share classes for the year ended December 31, 2022:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2022	$0.1207	$0.1207	$0.1362	$0.1426	$0.1426	$0.1426
February 28, 2022	0.1201	0.1201	0.1341	0.1400	0.1400	0.1400
March 31, 2022	0.1201	0.1201	0.1360	0.1426	0.1426	0.1426
April 30, 2022(1)	0.2196	0.2198	0.1662	0.1440	0.1440	0.1440
May 31, 2022	0.1394	0.1395	0.1393	0.1395	0.1395	0.1395
June 30, 2022	0.1379	0.1380	0.1376	0.1380	0.1380	0.1380
July 31, 2022	0.1392	0.1395	0.1384	0.1395	0.1395	0.1395
August 31, 2022	0.1391	0.1395	0.1379	0.1395	0.1395	0.1395
September 30, 2022	0.1354	0.1380	0.1361	0.1380	0.1380	0.1380
October 31, 2022	0.1359	0.1395	0.1373	0.1395	0.1395	0.1395
November 30, 2022	0.1342	0.1380	0.1356	0.1380	0.1380	0.1380
December 31, 2022	0.1345	0.1395	0.1367	0.1395	0.1395	0.1395
Total	$1.6761	$1.6922	$1.6714	$1.6807	$1.6807	$1.6807
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

	Ordinary Income	Capital Gains	Unrecaptured Section 1250 Gains	Return of Capital
December 31, 2022	0.84%	—%	—%	99.16%

The following table summarizes our distributions declared during the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
in thousands	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$14,964	41%	$23,956	69%	$26,264	98%
Reinvested in shares	21,880	59%	10,888	31%	637	2%
Total distributions	$36,844	100%	$34,844	100%	$26,901	100%
Sources of Distributions
Cash flows from operating activities	$18,048	49%	$20,219	58%	$26,901	100%
Distributions of capital from investments in unconsolidated entities(1)	7,516	20%	6,277	18%	—	—%
DRIP(3)	11,280	31%	8,348	24%	—	—%
Total sources of distributions	$36,844	100%	$34,844	100%	$26,901	100%

Cash flows from operating activities	$18,048		$20,219		$31,114
Funds from Operations(2)	$23,875		$21,347		$31,383
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our investment in San Simeon Holdings LLC (“San Simeon Preferred Equity”), which owns a multifamily property, our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in 13 retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. The distributions received from this investment are classified as investing activities.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful non-GAAP measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of capitalized tax abatements, (iii) amortization of above- and below-market lease intangibles, (iv) amortization of deferred financing costs, (v) organization expenses advanced by the Adviser, as well as repayment of those expenses, (vi) unrealized losses (gains) from changes in fair value of financial instruments, (vii) non-cash share based compensation awards and amortization of unvested restricted stock awards, (viii) non-cash performance participation interest or other non-cash incentive compensation even if repurchased by us (ix) debt extinguishment charges and (x) similar adjustments for non-controlling interests and unconsolidated entities. We may add additional adjustments from FFO to arrive at AFFO as appropriate. Beginning December 31, 2023 and going forward, the accrued preferred returns and other operating expenses advanced by the Adviser will be included as a component of FAD and excluded from AFFO so that AFFO more appropriately reflects the performance of our portfolio as these items are directly attributable to our operations. AFFO and FAD in this Form 10-K for the years ended December 31, 2023 and 2022 have been adjusted to reflect this change.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	For the Year Ended December 31,
in thousands	2024	2023	2022
Net income (loss) attributable to our stockholders	$27,226	$(17,038)	$(15,968)
Adjustments to arrive at FFO:
Impairment loss on investments of real estate	—	7,924	—
(Gain) loss from disposition of investments in real estate	(33,628)	(54)	—
Real estate depreciation and amortization	24,550	25,491	41,015
Amount attributed to unconsolidated entities for real estate depreciation and amortization	9,737	9,588	9,798
Amount attributed to non-controlling interests for real estate depreciation and amortization	(2,623)	(2,263)	(3,411)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(1,987)	(2,301)	(51)
Amount attributed to non-controlling interests for net gain on disposition of real estate	600	—	—
FFO attributed to our stockholders	$23,875	$21,347	$31,383
Adjustments to arrive at AFFO:
Straight-line rental income	(674)	(1,137)	(1,328)
Amortization of capitalized tax abatement(1)	167	476	549
Amortization of above- and below-market lease intangibles	(302)	(221)	(200)
Amortization of deferred financing costs	1,387	1,531	1,495
Debt extinguishment charges	193	632	—
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	45	4,407	(3,676)
Non-cash share based compensation awards	100	98	78
Non-cash performance participation interest	—	—	3,977
Amount attributed to unconsolidated entities for unrealized gains on fair value of financial instruments	3,147	3,072	(5,492)
Amount attributed to unconsolidated entities for above adjustments	(17)	(230)	(910)
Amount attributed to non-controlling interests for above adjustments	(181)	(493)	959
AFFO attributed to our stockholders	$27,740	$29,482	$26,835
Adjustments to arrive at FAD:
Non-cash management fee	2,013	1,720	1,026
Other operating income (expenses) advanced by Adviser	—	—	(962)
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(924)	(3,646)	(1,044)
Accrued preferred return from preferred membership interest	(1,168)	(1,094)	(1,034)
Accrued preferred return from preferred equity investment	(352)	(346)	(349)
Stockholder servicing fees	(175)	(97)	13
Recurring capital expenditures attributed to unconsolidated entities(3)	(1,484)	(1,019)	(486)
Recurring capital expenditures attributed to non-controlling interests(3)	113	540	43
Realized losses on financial instruments(4)	2,038	3,357	235
Accrued property incentive fees	$92	$—	$—
FAD attributed to our stockholders	$27,893	$28,897	$24,277
(1)We obtained tax abatements in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the consolidated statements of operations. As of December 31, 2024, accumulated amortization of the capitalized tax abatement was $0.5 million.

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
Unregistered Sales of Equity Securities
On October 1, 2024, we issued 6,032 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On November 1, 2024, we issued 5,826 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On December 2, 2024, we issued 6,178 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On October 11, 2024, we issued 264 unregistered Class E shares of common stock to accredited investors as part of the distribution reinvestment program for total consideration of approximately $7,654.
On November 12, 2024, we issued 270 unregistered Class E shares of common stock to accredited investors as part of the distribution reinvestment program for total consideration of approximately $7,774.
On December 11, 2024, we issued 270 unregistered Class E shares of common stock to accredited investors as part of the distribution reinvestment program for total consideration of approximately $7,728.
On October 11, 2024, we issued 58,192 unregistered Class N shares of common stock to accredited investors as part of the distribution reinvestment program for total consideration of $1.7 million.
On November 12, 2024, we issued 59,556 unregistered Class N shares of common stock to accredited investors as part of the distribution reinvestment program for total consideration of $1.7 million.
On December 11, 2024, we issued 59,410 unregistered Class N shares of common stock to accredited investors as part of the distribution reinvestment program for total consideration of $1.7 million.
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
During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
October 2024	141,657	$26.36	137,040	—
November 2024	137,658	26.20	133,041	—
December 2024	48,371	24.32	43,753	—
	327,686	$25.99	313,834	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 13,853 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $28.62, related to shares that were previously issued to the Adviser as payment of management fees.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 6.    RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I Item 1A — “Risk Factors” in this Annual Report on Form 10-K.
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
As of December 31, 2024, we own or have invested in 58 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of December 31, 2024, we also own real estate-related securities, have an investment in a commercial loan and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. On November 12, 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion consisting of up to $2.4 billion in shares in our Primary Offering and up to $600.0 million in shares under our distribution reinvestment plan. We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis.

As of March 24, 2025, we have received gross aggregate proceeds of $221.9 million through our public offerings.

Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock” and the “Class N Private Offering, respectively”) and up to $20.0 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (the Class N Private Offering and Class E Private Offering, collectively, the “Private Offerings”). As of March 24, 2025, we have received offering proceeds of $593.7 million from the Private Offerings, and we have repurchased $74.8 million of Class N shares and $0.4 million of Class E shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our consolidated balance sheets.

In August 2022, our board of directors authorized management to initiate, through the Operating Partnership, a program (the “DST Program”) to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests (“Interests”) in specific Delaware statutory trusts (the “DSTs”) holding real properties (the “DST Properties”). These Interests will be issued and sold to “accredited investors,” as that term is defined under Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) in private placements exempt from registration pursuant to Section 4(a)(2) of the Securities Act (the “DST Offerings”). Under the DST Program, each DST Property may be sourced from our real properties or from third parties, will be held in a separate DST, and will be leased back by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement is guaranteed by the Operating Partnership, which has a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash. After a one-year holding period, investors who acquire OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both.

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our first DST Offering in February 2023. As of March 24, 2025, we have raised $82.6 million from our DST Program.
Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income we generate from the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, interest rates, capital flows, transaction activity, and a changing macroeconomic landscape had the most direct impacts on our performance and financial condition during 2024.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Inflation and economic trend data, along with policy shifts with a new administration, will ultimately determine if and when interest rates decline. For the time being, borrowing costs remain in the 5-7% range, which will inform how investors underwrite value and their conviction in required growth. Our investment decisions today are further colored by a divergence in sector fundamentals and pricing that is wider than historical long-term averages. We continue to believe that we’re transitioning between value cycles and prioritizing investment level execution will be critical to generating outperformance.
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
Our investments are diversified across sectors, including industrial, healthcare, multifamily, self-storage and student-housing.
While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.

2024 Highlights
Operating Results
•Declared monthly net distributions totaling $36.8 million for the year ended December 31, 2024. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.9%	5.8%	6.1%	6.2%	5.9%	6.0%
Year-to-Date Total Return, without upfront selling commissions(2)	(0.7)%	(0.6)%	(0.4)%	(0.2)%	0.6%	0.7%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(4.1)%	(4.0)%	(1.9)%	(0.2)%	0.6%	0.7%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.4%	4.6%	4.7%	5.0%	6.5%	8.4%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.4%	3.5%	4.2%	5.0%	6.5%	8.4%
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
Capital Activity
•We raised $47.6 million of net proceeds from the sale of our common stock during the year ended December 31, 2024, and also raised a total of $39.2 million in net proceeds from the DST Program during the year ended December 31, 2024.
Financings
•We exercised the extension right on the Revolving Credit Facility in July 2024, which extended the maturity date to September 5, 2025. We also entered into a loan amendment to the Revolving Credit Facility on October 11, 2024. An incremental commitment was made by Invesco Realty, Inc. to provide up to $35.0 million of additional capital to the Company under the Revolving Credit Facility, which provides for a reduction in borrowing limitations from properties in the Company’s DST Program.
•We repaid the Bixby Kennesaw mortgage note in connection with the disposition of the property in the current year and incurred debt extinguishment charges of $0.2 million.
Investments
•We received proceeds of $21.8 million from the repayment of the 9801 Blue Grass commercial loan upon maturity.
•We acquired seven real estate properties for a total purchase price of $107.8 million, including a multifamily apartment community in Dallas, Texas, and industrial properties in Charlotte, North Carolina, and Lumberton, New Jersey. The acquisitions are consistent with our strategy of acquiring income-producing commercial real estate assets in growth markets across the United States.
•We closed on dispositions of three properties for a total sales price of $130.2 million, including two self-storage properties in Salem, Oregon, and one student housing property in Kennesaw, Georgia.
•We increased our investment in our Retail GP Fund overall by $8.9 million as a result of one new investment and one sale of an investment bringing our net investment to $22.0 million.
•We increased our investments in real estate-related securities to $56.5 million.
•We redeemed all issued and outstanding shares of our Series A Preferred Stock for approximately $62,500, plus accrued and unpaid dividends.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of December 31, 2024:
Investment Allocation(1)
The following charts describe the diversification of our investments in real estate based on fair value as of December 31, 2024:
Property Type(2)
Geography(3)

(1)Investment allocation is measured as the asset value of each investment category (real estate property investments, private real estate debt, real estate-related securities or cash) against the total asset value of all investment categories, excluding the value of any third-party interests in such assets. Real estate investments include our direct property investments, unconsolidated investments and our interest in retail properties through INREIT’s interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments. Totals may not sum to 100% due to rounding.

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
As of December 31, 2024, we owned interests in 58 properties, which we acquired for a total purchase price of $880.0 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of December 31, 2024:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue(3)
Healthcare	20	1,030,397 sq. ft.	91%	$167,013	$3,741	4%
Office	1	80,980 sq. ft.	100%	28,900	2,990	4%
Industrial	12	1,877,967 sq. ft.	80%	207,652	10,198	12%
Self-Storage	8	462,520 sq. ft.	88%	78,309	9,332	11%
Multifamily	2	541 units	92%	125,570	12,419	15%
Student Housing	1	833 beds	90%	194,040	21,639	26%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,200	5,587	7%
Other(4)	13	4,252,125 sq. ft.	92%	46,083	5,467	7%
Total	58			$907,767	$71,373	86%

(1)Based on fair value as of December 31, 2024. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2024. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include real estate debt and real estate-related securities. See the tables below for the remainder of our segment revenue.
(4)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of December 31, 2024:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	3	$63,601	$8,432	10%
(1)Based on fair value as of December 31, 2024. The Fair Value includes investment in a commercial mortgage, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2024. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Preferred Equity investment, income from commercial loans and income from an investment in an affiliated fund.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate-related securities.

The following table provides a summary of our real estate-related securities as of December 31, 2024:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate-Related Securities	25	$56,472	$3,688	4%
(1)Based on fair value as of December 31, 2024. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2024. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate debt.

Real Estate
The following table provides information regarding our portfolio of real estate as of December 31, 2024:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price (in thousands)	Sq. Feet / Units /Beds		Occupancy
Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	$86,416	1,030,397	sq. ft.	91%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Industrial:
13034 Excelsior(6)	1	Norwalk, CA	December 2020	100%	18,594	53,527	sq. ft.	100%
5201 Industry(6)	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Midwest Industrial Portfolio(2)	4	IL, OH, MO	September 2021 / January 2022 / March 2022	95%	115,566	1,338,425	sq. ft.	76%
International Business 4535	1	Charlotte, NC	July 2024	100%	8,731	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	62,069	384,335	sq. ft.	85%
Total Industrial	12				217,443	1,877,967	sq. ft.

Self-Storage:
River Road Storage(5)(6)	1	Salem, OR	September 2021	100%	15,540	76,034	sq. ft.	90%
South Loop Storage(6)	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	91%
University Parkway Storage(6)	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	88%
Bend Self-Storage Portfolio(6)	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	89%
Clarksville Self-Storage Portfolio(6)	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	85%
Total Self-Storage	8				81,442	462,520	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	36,954	181	units	82%
Total Multifamily	2				198,977	541	units

Student Housing:
The Carmin	1	Tempe, AZ	December 2021	98%	163,692	833	beds	90%
Total Student Housing	1				163,692	833	beds

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Other:
Retail GP Fund(4)	13	Various(4)	Various(4)	4.5% - 9%	30,700	4,252,125	sq. ft.	92%
Total Other	13				30,700	4,252,125	sq. ft.
Total Investment Properties	58				$879,952

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
(5)River Road Storage, Blossom Drive Storage and Glen Creek Storage were previously collectively presented as Salem Self-Storage Portfolio. Blossom Drive Storage and Glen Creek Storage were sold in December 2024.
(6)These properties are held through our DST Program as of December 31, 2024 and have been consolidated in our consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures in our consolidated balance sheets.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of December 31, 2024. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025	37	$3,999	9%	158,551	6%
2026	48	8,436	19%	484,269	18%
2027	28	3,337	7%	353,579	13%
2028	35	4,905	11%	141,815	5%
2029	32	6,455	14%	517,366	20%
2030	18	2,899	6%	157,532	6%
2031	12	1,566	4%	142,775	5%
2032	10	994	2%	33,877	1%
2033	4	289	1%	9,595	1%
2034	13	1,280	3%	55,542	2%
Thereafter	21	11,063	24%	597,114	23%
Total	258	$45,223	100%	2,652,015	100%
(1)Annualized base rent is determined from the annualized December 31, 2024 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 91% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At December 31, 2024, we hold a total equity investment of $28.7 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of December 31, 2024, our investment in CMI was $21.3 million.

The following table summarizes our investments in commercial loans as of December 31, 2024 and 2023:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	Maturity Date(2)
9801 Blue Grass Loan	9/1/2022	Mezzanine	N/A	N/A	$—	$21,800	$—	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	13,007	13,007	12,996	12,937	2/9/2025
Total					$13,007	$34,807	$12,996	$34,626

(1)Represents the interest rate as of December 31, 2024. Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)On February 9, 2025, the borrower of 5805 N Jackson Gap Loan exercised its first option to extend the maturity date to February 9, 2026.
During the year ended December 31, 2024, the commercial loan issued to 9801 Blue Grass, was repaid at par value upon maturity. The loan had an interest rate of 12.57% as of December 31, 2023.
We elected the fair value option for our commercial loans and, accordingly, there are no capitalized origination costs or fees associated with our loans.
Investments in Real Estate-Related Securities
As of December 31, 2024, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. The following table details our investments in real estate-related securities as of December 31, 2024:

in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	For the Year Ended December 31,
in thousands	2024	2023	$ Change
Revenues
Rental revenue	$59,303	$62,374	$(3,071)
Income from commercial loans	3,701	4,439	(738)
Other revenue	3,090	3,193	(103)
Total revenues	66,094	70,006	(3,912)
Expenses
Rental property operating	25,561	25,651	(90)
General and administrative	7,714	4,836	2,878
Management fee – related party	2,013	1,720	293
Depreciation and amortization	24,550	25,491	(941)
Total expenses	59,838	57,698	2,140
Other income (expense), net
Income (loss) from unconsolidated entities, net	2,476	1,908	568
Gain (loss) from real estate-related securities, net	3,688	1,027	2,661
Gain (loss) from disposition of investments in real estate	33,628	54	33,574
Debt extinguishment charges	(193)	(632)	439
Income (loss) from investment in affiliated fund, net	1,498	493	1,005
Gain (loss) on derivative instruments, net	2,001	1,662	339
Unrealized gain (loss) on commercial loans	170	(181)	351
Impairment loss on investments in real estate	—	(7,924)	7,924
Interest income	1,761	111	1,650
Interest expense	(24,171)	(27,265)	3,094
Other income (expense)	(370)	(346)	(24)
Total other income (expense), net	20,488	(31,093)	51,581
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$26,744	$(18,785)	$45,529
Dividends to preferred stockholders	$(4)	$(8)	$4
Issuance and redemption costs of redeemed preferred stock	(24)	—	—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	531	1,673	(1,142)
Net (income) loss attributable to non-controlling interest in INREIT OP	(21)	82	(103)
Net income (loss) attributable to common stockholders	$27,226	$(17,038)	$44,264
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue, other revenue and rental property operating expenses decreased by $3.1 million, $0.1 million and $0.1 million, respectively, for the year ended December 31, 2024 as compared to the same period in 2023. The decrease is due primarily to the sale of a multifamily property at the end of 2023, which reduced multi-family rent revenue and property operating expense for the comparative period. We did not have significant acquisition activity until November and December 2024, so the decrease in revenue was not replaced in the current year. Other revenue is consistent with comparative periods in 2023 and the decrease is due to normal fluctuations in other revenue spread amongst all properties.

Income from Commercial Loans and Unrealized Gain (Loss) on Commercial Loans
During the year ended December 31, 2024, income from our commercial loans decreased by $0.7 million compared to the year ended December 31, 2023. The decrease was primarily due to the repayment of the Blue Grass commercial loan that matured in early September 2024. Unrealized gain (loss) on commercial loans increased by $0.4 million driven by changes to the interest rate environment as compared to 2023.

General and Administrative Expenses
During the year ended December 31, 2024, general and administrative expenses increased $2.9 million compared to the year ended December 31, 2023. The increase was due to higher corporate level expenses incurred in 2024 primarily related to the commencement of the second DST Offering.
Management Fee
During the year ended December 31, 2024, the management fee increased by $0.3 million compared to the year ended December 31, 2023 due to the additional 1.0% management fee payable from selling interests in our first and second DST Offerings that we began receiving proceeds for in September 2023 and November 2024, respectively.
Depreciation and Amortization
During the year ended December 31, 2024, depreciation and amortization decreased $0.9 million compared to the year ended December 31, 2023, primarily due to the sale of a large multifamily property at the end of 2023 which is no longer contributing toward this expense in 2024. We did not have significant acquisition activity until November and December 2024, so the decrease in depreciation and amortization was not replaced in the current year.
Income (Loss) from Unconsolidated Entities, Net
During the year ended December 31, 2024, income (loss) from unconsolidated entities, net increased $0.6 million compared to the year ended December 31, 2023, due to an increase in income across all of our unconsolidated investments, excluding Retail GP Fund, which had a decrease primarily due to higher depreciation and amortization in 2024 driven by additional investments in seven properties since October 2023.
Gain (Loss) from Real Estate-Related Securities, Net
During the year ended December 31, 2024, Gain (loss) from real estate-related securities, net increased by $2.7 million compared to the year ended December 31, 2023. The increase was primarily due to an increase in unrealized gains from improved market conditions on CMBS investments.
Gain (Loss) from Disposition of Investments in Real Estate
During the year ended December 31, 2024, we completed dispositions of two self-storage properties and a student housing property for a total gain of $33.6 million. During the year ended December 31, 2023, we recorded a net gain on the disposition of our Cortona at Forest Park property of $0.1 million.
Debt Extinguishment Charges
During the year ended December 31, 2024, we incurred debt extinguishment charges of $0.2 million related to the early prepayment of the mortgage on the Bixby Kennesaw student housing property as a result of the sale. During the year ended December 31, 2023, we incurred debt extinguishment charges of $0.6 million related to the early prepayment of the mortgage on Cortona at Forest Park as a result of the sale.
Income (Loss) from Investment in Affiliated Fund, Net
During the year ended December 31, 2024, income (loss) from investment in affiliated fund, net increased by $1.0 million compared to the year ended December 31, 2023. The increase is primarily due to net investment income of the fund exceeding net realized and unrealized losses on underlying portfolio investments for the year ended December 31, 2024 as compared to 2023.

Gain (Loss) on Derivative Instruments, Net
During the year ended December 31, 2024, our gains on derivative instruments increased $0.3 million compared to the year ended December 31, 2023. The increase is primarily due to favorable changes in unrealized gains in the current period as compared to 2023, which are market driven. This increase was partially offset by a decrease in contractual interest received from the derivative instruments.
Impairment Loss on Investments in Real Estate
During the year ended December 31, 2024, impairment loss on investments in real estate decreased by $1.7 million, compared to the year ended December 31, 2023. In the prior period, we recorded impairment of investments in real estate of $1.7 million related to the sale of the Cortona Apartments which did not recur in the current period.
Interest Income
During the year ended December 31, 2024, interest income increased by $1.7 million compared to the year ended December 31, 2023. The increase was primarily due to the commencement of interest earned on cash and cash equivalents beginning at the end of 2023.

Interest Expense
During the year ended December 31, 2024, interest expense decreased $3.1 million compared to the year ended December 31, 2023. The decrease is primarily due to the repayment of the mortgage associated with a property sold towards the end of 2023 and a lower average outstanding balance throughout the year on our revolving line of credit.
Other Expense
During the year ended December 31, 2024, other expense remained consistent as compared to the year ended December 31, 2023.
Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources
Liquidity
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Offering, DST Program and any future offerings we may conduct (collectively, the “Capital Raising Programs”), from secured and unsecured borrowings from banks and other lenders and from net cash provided by operating activities. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Capital Raising Programs and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our target leverage ratio is approximately 50% to 60%. As used herein, “leverage ratio” is measured by dividing (x) the sum of the Company’s consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (y) the asset value of the Company’s real estate investments, private real estate debt investments and equity in the Company’s real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including the Company’s net investment in unconsolidated investments. For purposes of determining the asset value of the Company’s real estate investments, the Company includes the asset value of the DST Properties due to the master lease structure, including the Company’s fair market value purchase option. The leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on the Company’s real estate securities investments or (iv) the pro rata share of debt within the Company’s unconsolidated investments. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of December 31, 2024 and 2023, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of December 31, 2024 and 2023, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of December 31, 2024 and 2023, we have $4.9 million and $4.1 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of December 31, 2024 and 2023, we have $1.4 million and $0.8 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2024 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and has fully met its commitment as of December 31, 2022.
On October 15, 2024, we and MassMutual entered into Amendment No. 2 to the Subscription Agreement, which extends the commencement date of MassMutual’s liquidity rights from January 1, 2025 to January 1, 2026 and our ability to recycle MassMutual’s capital from December 31, 2024 to June 30, 2025.
Through June 30, 2025, we may choose to repurchase Class N shares from MassMutual on a monthly basis, subject to certain thresholds based on monthly net offering proceeds, at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by us. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through June 30, 2025, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.
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
Capital Resources
As of December 31, 2024, our indebtedness includes four mortgages secured by their corresponding properties and a financing obligation. We also have additional funds available to us through our revolving credit facility. We do not currently have an outstanding balance on the revolving credit facility as of December 31, 2024.

In September 2023, INREIT OP entered into an amendment to the existing Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms remained identical to the terms outlined below. With this amendment, the facility provides aggregate commitments of $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The amendment extended the maturity date to September 6, 2024 and granted an option to extend the term to September 5, 2025, subject to certain conditions. In July 2024, we exercised this extension right, extending the term of the Revolving Credit Facility to September 5, 2025. On October 11, 2024, we entered into a fifth amendment to the Revolving Credit Facility to provide for, among other things, a reduction in borrowing limitations from properties in the Company's DST Program in exchange for an incremental commitment by Invesco Realty, Inc. to provide up to $35.0 million of additional capital to the Company to repay outstanding obligations under the Revolving Credit Facility in the event of default. The funds are not available to fund our operating or investing activities.
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
As of December 31, 2024 and 2023, the Company did not have an outstanding principal balance on its revolving credit facility. An unused commitment fee of 0.25% accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility. The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.95% and 6.64%, respectively. As of December 31, 2024, the borrowing capacity on the Revolving Credit Facility was $72.1 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of December 31, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Extended Maturity Date(6)	Maximum Principal Amount	December 31, 2024	December 31, 2023
Bixby Kennesaw(2)	S + 1.71%(2)	9/24/2026	N/A	53,000	—	53,000
The Carmin	S + 1.75%(3)	1/1/2025	1/1/2027	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	39,660	39,660	39,660
Everly Roseland	S + 1.45%(4)	4/28/2027	4/28/2029	113,500	111,441	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	70,000	70,000	70,000
Total mortgages payable					286,601	339,034
Deferred financing costs, net					(1,335)	(2,290)
Mortgages payable, net					$285,266	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)On December 27, 2024, we sold the Bixby Kennesaw student housing property and repaid the mortgage note secured by the property. We incurred debt extinguishment charges of $0.2 million in connection with the early repayment of the mortgage note. The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.91% and 6.62%, respectively.
(3)The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.98% and 6.52%, respectively.
(4)The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.61% and 6.48%, respectively.
(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the years ended December 31, 2024 and 2023 was 5.82% and 6.71%, respectively.
(6)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee. On January 1, 2025, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to January 1, 2026. We have one remaining extension available which would extend the maturity date to January 1, 2027. Subsequent to December 31, 2024, we sold a partial interest in The Carmin and repaid the mortgage note secured by the property.

As of December 31, 2024, we are in compliance with all loan covenants in our mortgage notes.
In connection with the acquisition of The Carmin, a student housing property, we entered into a ground lease executed as a sale and leaseback transaction in 2021 whereby we sold The Carmin to an unaffiliated third party for $54.0 million and simultaneously leased back the property from the same unaffiliated third party for 104 years. We accounted for the sale and leaseback of The Carmin as a failed sale and leaseback transaction because the lease is classified as a finance lease. Accordingly, we did not recognize the sale of The Carmin, and we recorded the net proceeds from the sale as a financing lease obligation. We continue to account for the property as a real estate investment in our consolidated financial statements and depreciate the property as if we were the legal owner. We allocate the rental payments we make under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.3 million over the term of the arrangement.
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
At December 31, 2024, we had cash and cash equivalents of $48.2 million and restricted cash of $4.9 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
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

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the year ended December 31, 2024, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.
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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $120.3 million of immediate liquidity as of December 31, 2024, made up of $72.1 million of undrawn capacity on our Revolving Credit Facility and $48.2 million of cash and cash equivalents. In addition, we hold $56.5 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

in thousands	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows provided by operating activities	$18,048	$20,219	$31,114
Cash flows provided by (used in) investing activities	12,093	26,469	(430,919)
Cash flows provided by (used in) financing activities	(20,454)	(48,558)	429,548
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,687	$(1,870)	$29,743
Operating Activities — Cash flows from operating activities of $18.0 million for the year ended December 31, 2024 consists of our net income of $26.7 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates. Cash flows provided by operating activities decreased $10.9 million during the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to an increase in interest expense from the rise in interest rates.
Investing Activities — Cash flows from investing activities decreased $14.4 million during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to acquisitions of real estate and purchases of real estate related securities of $141.8 million. These decreases were offset by proceeds from the dispositions of real estate, proceeds from the repayment of the Blue Grass commercial loan, proceeds from the sale of real estate related securities, and distributions of capital from unconsolidated entities of $99.1 million together with no additional investments in our affiliated fund or originations of commercials loans of $28.0 million. Cash flows from investing activities increased $457.4 million during the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in acquisitions of real estate of $367.2 million and an increase in proceeds from the disposition of real estate of $61.5 million.
Financing Activities — Cash flows from financing activities increased $28.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to contributions from our non-controlling interests and a decrease in common stock distributions for an overall increase of $44.6 million. This increase was offset by decreases in subscriptions received in advance, proceeds from the issuance of common stock, stock repurchase and net borrowings of $15.7 million. Cash flows provided by financing activities decreased $478.1 million for the year ended December 31, 2023 compared to the corresponding period in 2022 primarily due to a decrease in proceeds from the sale of common stock of $260.3 million, a decrease in net borrowings of $197.2 million and a decrease in the sale of interest to non-controlling interest of $22.5 million.
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
Impairment of Investments in Unconsolidated Entities
We review investments in unconsolidated entities for impairment each quarter or when there is an indicator that the carrying amount of the investments may not be fully recoverable. An investment is considered to be impaired when the decline in value below the carrying amount is determined to be other than temporary. Our evaluation of considering whether factors indicate that a potential impairment has occurred can require us to exercise significant judgment. If impairment was indicated, the carrying amount of the investment would be written down to its fair value based on our best estimate, which is also subjective and requires the use of certain assumptions. Our estimate of the fair value used in testing investments in unconsolidated entities for impairment is calculated in a manner similar to our real estate properties.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of December 31, 2024, we had borrowed $286.6 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $211.9 million bears variable rate interest. As of December 31, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.6 million, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of December 31, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related debt securities over a twelve-month period results in a projected increase or decrease in interest income of $0.4 million.
As of December 31, 2024, we have originated a $13.0 million variable rate mezzanine commercial loan that is indexed to SOFR. As of December 31, 2024, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan portfolio results in a projected increase or decrease in interest income of $0.3 million.
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

Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2024, we held derivative instruments with a fair value of $1.7 million.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 15 appear in the accompanying consolidated financial statements beginning on page F-1.
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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Appointment of Officer
On March 19, 2025, the Board of Directors appointed Chase A. Bolding, INREIT’s Lead Portfolio Manager, as President of the Company, effective immediately. R. Scott Dennis, who previously held the position of President and Chief Executive Officer, will remain Chief Executive Officer.
As of the time of the filing of this report, we have not entered into any material plans, contracts or arrangements to which Mr. Bolding is a party or in which he participates, or any material amendment, in connection with the appointment described above.

There is no arrangement or understanding between Mr. Bolding and any other persons pursuant to which he was selected as President. There are no family relationships between Mr. Bolding and any of our directors, executive officers or other key personnel reportable under Item 401(d) of Regulation S-K. There are no related party transactions between us and Mr. Bolding reportable under Item 404(a) of Regulation S-K. See Item 10 of this Annual Report on Form 10-K for Mr. Bolding’s biographical summary.
Officer and Director Departure
On March 18, 2025, Beth A. Zayicek, one of our directors and our Chief Operating Officer, notified us of her resignation from her employment with Invesco Ltd., effective May 23, 2025, and therefore her resignation as our Chief Operating Officer, effective May 23, 2025, and as one our directors, effective May 7, 2025. The board intends to elect a new director to fill Ms. Zayicek’s vacancy through the remainder of her current term, which ends at the November 2025 annual meeting of stockholders. Ms. Zayicek’s resignation is not due to any disagreement with our company on any matter relating to our operations, policies or practices. Scott Dennis, CEO and Chair of our Board, stated “Beth has been part of the management team since our inception in 2018. Her leadership has been pivotal to our growth and success, and she is leaving the Company well positioned for the future. We thank her for her significant contributions and dedicated service and wish her all the best in her future endeavors.”
Amended and Restated Limited Partnership Agreement
On March 20, 2025, in connection with the DST Program, the Special Limited Partner and the Company, on behalf of itself as general partner and on behalf of the limited partners thereto entered into the Amended and Restated Limited Partnership Agreement of Invesco REIT Operating LP (the “Amended Operating Partnership Agreement”). The Amended Operating Partnership Agreement amends the prior limited partnership agreement of the Operating Partnership to, among other things, authorize a new class OP Units, Class S-2 OP Units, which may be issued in exchange for Interests upon the exercise of FMV Option and the participation of such OP Units in the Company’s distribution reinvestment plan.
The Amended Operating Partnership Agreement provides that investor servicing fees payable with respect Class S-2 OP Units, as with investor servicing fees allocable to other classes of OP Units, will be specially allocated to such Class S-2 OP Units. The amount of the ongoing investor servicing fee, if any, payable in connection with Class S-2 OP Units shall be set forth in the applicable selling agreement and will be up to 0.35% per annum of the NAV of such Class S-2 OP Units, as described in more detail below.

Limited partners who have held OP Units, including Class S-2 OP Units, for at least one year shall have the right to require the Operating Partnership to redeem all or a portion of such OP Units for either shares of the Company’s common stock or for cash, in the Company’s sole discretion. If the Company elects to issue shares of common stock upon the redemption of OP Units that were acquired in connection with the exercise of the FMV Option, then (1) if the applicable selling agreement between the Dealer Manager and the participating broker-dealer that sold the Interests provides that such OP Units shall be redeemed for Class I shares (or does not have any provision regarding the class of common stock which shall be received upon any such redemption), the OP Units shall be redeemed for an amount of Class I shares having the same aggregate NAV as that of the OP Units being redeemed; and (2) if the applicable selling agreement between the Dealer Manager and the participating broker-dealer that sold the Interests provides that such OP Units shall be redeemed for a corresponding class of the Company’s common stock, then tendered Class T-1 OP Units shall be exchanged for an equal number of Class T shares, tendered Class S-1 OP Units and Class S-2 OP Units shall be exchanged for an equal number of Class S shares and Class D-1 OP Units shall be exchanged for an equal number of Class D shares.
Amended and Restated DST Dealer Manager Agreement
On March 20, 2025, in connection with the DST Program and the designation of the new Class S-2 OP Units, the DST Sponsor; solely with respect to its obligations with respect to OP Unit investor servicing fees, the Operating Partnership; and solely with respect to its obligations with respect to shares that were issued upon the redemption of OP Units which were acquired under the FMV Option, the Company entered into an Amended and Restated DST Dealer Manager Agreement (the “Amended DST Dealer Manager”).
Pursuant to the Amended DST Dealer Manager Agreement, the DST Dealer Manager and participating broker-dealers may agree in their applicable selling agreement that (1) upon the exercise of the FMV Option, investors that purchased Interests from such participating broker-dealer will receive Class T-1 OP Units, Class S-1 OP Units, Class S-2 OP Units, Class D-1 OP Units or Class I OP Units and (2) that upon the redemption of any such OP Units, if the Company elects to exchange such OP Units for shares of the Company’s common stock, the investor shall receive either Class I shares or shares of the corresponding class of common stock, as described above. The amount of the ongoing investor servicing fees, if any, payable in connection with OP Units and shares of the Company’s s common stock shall be set forth in the applicable selling agreement, and (1) for Class T-1 Units and Class T shares will be up to 0.85% per annum of the NAV of such Class T-1 OP Units or Class T shares, as applicable, consisting of a representative investor servicing fee of 0.65% per annum and a dealer investor servicing fee of 0.20% per annum; (2) for Class S-1 OP Units and Class S shares, will be up to 0.85% per annum of the NAV of such Class S-1 OP Units or Class S shares, as applicable; (3) for Class S-2 OP Units, will be up to 0.35% per annum of the NAV of such Class S-2 OP Units and (4) for Class D-1 OP Units and Class D shares will be up to 0.25% per annum of the NAV of such Class D-1 OP Units or Class D shares, as applicable.
Amended and Restated Dealer Manager Agreement
On March 20, 2025, the Company and the Dealer Manager entered into an Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). Pursuant to the Amended Dealer Manger Agreement, the Company will pay the Dealer Manager investor servicing fees in connection with shares which were sold in the Company’s primary offering and in its distribution reinvestment plan. As described above, the Company separately will pay to the DST Dealer Manager investor servicing fees in connection with shares which were issued upon the redemption of OP Units acquired in connection with the exercise of the FMV Option.
The summaries of the Amended Operating Partnership Agreement, the Amended DST Dealer Manager Agreement and the Amended Dealer Manager Agreement set forth above do not purport to be complete and are qualified in entirety by reference the Amended Operating Partnership Agreement, the Amended DST Dealer Manager Agreement and the Amended Dealer Manager Agreement (including the exhibits thereto), copies of which are filed herewith and incorporated by reference.
Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age	Position
R. Scott Dennis	66	Director and Chair of the Board and Chief Executive Officer
Courtney Popelka	48	Chief Financial Officer and Treasurer
Beth A. Zayicek	44	Director and Chief Operating Officer
Chase A. Bolding	40	President and Lead Portfolio Manager
R. David Kelly	61	Lead Independent Director
James H. Forson	58	Independent Director
Paul S. Michaels	64	Director
Ray Nixon	72	Independent Director
Paul E. Rowsey	70	Independent Director

R. Scott Dennis. Mr. Dennis has served as our Chief Executive Officer and as Chair of our Board of Directors since January 2019 and served as our President until March 19, 2025. Mr. Dennis has been with Invesco Real Estate, the real estate investment business of Invesco, for more than 32 years. He has served as Chief Executive Officer of Invesco Real Estate since March 2011, and as Chief Executive Officer of Invesco Private Markets since July 2019. He is responsible for the day-to-day strategy execution and management of Invesco Real Estate’s global real estate business. Mr. Dennis has also served as Chair of the board of Invesco Commercial Real Estate Finance Trust, Inc. since May 2022. Prior to becoming Chief Executive Officer of Invesco Real Estate, Mr. Dennis served as co-head of Invesco Real Estate’s North American group and head of its U.S. acquisitions team from 1992 to 2008. Prior to joining Invesco Real Estate, Mr. Dennis served in the investment banking group at Bankers Trust Company, where he was responsible for structuring equity and debt investments on behalf of Bankers Trust Company and its clients. Additionally, Mr. Dennis was with Trammell Crow Company, where he was responsible for investments on behalf of the company’s opportunity funds. He has been directly involved in over $90 billion of real estate investments. Mr. Dennis earned a B.B.A. in Finance and Real Estate from The University of Texas at Austin. Mr. Dennis is a valuable member of our Board of Directors because of his experience overseeing the operations and growth of Invesco Real Estate and his significant investment experience.

Courtney Popelka. Ms. Popelka has served as our Treasurer and Chief Financial Officer since October 7, 2024. Ms. Popelka was appointed as Chief Financial Officer (CFO) for Private Markets for Invesco Ltd. in October 2024. In that role, she provides strategic finance leadership and is responsible for the financial reporting teams supporting Invesco’s Private Markets products. Ms. Popelka previously served as Senior Director, then Managing Director, Head of US Fund Operations from 2015 to 2024, responsible for overseeing the day-to-day operations of the Invesco US real estate fund platform, including the core, core plus, high return, debt, and retail strategies. She began her investment career in 1999 and joined Invesco Real Estate in 2009, serving as senior controller of the real estate group. Ms. Popelka earned a Bachelor of Business Administration in Accounting and a master’s degree in finance from Texas A&M University. She is a certified public accountant (CPA).

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

Chase A. Bolding. Mr. Bolding was appointed as President on March 19, 2025 and has served as our Lead Portfolio Manager since March 2023, after previously serving as our Portfolio Manager from 2019 to March 2023. Mr. Bolding is a Managing Director and Chief Investment Officer at Invesco Real Estate. Mr. Bolding has 15 years of real asset investment experience, and his investment capabilities include equity, debt, and joint ventures across the full risk-return spectrum. In addition to his role as our President and Lead Portfolio Manager, Mr. Bolding serves on Invesco Real Estate’s Investment Committee and chairs the firm’s Platform Investments Committee. Prior to joining Invesco Real Estate, Mr. Bolding worked for Greenfield Partners, a real estate private equity fund headquartered in Connecticut from 2007 to 2010. Mr. Bolding earned a B.A. in Economics from The University of Texas at Austin and holds the Chartered Financial Analyst® (CFA) designation.

R. David Kelly. Mr. Kelly has served as one of our independent directors since January 2019 and as our lead independent director since December 2020. Mr. Kelly has over 35 years of investment experience, including serving both public companies and private companies in the financial advisory and real estate development sectors. Mr. Kelly is the founder and managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital. Mr. Kelly has served as lead independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023. Mr. Kelly also serves as Chairman and CEO of Croesus and Company, an international real estate advisory firm, as lead director of TCW Direct Lending, focused on lending senior-secured loans primarily to US-based mid-market companies, as an independent director of Acadia Healthcare (NASDAQ: ACHC) and as an at-large director of Ashton Woods Homes. From 2007 to 2017, Mr. Kelly served as a trustee and Chairman of the Teacher’s Retirement System of Texas. From 2001 to 2006, Mr. Kelly was a gubernatorial appointee to the Texas Public Finance Authority (TPFA) and served as Chairman from 2002 to 2006. Mr. Kelly’s previous corporate directorships include Croesus Merchants International Singapore, Hong Kong-based Everglory Financial Holdings, and Dubai-based Al Masah Capital Limited. His civic and professional leadership experience includes service as director of the Children’s Medical Center Plano Governing Board, as member of Children’s Health Investment and Finance Committees, and on the Advisory Board of Sponsors for Educational Opportunity. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University. Mr. Kelly is a valuable member of our board of directors because of his prior service as a director and his experience as an executive officer, including in the financial advisory and real estate investment fields.

James H. Forson. Mr. Forson has served as one of our independent directors and as Chair of the Audit Committee since January 2019. Mr. Forson has served as the Chief Financial Officer of Raising Cane’s Restaurants, L.L.C., since March 2024. Previously, he served as Chief Financial Officer for Zips Car Wash LLC from June 2021 to February 2024, and as Senior Vice President, Finance for 7-Eleven, Inc. from 2019 to 2021. Prior to joining 7-Eleven, Inc, Mr. Forson acted as Executive Vice President and Chief Financial Officer of La Quinta Holdings Inc., a publicly-traded owner, operator, and franchisor of midscale select-service hotels, from 2016 to 2018. Prior to that role, Mr. Forson served La Quinta Holdings Inc. as Senior Vice President, Chief Accounting Officer and Treasurer from 2013 to 2016, and Vice President and Controller from 2010 to 2012. Prior to joining La Quinta in 2010, Mr. Forson held various client-serving audit and internal finance and operations roles with global accounting and consulting firms Arthur Andersen LLP from 1989 to 2002, Ernst & Young LLP from 2002 to 2003 and Grant Thornton LLP from 2003 to 2010. Mr. Forson has served as an independent director and Audit Committee Chair of Invesco Commercial Real Estate Finance Trust, Inc. since 2023 and as an independent director for the American Council on Exercise since January 2019. Mr. Forson earned a B.S. in Commerce, with distinction, from the University of Virginia’s McIntire School of Commerce and is a Certified Public Accountant in Texas. Mr. Forson is a valuable member of our Board of Directors because of his senior executive experience and extensive experience with accounting and financial reporting matters.

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

Ray Nixon. Mr. Nixon has served as one of our independent directors since January 2019. Mr. Nixon has over 45 years of industry experience. Mr. Nixon is the current Chairman of Nixon Capital, a value oriented investment management firm. Previously, Mr. Nixon served as the Executive Director and Portfolio Manager at the $80 billion investment firm Barrow, Hanley, Mewhinney & Strauss, LLC from 1994 until his retirement in June 2019. Mr. Nixon served as a member of Smith Barney, Inc.’s Investment Policy Committee and as the firm’s lead institutional stockbroker for the Southwest from 1979 to 1994. Mr. Nixon has served on the Texas Health Resources Investment Committee for 20 years, including prior service as its chair for 15 years, which oversees an $8 billion fund. Mr. Nixon has served as an independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023. He is a Trustee of the UT Southwestern Foundation and a member of the investment committee, and also serves on the investment committee for a large family office. Mr. Nixon spent nine years as a member of the board of directors of the $80 billion endowment for the University of Texas and Texas A&M University. Mr. Nixon previously served as a research analyst for the Teacher Retirement System of Texas. Mr. Nixon earned a B.A. and an M.B.A. from the University of Texas at Austin. Mr. Nixon is a valuable member of our board of directors because of his extensive investment industry experience, prior service as a director and successful leadership through multiple economic cycles.
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

Our Code of Conduct is available on our website, www.inreit.com. Stockholders may also request a copy of the Code of Conduct, which will be provided without charge, by writing to Invesco Real Estate Income Trust Inc. at 2300 N Field Street, Suite 1200, Dallas, Texas 75201, Attention: Compliance. If, in the future, we amend, modify or waive a provision in the Code of Conduct, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Corporate Governance Guidelines. We have also adopted corporate governance guidelines to advance the functioning of our board of directors, the audit committee and any other committees of our board of directors and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.

Insider Trading Policy and Procedures. To promote compliance with applicable insider trading laws, rules and regulations, the company has adopted an insider trading policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers and employees, and by the Adviser. Our insider trading policy includes pre-clearance requirements and procedures for our directors and executive officers prior to effecting any transaction involving our securities and a pre-approval requirement for those individuals prior to entering into a Rule 10b5-1 trading plan, or any amendment, suspension or termination of a Rule 10b5-1 trading plan. Our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.
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

The board of directors approved non-executive director compensation for the 2024 service period as follows:

Cash Fee	Annual cash fee in the amount of $56,250, payable in quarterly installments in arrears
Supplemental Audit Chair Fee	Additional annual cash fee in the amount of $15,000, payable in quarterly installments in arrears
Supplemental Fee for the Lead Independent Director	Additional annual cash fee in the amount of $5,000, payable in quarterly installments in arrears
Equity Award	Annual equity award in the amount of $18,750 in the form of shares of Class E common stock. Equity awards are paid for service in advance and subject to a one-year vesting requirement.
Director Compensation Table
The following table sets forth the compensation paid to our non-executive directors during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
James H. Forson	$70,313	$62,500	$132,813
Paul E. Rowsey	$56,250	$62,500	$118,750
Ray Nixon	$56,250	$62,500	$118,750
R. David Kelly	$60,000	$62,500	$122,500
(1)Reflects fees earned during the year ended December 31, 2024. Fees earned during the year may be paid in a subsequent calendar year.
(2)Reflects the grant as of December 1, 2024 of an annual equity award in the amount of 2,181 shares of Class E common stock for the service period November 2024 to November 2025. The equity awards vest on the anniversary of the date of grant. Reflects the full grant date fair value of such equity awards, determined in accordance with GAAP.

The board of directors approved non-executive director compensation for the 2025 service period as follows:

Cash Fee	Annual cash fee in the amount of $62,500, payable in quarterly installments in arrears
Supplemental Audit Chair Fee	Additional annual cash fee in the amount of $15,000, payable in quarterly installments in arrears
Supplemental Fee for the Lead Independent Director	Additional annual cash fee in the amount of $5,000, payable in quarterly installments in arrears
Equity Award	Annual equity award in the amount of $62,500 in the form of shares of Class E common stock. Equity awards are paid for service in advance and subject to a one-year vesting requirement.

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

Executive Compensation
We are externally managed and do not have any employees. Our executive officers are employees of the Adviser or one of its affiliates. Our Advisory Agreement provides that the Adviser is responsible for managing our investment activities. As a result, our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser or its affiliates. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Advisory Agreement. Accordingly, the Adviser cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers; we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers; our executive officers have not received any nonqualified deferred compensation; and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us. In addition, we do not intend to grant equity awards to our executive officers.
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
R. Scott Dennis, our Chairman and Chief Executive Officer, has served as a director of Invesco Commercial Real Estate Finance Trust, Inc. since 2022. Ms. Beth Zayicek, one of our directors and our Chief Operating Officer, has also served as a director of Invesco Commercial Real Estate Finance Trust, Inc. since 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 24, 2025, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2300 N Field Street, Suite 1200, Dallas, Texas 75201.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Executive Officers
Chase A. Bolding	3,675	*
R. Scott Dennis(1)	9,188	*
James H. Forson(4)	10,993	*
R. David Kelly(2)(4)	10,530	*
Paul S. Michaels(3)	36,849	*
J. Ray Nixon(4)	14,991	*
Courtney Popelka	—	*
Paul E. Rowsey(4)	24,367	*
Beth A. Zayicek	4,594	*
All current executive officers and directors as a group (9 persons)	115,187	*
Beneficial Owner of More Than 5% of Outstanding Shares
Massachusetts Mutual Life Insurance Company	14,649,645	64%
Invesco Global Property Plus Fund	1,513,085	7%
Invesco Realty, Inc.	1,366,852	6%
First Trust Capital Management L.P.	1,992,811	9%
* Represents less than 1%.
(1)Shares are owned by Dennis Family Partners, Ltd., a limited partnership which is indirectly owned by R. Scott Dennis and his wife and controlled by R. Scott Dennis.
(2)Includes 4,587 shares held by the Ralph David Kelly Revocable Trust, of which R. David Kelly is the grantor and trustee.
(3)Shares are owned by P&L Michaels Investments LLC, a limited liability company which is owned and controlled by Paul S. Michaels and his wife.
(4)As of March 24, 2025, with respect to each of the independent directors, 2,181 shares were unvested.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans under which shares of our common stock or other equity securities may be granted from time to time:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warranties, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	175,739
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	175,739

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

Our charter provides that a majority of our directors must be Independent Directors, except for a period of up to 60 days after the death, removal or resignation of an Independent Director pending the election of a successor Independent Director. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with us or our Adviser. A director is deemed to be associated with us or our Adviser if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with us, our Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by us or advised by our Adviser. A business or professional relationship will be deemed material per se if the gross income derived by the director from Invesco, the Adviser or any of their affiliates exceeds 5% of (1) the director’s annual gross income derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with our sponsor, our Adviser or any of their affiliates or us. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
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
•managing the DST Program whereby interests in DSTs are sold to third-party investors and the DST Properties held by such DSTs are leased back to the Operating Partnership or its subsidiaries; and
•engaging and supervising, on our and Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.
The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.
Term and Termination Rights
The current term of the Advisory Agreement expires on December 31, 2025, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
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
Except as described below in regard to Class N Loss Carryforward Amounts, any amount by which Class N Total Return falls below the Class N Hurdle Amount will not be carried forward to subsequent periods.
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
Such allocations are made annually and accrue monthly. Distributions on the Performance Participation and Class N Performance Participation may be payable in cash, INREIT OP Class I units or INREIT OP Class E Units at the election of the Special Limited Partner. For the year ended December 31, 2024, the Special Limited Partner did not earn a performance participation interest.

Operating Expense Reimbursement
The Adviser advanced all of our operating expenses (excluding the organizational and offering expenses discussed above) on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. Beginning January 1, 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021.
The Adviser provided the first $825,000 in costs related to the DST Program and we are not required to reimburse the Advisor for the $825,000 that they covered. We will reimburse the Adviser for any expenses related to the DST Program that exceed $825,000. We reimburse the Adviser for any expenses that exceed $825,000 related to the DST Program as part of the quarterly reimbursement for operating expenses incurred subsequent to December 31, 2021.
Organization and Offering Expense Reimbursement
The Adviser advanced all of our organization and offering expenses on our behalf incurred through December 31, 2022. We will begin reimbursement of advanced organization and offering expenses on the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of the advanced expenses ratably over 60 months following such date. Beginning January 1, 2023, we also began reimbursing the Adviser on a quarterly basis for organization and offering expense incurred subsequent to December 31, 2022.

Reimbursement of Expenses Incurred by Adviser
We will reimburse the Adviser, subject to the limitations described below under “—Reimbursement by the Adviser,” for all costs and expenses of the Adviser and its affiliates incurred on our behalf (excluding the operating and organizational and offering expenses discussed above), provided that the Adviser will be solely responsible for any expenses related to any personnel of the Adviser who provide investment advisory services to us under the Advisory Agreement (including each of our executive officers and any directors who are also directors, officers or employees of the Adviser or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, such costs and expenses eligible for reimbursement include, without limitation, (1) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (2) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (3) expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired, (4) the compensation and expenses of our directors, (5) expenses relating to our compliance-related matters and regulatory filings relating to our activities, and (6) all fees, costs and expenses of non-investment advisory services rendered to us by the Adviser or its affiliates in accordance with terms of the Advisory Agreement, including, without limitation, salaries and the cost of employee benefit plans and insurance with respect to personnel of the Adviser.
During the year ended December 31, 2024, we recognized $1.0 million for total costs of support personnel, operational and travel expenses that were incurred by the Adviser.

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
For the year ended December 31, 2024, our Total Operating Expenses were 0.82% and 39.73% of each of our Average Invested Assets and our Net Income, respectively. Operating expenses for the four fiscal quarters ended December 31, 2024 did not exceed the charter-imposed limitation.

During the year ended December 31, 2024, we incurred management fees of $2.0 million. During the year ended December 31, 2024, the Special Limited Partner did not earn a performance participation interest. As of December 31, 2024, the Adviser advanced $5.4 million of operating expenses and $6.8 million of organization and offering expenses on our behalf.

Reimbursement of Expenses and Compensation Paid to Our Adviser and its Affiliates

During the year ended December 31, 2024, we paid the Adviser or its affiliates the following:

in thousands	December 31, 2024
Reimbursement of expenses paid on our behalf/incurred by the Adviser(1)	7,022
Management fee(2)	1,964
Upfront commissions and dealer manager fees	82
Stockholder servicing fee	175
DST Program expenses	625
Total	$9,868
(1)This amount includes reimbursement of operating and offering expenses incurred after December 31, 2021 and December 31, 2022, respectively, as well as reimbursement of expenses incurred by the Adviser.
(2)During the year ended December 31, 2024, we issued 67,028 Class E shares to the Adviser as payment for management fees.

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

For the year ended December 31, 2024, we paid $0.5 million to Mutual Insurance Company for our wholly owned properties and $0.1 million for our properties held through joint ventures.

Investment in Shares by Invesco Realty, Inc.
As of December 31, 2024, Invesco Realty, Inc. has invested $39.0 million in the Company. There were no purchases or repurchases that took place during the year ended December 31, 2024. Invesco Realty, Inc. may not submit the shares it purchases for repurchase pursuant to our share repurchase plan until the third anniversary of their purchase, and any such repurchase request may be accepted only after all requests from unaffiliated stockholders have been fulfilled. Invesco or its affiliate must continue to hold at least $200,000 in shares of our common stock for so long as Invesco or any affiliate thereof serves as our external adviser.
Investment in Shares by IGP+
Invesco Global Property Plus Fund (“IGP+”), a sub-fund of Invesco Global Real Estate Fund FCP-RAIF, which is managed by an affiliate of the Adviser, has invested $119.5 million in the Company. As of December 31, 2024, we have repurchased 2,397,115 Class E shares and Class I shares for $73.0 million which results in IGP+ having a net investment of $46.5 million.
In addition, we have a co-investment with a subsidiary of IGP+. See “—Co-Investments with Affiliated Products” below for more information.

Dealer Manager Agreement
Upfront Selling Commissions and Dealer Manager Fees
Invesco Distributors, Inc., a registered broker-dealer affiliated with the Adviser, is our Dealer Manager. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the Offering, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the Offering. Subject to any discounts, the Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the Offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares or Class E shares or shares of any class sold under our distribution reinvestment plan.
Stockholder Servicing Fees
Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
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
We will not pay a stockholder servicing fee with respect to our outstanding Class I shares or Class E shares.
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
Fees Paid to Our Dealer Manager
During the year ended December 31, 2024, we paid $0.2 million of stockholder servicing fees and $0.1 million of upfront selling commissions and upfront dealer manager fees to the Dealer Manager with respect to the outstanding Class T, Class S and Class D shares. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees, upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. For information regarding our Dealer Manager fees related to the DST Program, see “—DST Program Fees and Expenses” below.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 17 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Relationship with MassMutual

Massachusetts Mutual Life Insurance Company, or MassMutual, is a significant shareholder of Invesco and owns the majority of our outstanding common stock with 14,466,761 shares outstanding as of December 31, 2024. During the year ended December 31, 2024, we issued 683,557 shares of Class N common stock to MassMutual as part of the distribution reinvestment plan for a total of $19.7 million.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering pursuant to a subscription agreement (the “Subscription Agreement”) and has fully met its commitment as of December 31, 2022.
On October 15, 2024, we and MassMutual entered into Amendment No. 2 to the Subscription Agreement, which extends the commencement date of MassMutual’s liquidity rights from January 1, 2025 to January 1, 2026 and our ability to recycle MassMutual’s capital from December 31, 2024 to June 30, 2025.

Through June 30, 2025, we may choose to repurchase Class N shares from MassMutual on a monthly basis, subject to certain thresholds based on monthly net offering proceeds, at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by us. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through June 30, 2025, we may require MassMutual to purchase additional Class N shares, in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.

MassMutual Automatic Repurchase Rights

Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares.
The aggregate amount (based upon aggregate repurchase price) of MassMutual Shares that we are required to repurchase in any month will be equal to (a) the sum of 100% of the monthly net proceeds to us from the sale of shares of common stock to IGP+ as of the Determination Date, plus (b) between 50% and 100% (in our discretion) of the monthly net proceeds to us from the sale of shares of common stock to persons other than IGP+ as of the Determination Date. “Determination Date” means the date that is two business days prior to the first calendar day of the month in which the repurchase occurs.
At all times, we will limit monthly repurchases as necessary to ensure that the aggregate NAV of MassMutual Shares is not less than $50.0 million.

MassMutual Repurchase Rights Upon Request

Beginning January 1, 2026, MassMutual holds the right to request that we repurchase any outstanding MassMutual shares subject to the terms set forth below. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described above.

Such repurchases will be made monthly upon written request of MassMutual at then current Class N transaction price. The repurchase price of MassMutual Shares may never be less than the applicable NAV per share for the month immediately preceding the month in which the repurchase occurs. MassMutual may revoke a repurchase request in writing at any time prior to the repurchase date.

The aggregate amount (based upon aggregate repurchase price) of MassMutual shares that we are required to repurchase in any month upon MassMutual’s request will be limited to no more than (a) 15% of the net proceeds to us from the sale of shares of common stock and securities convertible into shares of common stock to persons other than MassMutual and its affiliates in the month immediately preceding the month in which MassMutual’s repurchase request is timely submitted, and (b) 1.5% of our aggregate NAV as of the last day of the month immediately preceding the month in which MassMutual’s repurchase request is timely submitted.

We will not be required to repurchase (1) in any calendar year, more than $150 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month.

MassMutual shares are not eligible for repurchase under our share repurchase plan.
MassMutual Registration Rights

We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file with the SEC and maintain the effectiveness (for no longer than three years) of one or more registration statements registering the offer and sale of the new shares issued in the exchange. MassMutual's rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million. We will have no obligation to assist MassMutual in the marketing or distribution of any shares registered for sale pursuant to the Registration Rights Agreement. We will pay all costs and expenses related to the performance of our obligations under the Registration Rights Agreement, up to a maximum of $1.0 million.

DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program (the “DST Dealer Manager”). Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of the price per Interest sold, upfront dealer manager fees of up to 1.0% of the price per Interest sold and placement fees of up to 1.0% of the price per Interest sold, some or all of which may be waived or reallowed to participating broker-dealers. Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of our sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% of the purchase price of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the first DST Offering, an affiliate of Invesco received an organizational and offering expense reimbursement of 0.5% of Interests sold.
During the year ended December 31, 2024, we paid $0.6 million to the Adviser and its affiliates for DST Program fees and expenses.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in the Sunbelt Medical Office Portfolio. We and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture, which owns 85% of the Sunbelt Medical Office Portfolio.
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
Investment in Affiliated Fund
As of December 31, 2024, we have an investment of $21.3 million in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Other
As of December 31, 2024, we have a commitment of $65.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. As of December 31, 2023, we had a commitment of $30.0 million and on October 11, 2024 an incremental commitment was made by Invesco Realty, Inc. to provide up to $35.0 million of additional capital to the Company under the Revolving Credit Facility pursuant to and in accordance with the terms of an incremental credit support subscription agreement. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of December 31, 2024, we have not called any of the commitment.

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

For more information regarding our relationship with affiliated entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 17 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2024 and 2023:

in thousands	December 31, 2024	December 31, 2023
Audit fees	$807	$867
Audit-related fees	2	2
Tax fees	325	284
Total	$1,134	$1,153
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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-49 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F-1 of this Annual Report on Form 10-K.
(a)(3) Exhibits: Refer to the Exhibit Index starting on page 127 of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Post-Effective Amendment No. 8 on Form S-11 on filed on April 12, 2024 and incorporated herein by reference).

4.2*	Description of Securities of Invesco Real Estate Income Trust Inc.

10.1
Amended and Restated Advisory Agreement, dated January 25, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP and Invesco Advisers, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2023 and incorporated herein by reference).

10.2
Amendment No. 1 to Amended and Restated Advisory Agreement, dated April 24, 2024, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP, and Invesco Advisers, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2024 and incorporated herein by reference).

10.3*	Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated March 20, 2025.

10.4*	Amended and Restated Dealer Manager Agreement, dated March 20, 2025, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc.

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

10.11
Fifth Amendment to the Revolving Credit Facility, dated October 11, 2024, among Invesco REIT Operating Partnership LP, the Company, Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2024 and incorporated herein by reference).

10.12
Subscription Agreement, dated July 29, 2021, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021 and incorporated herein by reference).

10.13
Amendment No. 1 to Subscription Agreement, dated December 9, 2022, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2022 and incorporated herein by reference).

10.14
Amendment No. 2 to Subscription Agreement, dated October 15, 2024, between the Company and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 11, 2024 and incorporated herein by reference).

10.15†
Valuation Services Agreement, dated January 30, 2019, by and between Invesco Real Estate Income Trust Inc. and Capright Property Advisors, LLC (filed as Exhibit 10.4 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.16†
Amended and Restated Valuation Services Agreement, dated May 12, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco Advisers, Inc. and Chatham Financial Corp. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2023 and incorporated herein by reference).

10.17*	Amended and Restated DST Dealer Manager Agreement, dated March 20, 2025, by and among Invesco Real Estate Exchange LLC, Invesco REIT Operating Partnership LP and Invesco Distributors, Inc.

10.18
Trademark Sublicense Agreement, by and among Invesco Real Estate Income Trust Inc., Invesco Advisers, Inc. and Invesco REIT Operating Partnership LP (filed as Exhibit 10.3 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.19
Exchange and Registration Rights Agreement, dated August 7, 2020, by and between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company (filed as Exhibit 10.6 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.20+	2019 Equity Incentive Plan (filed as Exhibit 10.16 to the Post-Effective Amendment No. 8 on Form S-11 on filed on April 12, 2024 and incorporated herein by reference).

10.21+
Restricted Stock Award Agreement for Non-Executive Directors (filed as Exhibit 10.17 to the Post-Effective Amendment No. 8 on Form S-11 on filed on April 12, 2024 and incorporated herein by reference).

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on March 22, 2024 and incorporated herein by reference).

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of Vida JV LLC & Subsidiaries as of and for the years ended December 31, 2024 and December 31, 2023

101
The following financial information from Invesco Real Estate Income Trust Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity and Redeemable Common Stock, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates management contract or compensatory plan

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

INVESCO REAL ESTATE INCOME TRUST INC.

March 24, 2025	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 24, 2025	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board and Chief Executive Officer (principal executive officer)

March 24, 2025	/s/ Courtney Popelka
Date	Courtney Popelka Chief Financial Officer (principal financial officer and principal accounting officer)

March 24, 2025	/s/ Beth A. Zayicek
Date	Beth A. Zayicek Director

March 24, 2025	/s/ Paul S. Michaels
Date	Paul S. Michaels Director

March 24, 2025	/s/ James H. Forson
Date	James H. Forson Independent Director

March 24, 2025	/s/ R. David Kelly
Date	R. David Kelly Independent Director

March 24, 2025	/s/ Paul E. Rowsey
Date	Paul E. Rowsey Independent Director

March 24, 2025	/s/ Ray Nixon
Date	Ray Nixon Independent Director

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Real Estate Income Trust Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invesco Real Estate Income Trust Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and redeemable equity instruments and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2025

We have served as the Company’s auditor since 2019.

Invesco Real Estate Income Trust Inc.
Consolidated Balance Sheets

in thousands, except share amounts	December 31, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$680,596	$685,603
Investments in unconsolidated entities	124,473	121,319
Investments in commercial loans, at fair value	12,996	34,626
Investments in real estate-related securities, at fair value	56,472	28,030
Investment in affiliated fund, at fair value	21,342	27,717
Intangible assets, net	24,943	20,730
Cash and cash equivalents	48,176	36,046
Restricted cash	4,883	7,326
Other assets	9,198	11,367
Total assets(1)	$983,079	$972,764

LIABILITIES
Mortgages payable, net	$285,266	$336,744
Financing obligation, net	53,991	53,752
Due to affiliates	23,960	21,994
Accounts payable, accrued expenses and other liabilities	16,058	17,989
Total liabilities(2)	379,275	430,479

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	425,178	405,479
Redeemable non-controlling interest in INREIT OP	2,018	5,658

EQUITY
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized	—	41
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	6	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	7	5
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	9	8
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	47	43
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	12	12
Additional paid-in capital	229,983	214,297
Accumulated deficit and cumulative distributions	(127,796)	(118,388)
Total stockholders' equity	102,268	96,024
Non-controlling interests in consolidated joint ventures	74,340	35,124
Total equity	176,608	131,148
Total liabilities, redeemable equity instruments and equity	$983,079	$972,764
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2024 and 2023 of $165,700 and $29,657, respectively. See Note 15 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated VIEs at December 31, 2024 and 2023 of $4,147 and $189, respectively. See Note 15 — “Variable Interest Entities.”
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Operations

in thousands, except share and per share amounts	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenues
Rental revenue	$59,303	$62,374	$53,860
Income from commercial loans	3,701	4,439	1,399
Other revenue	3,090	3,193	2,854
Total revenues	66,094	70,006	58,113
Expenses
Rental property operating	25,561	25,651	21,052
General and administrative	7,714	4,836	5,695
Management fee – related party	2,013	1,720	1,026
Performance participation interest – related party	—	—	3,977
Depreciation and amortization	24,550	25,491	41,015
Total expenses	59,838	57,698	72,765
Other income (expense), net
Income (loss) from unconsolidated entities, net	2,476	1,908	8,367
Gain (loss) from real estate-related securities, net	3,688	1,027	(2,127)
Gain (loss) from disposition of investments in real estate	33,628	54	—
Debt extinguishment charges	(193)	(632)	—
Income (loss) from investment in affiliated fund, net	1,498	493	(31)
Gain (loss) on derivative instruments, net	2,001	1,662	6,679
Unrealized gain (loss) on commercial loans	170	(181)	—
Impairment loss on investments in real estate	—	(7,924)	—
Interest income	1,761	111	—
Interest expense	(24,171)	(27,265)	(16,041)
Other income (expense)	(370)	(346)	(94)
Total other income (expense), net	20,488	(31,093)	(3,247)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$26,744	$(18,785)	$(17,899)
Dividends to preferred stockholders	$(4)	$(8)	$(8)
Issuance and redemption costs of redeemed preferred stock	(24)	—	—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	531	1,673	1,437
Net (income) loss attributable to non-controlling interest in INREIT OP	(21)	82	502
Net income (loss) attributable to common stockholders	$27,226	$(17,038)	$(15,968)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$1.23	$(0.82)	$(1.00)
Weighted average shares of common stock
Basic	22,183,231	20,883,401	15,976,374
Diluted	22,181,149	20,883,068	15,976,374
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Changes in Equity and Redeemable Equity Instruments

in thousands, except per share/unit data	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2021	$41	$2	$2	$2	$2	$22	$12	$94,097	$(24,150)	$70,030	$4,071	$74,101	$224,667	$—
Proceeds from issuance of common stock, net of offering costs	—	2	2	4	19	1	8	109,101	—	109,137	—	109,137	201,866	—
Distribution reinvestment	—	—	—	—	—	—	—	575	—	575	—	575	—	—
Common stock repurchased	—	—	—	—	(3)	(5)	—	(25,192)	—	(25,200)	—	(25,200)	(4,795)	—
Share-based compensation	—	—	—	—	—	—	—	78	—	78	—	78	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(15,960)	(15,960)	(1,437)	(17,397)	—	(502)
Exchange of common stock	—	—	—	—	20	—	(20)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock and INREIT OP unit distributions ($1.6807 gross per share/unit)	—	—	—	—	—	—	—	—	(26,738)	(26,738)	—	(26,738)	—	(163)
Acquired non-controlling interests	—	—	—	—	—	—	—	—	—	—	27,425	27,425	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	1,274	1,274	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,309)	(1,309)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,280
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(11,048)	—	(11,048)	—	(11,048)	10,866	182
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—	$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797
Proceeds from issuance of common stock, net of offering costs	—	2	1	2	11	1	—	51,412	—	51,429	—	51,429	(6)	—
Distribution reinvestment	—	—	—	—	—	—	—	1,339	—	1,339	—	1,339	7,884	—
Common stock repurchased	—	—	—	—	(6)	(7)	—	(40,663)	—	(40,676)	—	(40,676)	—	(1,187)
Share-based compensation	—	—	—	—	—	—	—	98	—	98	—	98	—	—
Net loss	—	—	—	—	—	—	—	—	(17,030)	(17,030)	(1,673)	(18,703)	—	(82)
Preferred stock dividends	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock and INREIT OP unit distributions ($1.6657 gross per share/unit)	—	—	—	—	—	—	—	—	(34,494)	(34,494)	—	(34,494)	—	(350)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	7,978	7,978	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,205)	(1,205)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	3,977
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	34,500	—	34,500	—	34,500	(35,003)	503
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658

in thousands, except per share/unit data	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	$—	$—	$2	$1	$13	$1	$—	$45,159	$—	$45,176	$—	$45,176	$—	$—
Redemption of preferred stock	(41)	—	—	—	—	—	—	—	(24)	(65)	—	(65)	—	—
Distribution reinvestment	—	—	—	—	—	—	—	2,036	—	2,036	—	2,036	19,699	—
Common stock repurchased	—	—	—	—	(9)	(1)	—	(31,586)	—	(31,596)	—	(31,596)	—	(3,473)
Share-based compensation	—	—	—	—	—	—	—	100	—	100	—	100	—	—
Net income (loss)	—	—	—	—	—	—	—	—	27,253	27,253	(531)	26,722	—	21
Preferred stock dividends	—	—	—	—	—	—	—	—	(4)	(4)	—	(4)	—	—
Common stock and INREIT OP unit distributions ($1.6677 gross per share/unit)	—	—	—	—	—	—	—	—	(36,633)	(36,633)	—	(36,633)	—	(211)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	42,186	42,186	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(2,439)	(2,439)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	(23)	—	(23)	—	(23)	—	23
Balance at December 31, 2024	$—	$6	$7	$9	$47	$12	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018

See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows

in thousands	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$26,744	$(18,785)	$(17,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee – related party	2,013	1,720	1,026
Performance participation interest – related party	—	—	3,977
(Income) loss from unconsolidated entities, net	(2,476)	(1,908)	(8,367)
Impairment loss on investments in real estate	—	7,924	—
Depreciation and amortization	24,550	25,491	41,015
Share-based compensation	100	98	78
Straight-line rents	(674)	(1,137)	(1,328)
Amortization of below-market lease intangibles	(477)	(397)	(366)
Amortization of above-market lease intangibles	175	176	165
Amortization of deferred financing costs	1,387	1,938	1,495
(Gain) loss from disposition of investments in real estate	(33,628)	(54)	—
(Income) loss from investment in affiliated fund, net	(1,498)	(493)	31
Unrealized (gain) loss from real estate-related securities, net	(2,258)	(1,015)	3,003
Realized (gain) loss from real estate-related securities, net	1,442	1,927	235
Unrealized (gain) loss on commercial loans	(170)	181	—
(Gain) loss on derivative instruments, net	2,811	4,560	(6,679)
Distributions of earnings from investments in unconsolidated entities	3,876	3,087	7,178
Other items	384	633	807
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(1,323)	(630)	3,306
(Decrease) increase in due to affiliates	(303)	702	1,899
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,627)	(3,799)	1,538
Net cash provided by operating activities	18,048	20,219	31,114
Cash flows from investing activities:
Acquisitions of real estate	(111,205)	—	(367,219)
Proceeds from disposition of real estate	129,384	61,523	—
Distribution from affiliated fund	2,236	2,197	—
Investments in unconsolidated entities	(9,834)	(3,780)	(11,868)
Distributions of capital from investments in unconsolidated entities	5,280	4,080	982
Proceeds from unconsolidated entities	—	4,562	—
Investment in affiliated fund	—	(15,000)	(15,000)
Redemption of investment in affiliated fund	5,639	547	—
Origination of commercial loans	—	(13,007)	(21,800)
Proceeds from repayment of commercial loan	21,800	—	—
Capital improvements to real estate	(3,787)	(9,508)	(1,951)
Purchase of real estate-related securities	(46,509)	(15,960)	(17,354)
Proceeds from sale of real estate-related securities	19,089	10,815	3,291
Net cash provided by (used in) investing activities	12,093	26,469	(430,919)
Cash flows from financing activities:
Proceeds from issuance of redeemable common stock	—	—	201,888
Redemption of preferred stock	(65)	—	—
Repurchase of redeemable common stock	—	—	(4,795)
Proceeds from issuance of common stock	45,598	51,993	110,396
Offering costs paid	(175)	(97)	(92)
Repurchase of common stock and OP units	(39,220)	(36,405)	(25,200)
Subscriptions received in advance	835	3,503	1,842
Proceeds from revolving credit facility	18,000	36,100	182,500
Repayment of revolving credit facility	(18,000)	(45,100)	(249,000)
Borrowings from mortgages payable	567	5,411	215,124
Payments of mortgages payable	(53,000)	(45,000)	—
Debt extinguishment charges	193	225	—
Payment of financing obligation	(9)	—	—

Sale of derivative instruments	574	290	—
Purchase of derivative instruments	(300)	(323)	(2,666)
Payment of deferred financing costs	(250)	(629)	(2,987)
Contributions from non-controlling interests	42,186	7,978	6,237
Distributions to non-controlling interests	(2,439)	(1,205)	(1,309)
Sale of interest to non-controlling interest	—	—	22,462
Preferred stock dividends	(4)	(8)	(8)
Common stock and INREIT OP unit distributions	(14,945)	(25,291)	(24,844)
Net cash (used in) provided by financing activities	(20,454)	(48,558)	429,548

Net change in cash and cash equivalents and restricted cash	9,687	(1,870)	29,743
Cash and cash equivalents and restricted cash, beginning of period	43,372	45,242	15,499
Cash and cash equivalents and restricted cash, end of period	$53,059	$43,372	$45,242

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$48,176	$36,046	$39,888
Restricted cash	4,883	7,326	5,354
Total cash and cash equivalents and restricted cash	$53,059	$43,372	$45,242
Supplemental disclosures:
Interest paid	$23,041	$26,399	$13,187
Income taxes paid	$743	$323	$122
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$194	$—	$1,224
Transfer of assets and liabilities in conjunction with disposition of real estate, net	$(263)	$(228)	$—
Issuance of Class E OP Units to non-controlling interests	$—	$3,977	$3,280
Issuance of Class E shares for payment of management fees	$1,964	$1,677	$761
Accrued capital expenditures	$6	$117	$248
Distributions payable	$3,144	$2,980	$2,378
Accrued offering costs due to affiliates	$2,211	$2,150	$1,950
Distribution reinvestment	$21,735	$9,223	$575
Accrued common stock repurchases	$(4,151)	$5,458	$—
Adjustment to carrying value of redeemable common stock	$23	$(34,500)	$11,048

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
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. On November 12, 2024, our initial public offering terminated, and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. An example of an estimate may include, but is not limited to, estimates of the fair values of financial instruments. Actual results may differ from those estimates.
Consolidation
We consolidate entities in which the Company has a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs in Note 15 — “Variable Interest Entities.”

The non-controlling partner’s interest is generally calculated as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the joint venture partner a profits interest based on certain internal rate of return hurdles being achieved. Any profits interest due to the joint venture partner is reported as net income (loss) attributable to non-controlling interests in consolidated joint ventures on our consolidated statements of operations.
For our DST Program, the non-controlling interest represents the proceeds from the syndicated percentages of the Offering. The non-controlling interest is presented as permanent equity in our consolidated balance sheets as the fair market value purchase option to exchange interests for units of the Operating Partnership or cash is based on the occurrence of a conditional event. See additional information on our DST Program in Note 16 — “DST Program.” The beneficial owners’ allocation of the DST Program’s income or loss is reported as net income (loss) attributable to non-controlling interests in consolidated joint ventures on our consolidated statements of operations.
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
Fair Value Measurements
Valuation of Assets and Liabilities Carried at Fair Value
Our investments in real estate-related securities, commercial loans, an affiliated fund and derivative financial instruments are reported at fair value. We generally determine the fair value of these investments, other than our investment in an affiliated fund, by utilizing third-party pricing services and broker-dealer quotations on the basis of last available bid price. We determine the fair value of our investment in the affiliated fund using net asset value (“NAV”) as a practical expedient. Cost approximates fair value for all other assets and liabilities.
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
We have elected the fair value option for our commercial real estate loan investments. The Company believes the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability. In the month that we originate or acquire a loan, we value our commercial real estate loan investments at fair value, which approximates par. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
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

Cash and Cash Equivalents
We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value due to the highly liquid and short-term nature of these instruments. We may have cash balances in excess of federally insured amounts. We mitigate our risk of loss by maintaining cash deposits with high credit-quality institutions and by actively monitoring the credit risk of our counterparties.
Restricted Cash
As of December 31, 2024, our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether each acquisition qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the acquisition is not a business, we account for the transaction as an asset acquisition. As of December 31, 2024, we have accounted for all of our property acquisitions as asset acquisitions.
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
Intangible assets, net and intangible liabilities, net are recorded separately on our consolidated balance sheets. Intangible liabilities are presented as a component of other liabilities. The amortization of acquired above-market and below-market leases is recorded as an adjustment to rental revenue on our consolidated statements of operations. The amortization of in-place leases is a component of depreciation and amortization expense on our consolidated statements of operations.

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
We review our real estate properties for indicators of impairment each quarter or when there is an event or change in circumstances that indicates a property’s value may be impaired. We assess recoverability based on the estimated undiscounted future cash flows expected to be generated from the operation and eventual disposition of our properties over the period we expect to hold the properties. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of our investment, we recognize an impairment loss. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less costs to sell if classified as held-for-sale. If we change our strategy or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to our results. Refer to Note 3 — “Investments in Real Estate, net” for additional information on impairment loss on investments in real estate.
Properties Held-For-Sale
We classify the assets related to real estate investments as held-for-sale when a sale is probable to occur within one year. We consider a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit and there are limited contingencies to closing. We record held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. At the time the real estate investment is classified as held-for-sale, no additional depreciation will be recorded for the held-for-sale investment. As of December 31, 2024 and 2023, we did not have any real estate investments classified as held-for-sale.
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

See additional information on investments in unconsolidated entities at Note 4 — “Investments in Unconsolidated Entities” as well as Note 15 — “Variable Interest Entities” for our investments in unconsolidated entities that are VIEs.
Investments in Commercial Loans
We have originated floating rate mezzanine loans and elected the fair value option as described in the Fair Value Measurements section above. At our election, the investments in commercial loans are stated at fair value and were initially valued at the face amount of the loan funding. Unrealized gains and losses are recorded as a component of unrealized gain (loss) on investments in commercial loans on our consolidated statements of operations.
In the event of a partial or whole sale of the commercial loan that qualifies for sale accounting under GAAP, we derecognize the corresponding asset, and fees paid as part of the partial or whole sale are recognized on our consolidated statements of operations.
Investments in Real Estate-Related Securities
We invest in debt and equity securities of real estate companies. We have elected the fair market value option for accounting for investments in debt securities. We record changes in fair value of debt securities, interest income on debt securities, and bond premium and discount amortization as gain (loss) from real estate-related securities in our consolidated statements of operations.
We record equity securities with readily determinable market values at fair value. We record dividend income on equity securities when declared. We record changes in fair value of equity securities and dividend income as gain (loss) from real estate-related securities in our consolidated statements of operations.
Investment in Affiliated Fund
We report our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, as an equity interest carried at fair value. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. Fair value is determined using the affiliated fund’s NAV as a practical expedient as described in the Fair Value Measurements section above. As a result, income or losses recognized from the investment are recorded as a component of income (loss) from investment in affiliated fund, net on our consolidated statement of operations. Distributions and redemptions from our investment in the affiliated fund are classified as cash flows from investing activities on our consolidated statements of cash flows.
Derivative Financial Instruments
We use derivative financial instruments such as interest rate caps and swaps to manage risks from increases in interest rates. We record all derivatives at fair value on our consolidated balance sheets. At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship or whether we will account for the contract as a trading instrument. We have elected not to apply hedge accounting to all derivative contracts. Changes in the fair value of our derivatives are recorded as a component of gain (loss) on derivative instruments, net in our consolidated statements of operations. Derivative financial instruments are recorded as a component of other assets on our consolidated balance sheets at fair value. We have elected to classify the purchase and sale of interest rate derivative instruments as financing activities on our consolidated statements of cash flows in the same category as the cash flow from the instrument for which the interest rate derivative instruments provide an economic hedge. Cash receipts or payments that are attributed to contractual interest earned or incurred on derivative instruments are classified as cash flows from operating activities on our consolidated statements of cash flows.

Redeemable Equity Instruments
All of our Class N common stock is classified as Class N redeemable common stock on our consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 11 — “Redeemable Equity Instruments.”
Our Class E units in INREIT OP are classified as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets because the holder of these units, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, has the contractual right to redeem the units under certain circumstances as described in Note 11 — “Redeemable Equity Instruments.”
We report our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP on our consolidated balance sheets at redemption value. The redemption value is determined as of our balance sheet date based on our net asset value (“NAV”) per share of Class N common stock or per unit of Class E units, as applicable. NAV is equivalent to GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation and depreciation; accumulated depreciation and amortization; impairment of investments in real estate and straight-line rent receivable. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. We will limit any adjustment to the carrying amount of the redeemable equity instruments so as to not reduce the carrying amount below the initial amount reported as Class N redeemable common stock or redeemable non-controlling interest in INREIT OP, as applicable.
Earnings (Loss) per Share
We calculate basic earnings (loss) per share (“EPS”) by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, including redeemable common stock. All classes of common stock are allocated net earnings (loss) at the same rate per share and receive the same gross distribution per share. We calculate diluted EPS considering the effect of dilutive instruments, such as unvested restricted stock awards, by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period.
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
Revenue Recognition
Rental Revenue
Rental revenue consists of fixed contractual base rent arising from tenant leases at our properties under operating leases. Revenue under operating leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded in other assets on our consolidated balance sheets. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.

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
Income from Commercial Loans
Our income from commercial loans consists of interest income and origination fees. We recognize interest income from the commercial loans when earned and deemed collectible, or until the loan becomes past due based on the terms of the loan agreement. Any related origination fees or costs on real estate debt for which we have elected the fair value option are recognized immediately in earnings.
The accrual of interest income on a commercial loan is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual commercial loan”), unless the loan is well-secured and is in the process of collection. Interest income received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance and is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months. As of December 31, 2024, we did not have a commercial loan in nonaccrual status.
Income Taxes
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
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. Revenues related to self-storage unrelated business taxable income (“UBTI”) and revenue from our investments in operating companies are recorded in the TRS along with any corresponding expenses. We account for applicable income taxes by utilizing the asset and liability method. As such, we record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.

For the years ended December 31, 2024, 2023 and 2022, we recorded a net tax expense of $0.1 million, $0.3 million and $0.1 million, respectively, reported within other income (expense) on our consolidated statements of operations. As of December 31, 2024 and 2023 we had a deferred tax asset of approximately $0.3 million and approximately $24,000, respectively, which was offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our consolidated balance sheets. As of December 31, 2024, our tax years 2021 through 2024 remain subject to examination by the United States tax authorities.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of time-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of the agreement between us and the Adviser (the “Advisory Agreement”); however, as of December 31, 2024, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 12 — “Equity” for additional information regarding share-based compensation.
Share-based compensation arrangements may include options, stock appreciation rights, restricted stock and other share-based awards. We recognize compensation expense related to share-based awards to our independent directors in our consolidated financial statements based on the fair value of the award on the date of grant.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07 — “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 is intended to improve reportable segment disclosure requirements on an annual and interim basis. The amendments require, among other items, enhanced disclosures around significant segment expenses regularly provided to the individual or group identified as the Chief Operating Decision Maker (“CODM”), as well as the CODM's title and position. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and must be applied on a retrospective basis. We adopted the amendments during the year ended December 31, 2024. See Note 21 — “Segment Reporting” for further detail.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued ASU 2024-03 — “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires public business entities to disclose disaggregated information about certain income statement line items. Public business entities are required to disclose purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing GAAP are required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required. The guidance does not change what an entity presents on the face of its income statement.

We are required to implement the new standard prospectively in our consolidated financial statements for the year ended December 31, 2027 and for interim periods thereafter. We may implement the new standard retrospectively and early adoption is permitted. We are currently evaluating the impact of the new standard.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	December 31, 2024	December 31, 2023
Building and improvements	$555,325	$563,958
Land and land improvements	165,853	148,411
Furniture, fixtures and equipment	9,056	11,349
Total	730,234	723,718
Accumulated depreciation	(49,638)	(38,115)
Investments in real estate, net	$680,596	$685,603
Acquisitions
The following table details the properties acquired during the year ended December 31, 2024:

in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
International Business 4535	100%	1	Industrial	July 2024	$8,731
Elan at Bluffview	100%	1	Multifamily	November 2024	$36,954
NJ Exit 5 Industrial Portfolio	95%	5	Industrial	December 2024	$62,069
		7			107,754
(1)Purchase price includes acquisition-related costs.
The following table summarizes the allocation of the total cost for properties acquired during the year ended December 31, 2024:

in thousands	For the Year Ended December 31, 2024
Building and improvements	$79,594
Land and land improvements	24,143
Lease intangibles(1)	8,014
Furniture, fixtures and equipment	506
Below-market lease intangibles	(4,503)
Total purchase price(2)	$107,754
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2024 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	2.52	4.29	4.42
There were no properties acquired during the year ended December 31, 2023.

Dispositions
The following table details the property dispositions during the year ended December 31, 2024:

in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Date of Sale	Sale Price	Net Proceeds	Net Gain
Bixby Kennesaw	98%	1	Student Housing	December 2024	$99,000	$44,822	$29,979
Blossom Drive Storage(1)	100%	1	Self-Storage	December 2024	12,800	12,544	660
Glen Creek Storage(1)	100%	1	Self-Storage	December 2024	18,400	18,032	2,989
					$130,200	$75,398	$33,628
(1)These properties were included in the Salem Self-Storage Portfolio prior to the disposition.
The following table details the property disposition during the year ended December 31, 2023:

in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Date of Sale	Sale Price	Net Proceeds	Net Gain
Cortona at Forest Park	100%	1	Multifamily	November 2023	$61,520	$15,694	$54
Impairment
During the years ended December 31, 2024 and 2022, we did not recognize any impairment losses on our real estate investments.
During the year ended December 31, 2023, we recognized an aggregate of $7.9 million of impairment charges. We recognized impairment of $1.7 million related to Cortona at Forest Park at the time the asset was classified as held-for-sale, as the carrying amount exceeded the fair value, which was based on the estimated sales price, less estimated closing costs. The remaining impairment of $6.2 million was related to an office property in which the current expectation was more likely than not that the investment would be sold significantly before the end of its previously estimated hold period. Of the $6.2 million impairment charge, $5.8 million was allocated to investments in real estate, net, $0.5 million was allocated to in-place lease intangibles and leasing commissions within intangible assets, net and $0.2 million was allocated to below-market lease intangibles within accounts payable, accrued expenses and other liabilities. The fair value of the investment was determined using the income approach based on future assumptions of cash flows. As the fair value inputs are unobservable, the significant inputs used to value the investment are classified as Level 3. Refer to Note 14 — “Fair Value Measurements” for additional information on Level 3 inputs.

4.Investments in Unconsolidated Entities
As of December 31, 2024, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of December 31, 2024 and 2023 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	2024	2023
Vida JV LLC(2)	42.5%	$64,292	$72,234
San Simeon Preferred Equity(3)	—	28,693	27,488
PTCR Holdco, LLC(4)	—	9,375	8,484
Retail GP Fund(5)	4.5% - 9.0%	22,019	13,150
Homestead Communities, LLC(6)	50%	94	(37)
Total		$124,473	$121,319
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of December 31, 2024 and 2023, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of December 31, 2024 and 2023, Vida JV LLC owned a portfolio of twenty separate medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year extension options that they have exercised as of December 31, 2024. Our mandatory redemption date of our preferred membership interest is December 15, 2025. As of December 31, 2024, the investment yields a preferred return rate of 7.50%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 9.0% in 13 retail properties.
(6)We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufactured housing through a joint venture, Homestead Communities, LLC (“Homestead”). Invesco U.S. Income Fund L.P., an affiliate of Invesco, owns the remaining 50% ownership interest. An unaffiliated third party has a promote incentive that could dilute our ownership percentage if certain performance milestones are exceeded.

Our share of the unconsolidated entities’ income (loss) for the years ended December 31, 2024, 2023 and 2022 were as follows:

in thousands		INREIT’s Share of Unconsolidated Entities' Income (Loss)
Entity	Ownership Percentage	2024	2023	2022
Vida JV LLC	42.5%	$(2,756)	$(3,165)	$4,591
San Simeon Preferred Equity	—	3,232	3,027	2,603
PTCR Holdco, LLC	—	1,106	1,068	1,083
Retail GP Fund	4.5% - 9.0%	1,009	1,422	90
Homestead Communities, LLC	50%	(115)	(444)	—
Total		$2,476	$1,908	$8,367

The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	December 31, 2024			December 31, 2023
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$376,408	$(225,791)	$150,617	$391,584	$(222,238)	$169,346
San Simeon Preferred Equity	$132,593	$(77,450)	$55,143	$128,759	$(77,428)	$51,331
Retail GP Fund	$938,113	$(608,707)	$329,406	$502,642	$(278,012)	$224,630
Other	$4,316	$(3,832)	$484	$5,320	$(3,244)	$2,076
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Year Ended December 31, 2024			Year Ended December 31, 2023		Year Ended December 31, 2022
in thousands	Revenue	Net income (loss)		Revenue	Net income	Revenue	Net income
Vida JV LLC	$38,538	$(6,530)		$37,383	$(7,886)	$37,171	$11,204
San Simeon Preferred Equity	11,109	2,227		10,532	1,737	9,979	2,397
Retail GP Fund	80,153	(11,050)	8,000	57,863	2,283	42,473	29,942
Other	14,150	(893)		16,310	(1,178)	24,241	4,013
Total	$143,950	$(16,246)		$122,088	$(5,044)	$113,864	$47,556
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the years ended December 31, 2024, 2023 and 2022.
5.Investments in Commercial Loans
The following table summarizes our investments in commercial loans as of December 31, 2024 and 2023:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	Maturity Date(2)
9801 Blue Grass Loan	9/1/2022	Mezzanine	N/A	N/A	$—	$21,800	$—	$21,689	9/9/2024
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	13,007	13,007	12,996	12,937	2/9/2025
Total					$13,007	$34,807	$12,996	$34,626
(1)Represents the interest rate as of December 31, 2024. Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)On February 9, 2025, the borrower of 5805 N Jackson Gap Loan exercised its first option to extend the maturity date to February 9, 2026.
During the year ended December 31, 2024, the commercial loan issued to 9801 Blue Grass, was repaid at par value upon maturity. The loan had an interest rate of 12.57% as of December 31, 2023.
We elected the fair value option for our commercial loans and, accordingly, there are no capitalized origination costs or fees associated with our loans.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472

	December 31, 2023
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,202	$(1,160)	$24,042	$(741)	$23,301	7.26%	2/13/2039
Preferred stock of REITs	N/A	N/A	2,107	(171)	1,936	6.71%	N/A
Common stock of REITs	N/A	N/A	4,034	(1,241)	2,793	5.51%	N/A
Total	$25,202	$(1,160)	$30,183	$(2,153)	$28,030
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	December 31, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,510	$(26,021)	$19,489
Leasing commissions	6,166	(2,121)	4,045
Above-market lease intangibles	1,951	(542)	1,409
Total intangible assets, net	$53,627	$(28,684)	$24,943

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,230	$(1,433)	$5,797
Total intangible liabilities, net	$7,230	$(1,433)	$5,797

	December 31, 2023
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,969	$(32,085)	$14,884
Leasing commissions	5,768	(1,506)	4,262
Above-market lease intangibles	1,951	(367)	1,584
Total intangible assets, net	$54,688	$(33,958)	$20,730

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$2,726	$(956)	$1,770
Total intangible liabilities, net	$2,726	$(956)	$1,770
The estimated future amortization of our intangibles for each of the next five years and thereafter as of December 31, 2024 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2025	$3,999	$651	$175	$(854)
2026	2,568	680	175	(846)
2027	2,220	578	175	(759)
2028	2,088	524	175	(707)
2029	1,648	368	164	(536)
Thereafter	6,966	1,244	545	(2,095)
Total	$19,489	$4,045	$1,409	$(5,797)
8.Other Assets
The following table summarizes the components of other assets:

in thousands	December 31, 2024	December 31, 2023
Deferred rent	$3,669	$2,994
Derivative instruments	1,733	4,818
Capitalized tax abatement, net(1)	1,196	1,363
Receivables, net	1,052	688
Prepaid expenses	791	713
Deposits	339	186
Other	418	605
Total	$9,198	$11,367
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations. As of December 31, 2024, accumulated amortization of the capitalized tax abatement was $0.5 million.
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

The following table summarizes changes to the notional amount of our derivative instruments for the year ended December 31, 2024:

in thousands	December 31, 2023	Additions	Termination or Expiration	December 31, 2024
Interest rate caps	$178,500	$35,000	$(60,000)	$153,500
Interest rate swap	52,500	—	—	52,500
Total	$231,000	$35,000	$(60,000)	$206,000
The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swaps as of December 31, 2024 and 2023:

	December 31, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	3	$153,500	$2,108	$237	3.08%	0.22
Interest rate swap	1	52,500	N/A	1,496	2.73%	2.32
Total	4	$206,000	$2,108	$1,733

	December 31, 2023
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Interest rate caps	4	$178,500	$2,601	$3,320	2.64%	1.14
Interest rate swap	1	52,500	N/A	1,498	2.73%	3.33
Total	5	$231,000	$2,601	$4,818
(1)The notional amount represents the amount of the mortgage note borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the year ended December 31, 2024, 2023 and 2022:

	December 31, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (loss)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(122)	$3,477	$(2,686)	$669
Interest rate swap	—	1,335	(3)	1,332
Total	$(122)	$4,812	$(2,689)	$2,001

	December 31, 2023
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (loss)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(98)	$5,132	$(3,782)	$1,252
Interest rate swap	—	1,090	(680)	410
Total	$(98)	$6,222	$(4,462)	$1,662

	December 31, 2022
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (loss)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$—	$4,501	$4,501
Interest rate swap	—	—	2,178	2,178
Total	$—	$—	$6,679	$6,679
9.Borrowings
Revolving Credit Facility
In September 2023, INREIT OP entered into an amendment to the existing Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms remained identical to the terms outlined below. With this amendment, the facility provides aggregate commitments of $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The amendment extended the maturity date to September 6, 2024 and granted an option to extend the term to September 5, 2025, subject to certain conditions. In July 2024, we exercised this extension right, extending the term of the Revolving Credit Facility to September 5, 2025. On October 11, 2024, we entered into a fifth amendment to the Revolving Credit Facility to provide for, among other things, a reduction in borrowing limitations from properties in the Company's DST Program in exchange for an incremental commitment by Invesco Realty, Inc. to provide up to $35.0 million of additional capital to the Company to repay outstanding obligations under the Revolving Credit Facility in the event of default. The funds are not available to fund our operating or investing activities.
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
As of December 31, 2024 and 2023, the Company did not have an outstanding principal balance on its revolving credit facility. An unused commitment fee of 0.25% accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility. The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.95% and 6.64%, respectively. As of December 31, 2024, the borrowing capacity on the Revolving Credit Facility was $72.1 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance as the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of December 31, 2024, we were in compliance with all loan covenants in our revolving credit facility agreement.
Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Maturity Date	Extended Maturity Date(6)	Maximum Principal Amount	December 31, 2024	December 31, 2023
Bixby Kennesaw(2)	S + 1.71%(2)	9/24/2026	N/A	53,000	—	53,000
The Carmin	S + 1.75%(3)	1/1/2025	1/1/2027	65,500	65,500	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	39,660	39,660	39,660
Everly Roseland	S + 1.45%(4)	4/28/2027	4/28/2029	113,500	111,441	110,874
Midwest Industrial Portfolio	4.44% and S + applicable margin(5)	7/5/2027	N/A	70,000	70,000	70,000
Total mortgages payable					286,601	339,034
Deferred financing costs, net					(1,335)	(2,290)
Mortgages payable, net					$285,266	$336,744
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.

(2)On December 27, 2024, we sold the Bixby Kennesaw student housing property and repaid the mortgage note secured by the property. We incurred debt extinguishment charges of $0.2 million in connection with the early repayment of the mortgage note. The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.91% and 6.62%, respectively.
(3)The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.98% and 6.52%, respectively.
(4)The weighted-average interest rate for the years ended December 31, 2024 and 2023 was 6.61% and 6.48%, respectively.
(5)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the years ended December 31, 2024 and 2023 was 5.82% and 6.71%, respectively.
(6)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee. On January 1, 2025, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to January 1, 2026. We have one remaining extension option available which would extend the maturity date to January 1, 2027. Subsequent to December 31, 2024, we sold a partial interest in The Carmin and repaid the mortgage note secured by the property. Refer to Note 22 — “Subsequent Events” for further details on the transaction.
As of December 31, 2024, we are in compliance with all loan covenants in our mortgage notes.
Financing Obligation, Net
In connection with the acquisition of The Carmin, a student housing property, we entered into a ground lease executed as a sale and leaseback transaction in 2021 whereby we sold The Carmin to an unaffiliated third party for $54.0 million and simultaneously leased back the property from the same unaffiliated third party for 104 years. We accounted for the sale and leaseback of The Carmin as a failed sale and leaseback transaction because the lease is classified as a finance lease. Accordingly, we did not recognize the sale of The Carmin, and we recorded the net proceeds from the sale as a financing lease obligation. We continue to account for the property as a real estate investment in our consolidated financial statements and depreciate the property as if we were the legal owner. We allocate the rental payments we make under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.3 million over the term of the arrangement.

The following table presents the future principal payments due under our outstanding borrowings as of December 31, 2024:

Year (in thousands)	Revolving Credit Facility	Mortgages Payable	Financing Obligation	Total
2025	$—	$65,500	$9	$65,509
2026	—	—	12	12
2027	—	221,101	15	221,116
2028	—	—	18	18
2029	—		21	21
Thereafter	—	—	36,270	36,270
Total	$—	$286,601	$36,345	$322,946

10.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	December 31, 2024	December 31, 2023
Intangible liabilities, net	$5,797	$1,770
Real estate taxes payable	3,066	2,121
Tenant security deposits	1,651	1,293
Accounts payable and accrued expenses	1,382	1,359
Common stock repurchases	1,308	5,458
Accrued interest expense	1,300	1,566
Subscriptions received in advance(1)	835	3,503
Distributions payable	633	478
Prepaid rental income	86	441
Total	$16,058	$17,989
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
11.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the years ended December 31, 2024, 2023 and 2022:

Total
Balance at December 31, 2021	8,556,509
Issuance of common stock	7,108,654
Common stock repurchased(1)	(149,615)
Exchange of common stock	(1,992,224)
Balance at December 31, 2022	13,523,324
Distribution reinvestment	259,880
Balance at December 31, 2023	13,783,204
Distribution reinvestment	683,557
Balance at December 31, 2024	14,466,761
(1)In accordance with MassMutual’s Subscription Agreement, during the year ended December 31, 2022, we repurchased 149,615 of MassMutual’s Class N shares for $4.8 million. We did not repurchase any of MassMutual’s Class N shares during the years ended December 31, 2024 or 2023.
For the year ended December 31, 2024, there was no adjustment to the value of the Class N shares held by MassMutual to our December 31, 2024 NAV per Class N share because the NAV per Class N share remains below the initial amount reported. For the year ended December 31, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $35.0 million to adjust the value of the Class N shares held by MassMutual to our December 31, 2023 NAV per Class N share. For the year ended December 31, 2022, we recorded an increase to Class N redeemable common stock and a decrease to additional paid-in capital of $10.9 million to adjust the value of the Class N shares held by MassMutual to our December 31, 2022 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in our Class N Private Offering and fully met its commitment as of December 31, 2022.
On October 15, 2024, we and MassMutual entered into Amendment No. 2 to the Subscription Agreement, which extends the commencement date of MassMutual’s liquidity rights from January 1, 2025 to January 1, 2026 and our ability to recycle MassMutual’s capital from December 31, 2024 to June 30, 2025.

Through June 30, 2025, we may choose to repurchase Class N shares from MassMutual on a monthly basis, subject to certain thresholds based on monthly net offering proceeds, at the then current Class N transaction price in an amount with an aggregate repurchase price no greater than (1) the aggregate purchase price paid by MassMutual for Class N shares less (2) $200.0 million less (3) the aggregate repurchase price paid to MassMutual by us. In any month, however, MassMutual may require us to make or elect to forego the next monthly repurchase. Under the terms of MassMutual’s subscription agreements, through June 30, 2025, we may require MassMutual to purchase additional Class N shares in an amount equal to the aggregate purchase price paid by MassMutual for Class N shares that were subsequently repurchased by us.
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
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 17 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets. For the years ended December 31, 2024, 2023, and 2022, we recorded an increase to redeemable non-controlling interest in INREIT OP and a decrease to additional paid-in capital of $23,000, $0.5 million, and $0.2 million, respectively, to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our December 31, 2024, 2023, and 2022 NAV per Class E unit in INREIT OP.
The following table details the redeemable non-controlling interest in INREIT OP activity held by the Special Limited Partner:

	Years Ended December 31,
in thousands	2024	2023	2022
Net income (loss) allocated	$21	$(82)	$(502)
Distributions	$211	$350	$163
Adjustment to carrying value	$23	$503	$182
As of December 31, 2024 and 2023, distributions payable to the Special Limited Partner were approximately $10,000 and $26,000, respectively.

12.Equity
Preferred Stock
For the years ended December 31, 2024 and 2023, we had zero shares and 125 shares of Series A Preferred Stock issued and outstanding, respectively. During the year ended December 31, 2024, we redeemed all 125 issued and outstanding shares of our Series A Preferred Stock for approximately $62,500, plus accrued and unpaid dividends. The cash redemption price for each share of Series A Preferred Stock was $500.00. The excess of the consideration transferred over carrying value was accounted for as a deemed dividend and resulted in a reduction of approximately $24,000 in net income (loss) attributable to common stockholders during the year ended December 31, 2024. Prior to redemption, holders of our Series A Preferred Stock were entitled to receive dividends at an annual rate of 12.5% of the liquidation preference of $500.00 per share or $62.50 per annum. Dividends were cumulative and payable quarterly in arrears.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the years ended December 31, 2024, 2023 and 2022:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total
Balance at December 31, 2021	186,821	186,821	186,821	186,715	2,244,581	2,991,759
Issuance of common stock	262,766	165,035	417,403	1,832,650	48,771	2,726,625
Common stock repurchased	—	—	—	(291,818)	(474,907)	(766,725)
Exchange of common stock	—	—	—	2,028,086	—	2,028,086
Distribution reinvestment	93	—	314	8,872	8,573	17,852
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	6,997,597
Issuance of common stock	159,258	174,949	224,961	1,156,356	56,812	1,772,336
Issuance of director awards	—	—	—	—	5,247	5,247
Common stock repurchased	(503)	—	(5,503)	(606,857)	(708,700)	(1,321,563)
Distribution reinvestment	4,970	1,463	8,602	18,736	10,212	43,983
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	7,497,600
Issuance of common stock	16,460	210,444	69,392	1,328,491	80,739	1,705,526
Common stock repurchased	(7,369)	(23,124)	(40,081)	(1,013,135)	(53,241)	(1,136,950)
Exchange of common stock	—	—	—	(574)	547	(27)
Distribution reinvestment	8,226	11,142	15,281	27,938	10,164	72,751
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	8,138,900
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the years ended December 31, 2024, 2023 and 2022, we declared distributions of $36.8 million, $34.8 million and $26.9 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our consolidated balance sheets as of December 31, 2024 and 2023, respectively. Additionally, we accrued $0.6 million and $0.5 million for distributions payable to third parties as a component of accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Distributions for the year ended December 31, 2024 were characterized, for federal income tax purposes, as 8.2% return of capital, 53.8% capital gains, 31.4% unrecaptured Section 1250 gains and 6.6% ordinary income. Distributions for the year ended December 31, 2023 were characterized, for federal income tax purposes, as 100.0% return of capital. Distributions for the year ended December 31, 2022 were characterized, for federal income tax purposes, as 99.2% return of capital and 0.8% ordinary income.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$31.2500	$1.6677	$1.6677	$1.6677	$1.6677	$1.6677	$1.6677
Stockholder servicing fee per share(1)	—	(0.1030)	(0.1102)	(0.0411)	—	—	—
Net distributions declared per share	$31.2500	$1.5647	$1.5575	$1.6266	$1.6677	$1.6677	$1.6677

	Year Ended December 31, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657
Stockholder servicing fee per share(1)	—	(0.0940)	(0.0308)	(0.0389)	—	—	—
Net distributions declared per share	$62.5000	$1.5717	$1.6349	$1.6268	$1.6657	$1.6657	$1.6657

	Year Ended December 31, 2022
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$62.5000	$1.6807	$1.6807	$1.6807	$1.6807	$1.6807	$1.6807
Stockholder servicing fee per share(1)(2)	—	(0.0046)	0.0115	(0.0093)	—	—	—
Net distributions declared per share	$62.5000	$1.6761	$1.6922	$1.6714	$1.6807	$1.6807	$1.6807
(1)See Note 17 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
(2)For the year ended December 31, 2022, the stockholder servicing fee for Class S Common Stock results in a net distribution higher than the gross distribution because it includes an adjustment for stockholder servicing fees deducted from prior monthly distributions.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. The per share purchase price for shares purchased (including fractional shares) under the distribution reinvestment plan is equal to the transaction price at the time the distribution is payable.
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan as described below. For the years ended December 31, 2024, 2023 and 2022, we repurchased 1,092,323 shares of common stock for $30.3 million, 1,307,462 shares of common stock for $40.3 million and 474,907 shares of common stock for $16.0 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we fulfilled all repurchase requests that were made.

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
Share-Based Compensation Plan
During the year ended December 31, 2024, we awarded independent members of our board of directors 8,724 Class E restricted shares under our 2019 Equity Incentive Plan (the “Incentive Plan”). The restricted shares vest on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting. During the year ended December 31, 2023, we granted 2,775 Class E shares that vested 100% on the award date and 2,472 Class E restricted shares that vest on the first anniversary of the grant date unless forfeited under the Incentive Plan. During the year ended December 31, 2022, we awarded independent members of our board of directors 2,411 Class E shares under the Incentive Plan that vested 100% on the award date. For the years ended December 31, 2024, 2023 and 2022, we recognized $0.1 million, approximately $98,000 and approximately $78,000 of compensation expense related to these awards, respectively. The unrecognized stock compensation expense on the unvested awards is $0.2 million as of December 31, 2024. As of December 31, 2024, 2023 and 2022, 175,739, 184,463 and 189,710 shares of common stock remain available for future issuance under the Incentive Plan, respectively.
13.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
in thousands, except per share amount	2024	2023	2022
Net income (loss) available to common stockholders	$27,226	$(17,038)	$(15,968)

Weighted average common shares outstanding	22,183,231	20,883,401	15,976,374
Effect of dilutive shares	2,082	333	—
Diluted weighted average common shares outstanding	22,181,149	20,883,068	15,976,374
Earnings (loss) per share:
Basic	$1.23	$(0.82)	$(1.00)
Diluted	$1.23	$(0.82)	$(1.00)
Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information on the methodology used to calculate earnings (loss) per share.
14.Fair Value Measurements
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of December 31, 2024 and 2023, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets Measured at Fair Value
The following table details our assets measured at fair value on a recurring basis:

	December 31, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient	Total at Fair Value
Investments in real estate-related securities	$5,600	$50,872	$—	$—	$56,472
Investments in commercial loans	—	—	12,996	—	12,996
Investment in affiliated fund	—	—	—	21,342	21,342
Interest rate caps	—	237	—	—	237
Interest rate swap	—	1,496	—	—	1,496
Total	$5,600	$52,605	$12,996	$21,342	$92,543

	December 31, 2023
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient	Total at Fair Value
Investments in real estate-related securities	$4,729	$23,301	$—	$—	$28,030
Investments in commercial loans	—	—	34,626	—	34,626
Investment in affiliated fund	—	—	—	27,717	27,717
Interest rate caps	—	3,320	—	—	3,320
Interest rate swap	—	1,498	—	—	1,498
Total	$4,729	$28,119	$34,626	$27,717	$95,191

Investments in commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2022	$21,800
Loan originations	13,007
Unrealized gain (loss)	(181)
Balance as of December 31, 2023	$34,626
Unrealized gain (loss)	170
Loan repayment	$(21,800)
Balance as of December 31, 2024	$12,996

The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of December 31, 2024 and 2023:

				Weighted Average Rate
Type	Asset Class	Valuation Technique	Unobservable Input	December 31, 2024	December 31, 2023
Commercial loan	Industrial	Discounted cash flow	Discount rate	8.75%	8.30%
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

	December 31, 2024		December 31, 2023
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	286,601	283,937	339,034	333,605
Total	$286,601	$283,937	$339,034	$333,605
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investments in mortgage notes payable as of December 31, 2024 and 2023:

			Weighted Average Rate
Type	Valuation Technique	Unobservable Input	December 31, 2024	December 31, 2023
Mortgage notes payable	Discounted cash flow	Discount rate	8.89%	8.73%
The fair value of our borrowings is estimated by modeling the cash flows required by our debt agreements and discounting them back to present value using the appropriate discount rate. Additionally, we consider current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles.
Valuation of Assets Measured at Fair Value on a Nonrecurring Basis
Our real estate investments are not measured at fair value on an ongoing basis but are subject to fair value adjustments when there is evidence of impairment. We review our real estate investments for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of these investments may not be recoverable.
During the years ended December 31, 2024 and 2022, we did not recognize any impairment losses on our real estate investments.
During the year ended December 31, 2023, we recognized an impairment loss of $1.7 million related to Cortona at Forest Park. The fair value of the real estate investment was $61.5 million and was primarily based on the sale price per the binding executed contracts which is considered a Level 3 input.
During the year end December 31, 2023, we also recognized an impairment of $6.2 million related to an investment in which the expectation was more likely than not that the investment would be sold significantly before the end of its previously estimated hold period. The fair value of the investment was $29.5 million and was determined using the income approach based on future assumptions of cash flows utilizing a discount rate of 8.5% and terminal capitalization rate of 7.3%, which are considered Level 3 inputs.
See Note 3 — “Investments in Real Estate, net” for additional information on impairment.

15.Variable Interest Entities (“VIE”)
Unconsolidated Variable Interest Entities
Included in our investments as of December 31, 2024 is Homestead, an unconsolidated real estate operating company, which is a VIE for which we are not the primary beneficiary. See additional discussion in Note 4 — “Investments in Unconsolidated Entities.” This investment was deemed a VIE primarily based on the fact that the equity investors at risk lacked the ability to make decisions that significantly impacted the economic performance of the entity. We have determined that we are not the primary beneficiary as we share the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to the fact that a unanimous approval of major decisions is required. As of December 31, 2024, our investment in this VIE is approximately $94,000, which is included in investments in unconsolidated entities on our consolidated balance sheets. Our maximum future exposure to loss as a result of our involvement with this VIE is estimated to be $2.7 million, which is the capital commitment obligation. We have not provided financial support to this VIE that we were not previously contractually required to provide. All future costs will be funded with capital contributions from us and Invesco U.S. Income Fund L.P., an affiliate of Invesco, in accordance with our respective ownership percentages.
Included in our investments as of December 31, 2024 is San Simeon Preferred Equity, which is a VIE for which we are not the primary beneficiary. See additional discussion in Note 4 — “Investments in Unconsolidated Entities.” The investment is structured as a preferred membership interest and our membership interest is structured to receive a fixed return. We do not participate in any economic upside or downside of San Simeon Preferred Equity. Further, because there is a mandatory redemption feature associated with our preferred membership interest, our future involvement with San Simeon Preferred Equity is limited. We have concluded that San Simeon Preferred Equity is a VIE primarily based on the fact that the at risk equity investors lack the power over the entity’s most significant activities. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact San Simeon Holding’s economic performance. As of December 31, 2024, our investment in this VIE was approximately $28.7 million, which is included in investments in unconsolidated entities on our consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk with respect to our investment is limited to our membership interest of $24.4 million.
Included in our investments as of December 31, 2024 is Retail GP Fund, which is a VIE for which we are not the primary beneficiary. See additional discussion in Note 4 — “Investments in Unconsolidated Entities.” Major decisions require unanimous approval between ITP LLC and the other 10% member of the Retail GP Fund, effectively rendering our voting rights to 50% for any major decisions that would most significantly impact Retail GP Fund’s economic performance. Thus, the voting rights of ITP LLC are not proportional to its obligations to absorb gains and losses while substantially all of the Retail GP Funds activities are conducted on behalf of ITP LLC. As such, we have concluded that the Retail GP Fund is a VIE. We have determined we are not the primary beneficiary as we share the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance due to the fact that a unanimous approval of major decisions is required. As of December 31, 2024, our investment in this VIE was $22.0 million, which is included in investments in unconsolidated entities on our consolidated balance sheets. We have not provided financial support to this VIE that we were not previously contractually required to provide. Our economic risk is limited to our contributions made in our investment of $22.2 million.
Consolidated Variable Interest Entities
Included within our consolidated financial statements as of December 31, 2024, is a consolidated entity that is a VIE for which we are the primary beneficiary. This entity was established to own and operate real estate property. Our involvement with this entity is through its majority ownership and management of the property. This entity was deemed a VIE primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as 1) we have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and 2) we have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE through our variable interests.
The majority of the operations of this VIE are funded with cash flows generated from the property. We have not provided financial support to any of these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entity and any operating cash shortfalls that the entity may experience.

Included within our consolidated financial statements as of December 31, 2024 and 2023 are two consolidated entities and one consolidated entity, respectively, that are VIEs that were established in connection with our DST Program. See additional information on the DST Program in Note 16 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between the VIEs and the Company. The entities were deemed to be VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as 1) the VIEs have limited ongoing significant activities, and we are responsible for the key decisions of the VIEs that were made at formation; we also have the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option, and 2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of the VIEs are funded with cash flows from the master leases between the VIEs and wholly-owned subsidiaries of the Operating Partnership. We have not provided any financial support to the VIEs other than the interests described in Note 16 — “DST Program.”
The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our consolidated balance sheets:

in thousands	December 31, 2024	December 31, 2023
Total number of consolidated VIEs	3	1

Restricted Assets:
Investments in real estate, net	$155,313	$26,873
Cash and cash equivalents	2,254	143
Intangible assets, net	7,025	2,107
Other assets	1,108	535
Total Restricted Assets	$165,700	$29,657

VIE Non-Recourse Liabilities
Accounts payable, accrued expenses, and other liabilities	$4,147	$189
Total VIE Non-Recourse Liabilities:	$4,147	$189
16.DST Program
In February 2023, we, through our Operating Partnership, initiated the DST Program to issue and sell up to a maximum aggregate offering amount of $3.0 billion of beneficial interests in specific DSTs holding the DST Properties. Under the DST Program, each DST Property may be sourced from our real estate properties or from third parties, will be held in a separate DST, and will be leased by a wholly-owned subsidiary of the Operating Partnership in accordance with a master lease agreement. Each master lease agreement is guaranteed by the Operating Partnership, which has a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for units of the Operating Partnership (“OP Units”) or cash, at our sole discretion. After a one-year holding period, investors who receive OP Units under the FMV Option generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of common stock, cash, or a combination of both.
The sale of beneficial interests in the DST are accounted for as sales of equity interest. For the years ended December 31, 2024 and 2023, we have raised $39.2 million and $7.3 million, respectively, related to the DST Program which is included in non-controlling interests on our consolidated balance sheets.
As of December 31, 2024, the following investments are included in our DST Program:

13034 Excelsior	5201 Industry
Bend Self-Storage Portfolio	Clarksville Self-Storage Portfolio
River Road Storage	South Loop Storage
University Parkway Storage

Under the master lease, we are responsible for subleasing the DST Properties to tenants and for covering all costs associated with operating the underlying DST Properties. The rental revenues and property operating expenses associated with the underlying property are included in the respective line items on our consolidated statements of operations. The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the relevant DST and could fluctuate over time.
17.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	December 31, 2024	December 31, 2023
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued reimbursable operating expenses(1)	4,898	4,062
Distributions payable	2,511	2,501
Accrued stockholder servicing fee	2,506	2,112
Accrued reimbursable organization and offering expenses(1)	1,403	819
Accrued management fee	375	309
Accrued affiliate service provider expenses	92	16
Total	$23,960	$21,994
(1)We reimburse the Adviser on a quarterly basis for all accrued operating expenses incurred subsequent to December 31, 2021 and accrued organization and offering expenses incurred subsequent to December 31, 2022. See the ‘Accrued Operating, Organization and Offering Expenses’ section below for further details.
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will not pay a management fee on the Class E shares issued in the Offering. Commencing on January 16, 2030, ten years after the commencement of the Class N Private Offering, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares per annum. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. For the years ended December 31, 2024, 2023 and 2022, we incurred management fees of $2.0 million, $1.7 million and $1.0 million, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, we issued 67,028, 53,181 and 22,932 Class E shares, respectively, to the Adviser as payment for the management fee. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the year ended December 31, 2024 and 2023, the Adviser submitted 44,627 and 14,101 Class E shares for repurchase by the Company, for a total repurchase amount of $1.3 million and $0.4 million, respectively. During the years ended December 31, 2022, the Adviser did not submit any Class E shares for repurchase by the Company.

The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. The performance participation interest is calculated and payable on an annual basis. For the year ended December 31, 2024 and 2023, the Special Limited Partner did not earn a performance participation interest. For the year ended December 31, 2022, we accrued $4.0 million for the Special Limited Partner's performance participation interest. In February 2023 we issued Class E units of our Operating Partnership of 122,065 to the Special Limited Partner as payment for the 2022 performance fee. Such units were issued at the NAV per unit as of December 31, 2022. During the years ended December 31, 2024 and 2023, the Special Limited Partner submitted 118,486 and 38,643 Class E units for repurchase by the Company, for a total repurchase amount of $3.5 million and $1.2 million, respectively. During the year ended December 31, 2022, the Special Limited Partner did not submit any Class E units for repurchase by the Company.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain reimbursable operational costs and bundled contracts to third-party vendors that directly relate to the ongoing management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, and IT support. The Adviser and its affiliates also facilitate the payment of reimbursable travel expenses incurred by the management team and support personnel on behalf of the Company. During the years ended December 31, 2024 and 2023 we incurred $1.0 million, respectively, for expenses incurred by the Adviser and during the year ended December 31, 2022, we incurred $1.1 million for expenses incurred by the Adviser.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. During the years ended December 31, 2024 and 2023, we paid the Dealer Manager $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the years ended December 31, 2024 and 2023, we incurred upfront selling commissions, upfront dealer manager and placement fees of $0.4 million and approximately $23,000, respectively. Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the years ended December 31, 2024 and 2023, the expense incurred for management and investor servicing fees was approximately $83,000 and less than $1,000, respectively.
For the first DST Offering, an affiliate of Invesco received an organizational and offering expense reimbursement of 0.5% of Interests sold. For the years ended December 31, 2024 and 2023, we incurred organizational and offering expense reimbursement fees of $0.1 million and approximately $37,000, respectively. For the second DST Offering, our Operating Partnership receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the year ended December 31, 2024, we recorded income from organizational and offering expense reimbursement of $0.1 million, recorded as a component of other revenue on our consolidated statement of operations. We did not record any income from organizational and offering expense reimbursement for the year ended December 31, 2023.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the years ended December 31, 2024 and 2023, we recorded income from closing cost reimbursements of $0.1 million and approximately $37,000, respectively, recorded as a component of other revenue on our consolidated statement of operations.
See additional information on the DST Program in Note 16 — “DST Program.”

Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of December 31, 2024 and 2023, excluding the Class E Shares issued for payment of the management fee held by the Adviser as described above.

	December 31, 2024
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,466,761	$426,204
Invesco Global Property Plus Fund	—	—	—	790,720	834,415	—	46,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	125,600	—	3,479
	351,856	351,856	351,856	1,102,003	960,015	14,466,761	$515,199

	December 31, 2023
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	13,783,203	$406,504
Invesco Global Property Plus Fund	—	—	—	1,582,753	834,415	—	68,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	115,033	—	3,174
	351,856	351,856	351,856	1,894,036	949,448	13,783,203	$517,194
(1)Members of our board of directors and employees of our Adviser are made up of officers of the Company or employees who serve on the Company’s steering committee.
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of December 31, 2024 and 2023, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of December 31, 2024 and 2023, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
Accrued Reimbursable Operating, Organization and Offering Expenses
In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of December 31, 2024 and 2023, we have $4.9 million and $4.1 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of December 31, 2024 and 2023, we have $1.4 million and $0.8 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2024 did not exceed the charter-imposed limitation.
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
During the years ended December 31, 2024 and 2023, we incurred $0.2 million of expenses, respectively, due to Pine Tree for services in connection with the property management of Cortlandt Crossing. The property was acquired in February 2022, thus no property management fees were paid to Pine Tree in 2021. All property management fees paid to Pine Tree are included in rental property operating expenses on our consolidated statements of operations.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an 85% interest in the Sunbelt Medical Office Portfolio. We and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture.
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufactured housing through Homestead Communities, LLC. Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.
See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”

We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco and a majority owned subsidiary of IGP+. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
Investment in Affiliated Fund
As of December 31, 2024, we have an investment of $21.3 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.

Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the year ended December 31, 2024, we incurred $0.5 million for our wholly owned properties and $0.1 million for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our consolidated statement of operations. We did not incur any expenses related to the captive insurance program for the year ended December 31, 2023.
Other
As of December 31, 2024, we have a commitment of $65.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. As of December 31, 2023, we had a commitment of $30.0 million and on October 11, 2024 an incremental commitment was made by Invesco Realty, Inc. to provide up to $35.0 million of additional capital to the Company under the Revolving Credit Facility pursuant to and in accordance with the terms of an incremental credit support subscription agreement. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of December 31, 2024, we have not called any of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 11 — “Redeemable Equity Instruments.”
18.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2024, we have no material off-balance sheet commitments and contingencies.
As of December 31, 2024, we were not subject to any material litigation or aware of any pending or threatened material litigation.
20.Tenant Leases
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

The following table details the components of our operating lease income:

	For the Year Ended December 31,
in thousands	2024	2023	2022
Fixed lease payments	$52,865	$55,018	$47,679
Variable lease payments	6,438	7,356	6,181
Rental revenue	$59,303	$62,374	$53,860
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands
Year	Future Minimum Rents(1)
2025	$13,407
2026	13,432
2027	12,803
2028	12,009
2029	9,172
Thereafter	42,154
Total	$102,977
(1)Includes leases for our industrial, office and retail properties which typically have long-term leases over multiple years. All other properties issue short term-leases which have no contractual obligations for future years.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.
21.Segment Reporting
As of December 31, 2024, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt and real estate-related securities. Real estate debt includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. As of December 31, 2024, we added real estate-related securities as a separate reportable segment due to portfolio growth in the current year. The prior period segment results herein have been recast to reflect this change and present the results on a comparable basis.
Our chief operating decision maker (“CODM”) for each segment is a group comprised of the Company’s Chief Executive Officer, President and Chief Financial Officer. The CODM is responsible for making investments in properties, real estate ventures and real-estate related securities and reviews the financial reports for each real estate sector and investment on a regular basis. The financial reports for each segment and investment are reviewed based on net operating income, a cash flow measure of operating performance that includes real estate revenue, income from commercial loans, rental property operating expenses, the net of revenues and rental property operating expenses of unconsolidated entities excluding depreciation and amortization, income from our investment in an affiliated fund and income from our real estate-related securities on a regular basis. Therefore, net operating income is the key performance metric that is used to make investment decisions and captures the unique operating characteristics of each segment.
The segment expenses regularly provided to the CODM that are used to manage our real estate segment operations are rental property operating expenses. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.

The following table summarizes our total assets by segment:

in thousands	December 31, 2024	December 31, 2023
Healthcare	$64,292	$72,234
Office	29,270	30,612
Industrial	216,473	141,081
Self-Storage	71,242	100,181
Multifamily	193,547	161,303
Student Housing	151,382	229,225
Grocery-Anchored Retail	62,843	64,733
Real Estate Debt	63,161	90,019
Real Estate-Related Securities	56,472	28,030
Corporate and Other	74,397	55,346
Total assets	$983,079	$972,764

The following table summarizes our financial results by segment for the year ended December 31, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,990	$9,844	$8,456	$12,145	$20,283	$5,585	$—	$—	$—	$59,303
Income (loss) from commercial loans	—	—	—	—	—	—	—	3,701	—	—	3,701
Other revenue	—	—	354	876	274	1,356	2	—	—	228	3,090
Total revenues	—	2,990	10,198	9,332	12,419	21,639	5,587	3,701	—	228	66,094

Expenses:
Rental property operating	—	587	3,650	4,274	5,095	9,646	1,874	—	—	435	25,561
Total expenses	—	587	3,650	4,274	5,095	9,646	1,874	—	—	435	25,561
Income (loss) from unconsolidated entities, net	3,741	—	—	—	—	—	—	3,233	—	5,239	12,213
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	1,498	—	—	1,498
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	3,688	—	3,688
Segment net operating income (loss)	$3,741	$2,403	$6,548	$5,058	$7,324	$11,993	$3,713	$8,432	$3,688	$5,032	$57,932

Depreciation and amortization	$(6,497)	$(1,367)	$(5,737)	$(2,559)	$(5,840)	$(6,962)	$(2,085)	$—	$—	$(3,240)	$(34,287)

General and administrative											(7,714)
Gain (loss) on derivative instruments, net											2,001
Unrealized gain (loss) on commercial loans											170
Gain (loss) from disposition of investments in real estate											33,628
Debt extinguishment charges											(193)
Interest income											1,761
Interest expense											(24,171)
Management fee - related party											(2,013)
Other income (expense)											(370)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$26,744
Dividends to preferred stockholders											$(4)
Issuance and redemption costs of redeemed preferred stock											(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											531
Net (income) loss attributable to non-controlling interest in INREIT OP											(21)
Net income (loss) attributable to common stockholders											$27,226

The following table reconciles our segment income from unconsolidated entities to income (loss) from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2024:

in thousands
Segment income (loss) from unconsolidated entities	$12,213
Depreciation and amortization attributable to unconsolidated entities	(9,737)
Income (loss) from unconsolidated entities, net	$2,476
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2024:

in thousands
Segment depreciation and amortization	$(34,287)
Depreciation and amortization attributable to unconsolidated entities	9,737
Depreciation and amortization	$(24,550)

The following table summarizes our financial results by segment for the year ended December 31, 2023:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,916	$10,737	$8,345	$15,719	$18,930	$5,727	$—	$—	$—	$62,374
Income (loss) from commercial loans	—	—	—	—	—	—	—	4,439	—	—	4,439
Other revenue	—	—	347	932	616	1,261	—	—	—	37	3,193
Total revenues	—	2,916	11,084	9,277	16,335	20,191	5,727	4,439	—	37	70,006

Expenses:
Rental property operating	—	541	4,974	4,142	5,823	7,997	1,852	—	—	322	25,651
Total expenses	—	541	4,974	4,142	5,823	7,997	1,852	—	—	322	25,651
Income (loss) from unconsolidated entities, net	4,010	—	—	—	—	—	—	3,028	—	4,465	11,503
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	493	—	—	493
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	1,027	—	1,027
Segment net operating income (loss)	$4,010	$2,375	$6,110	$5,135	$10,512	$12,194	$3,875	$7,960	$1,027	$4,180	$57,378

Depreciation and amortization	$(7,175)	$(1,665)	$(5,555)	$(3,789)	$(5,909)	$(6,570)	$(1,997)	$—	$—	$(2,426)	$(35,086)

General and administrative											(4,836)
Gain (loss) on derivative instruments, net											1,662
Unrealized gain (loss) on commercial loans											(181)
Impairment loss on investments in real estate											(7,924)
Gain (loss) from disposition of investments in real estate											54
Debt extinguishment charges											(632)
Interest income											111
Interest expense											(27,265)
Management fee - related party											(1,720)
Other income (expense)											(346)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(18,785)
Dividends to preferred stockholders											$(8)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											1,673
Net (income) loss attributable to non-controlling interest in INREIT OP											82
Net income (loss) attributable to common stockholders											$(17,038)

The following table reconciles our segment income from unconsolidated entities to income (loss) from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2023:

in thousands
Segment income (loss) from unconsolidated entities	$11,503
Depreciation and amortization attributable to unconsolidated entities	(9,595)
Income (loss) from unconsolidated entities, net	$1,908
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2023:

in thousands
Segment depreciation and amortization	$(35,086)
Depreciation and amortization attributable to unconsolidated entities	9,595
Depreciation and amortization	$(25,491)

The following table summarizes our financial results by segment for the year ended December 31, 2022:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,883	$10,072	$6,509	$12,425	$17,385	$4,586	$—	$—	$—	$53,860
Income (loss) from commercial loans	—	—	—	—	—	—	—	1,399	—	—	1,399
Other revenue	—	—	362	771	592	1,127	2	—	—	—	2,854
Total revenues	—	2,883	10,434	7,280	13,017	18,512	4,588	1,399	—	—	58,113

Expenses:
Rental property operating		493	3,638	2,963	4,412	7,823	1,513	—	—	210	21,052
Total expenses	—	493	3,638	2,963	4,412	7,823	1,513	—	—	210	21,052
Income (loss) from unconsolidated entities, net	12,759	—	—	—	—	—	—	2,603	—	2,748	18,110
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	(31)	—	—	(31)
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	(2,127)	—	(2,127)
Segment net operating income (loss)	$12,759	$2,390	$6,796	$4,317	$8,605	$10,689	$3,075	$3,971	$(2,127)	$2,538	$53,013

Depreciation and amortization	$(8,168)	$(1,691)	$(5,018)	$(9,791)	$(9,138)	$(13,635)	$(1,731)	$—	$—	$(1,586)	$(50,758)

General and administrative											(5,695)
Gain (loss) on derivative instruments, net											6,679
Interest expense											(16,041)
Management fee - related party											(1,026)
Performance participation interest - related party											(3,977)
Other income (expense)											(94)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(17,899)
Dividends to preferred stockholders											$(8)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											1,437
Net (income) loss attributable to non-controlling interest in INREIT OP											502
Net income (loss) attributable to common stockholders											$(15,968)

The following table reconciles our segment income from unconsolidated entities to income (loss) from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2022:

in thousands
Segment income (loss) from unconsolidated entities	$18,110
Depreciation and amortization attributable to unconsolidated entities	(9,743)
Income (loss) from unconsolidated entities, net	$8,367
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2022:

in thousands
Segment depreciation and amortization	$(50,758)
Depreciation and amortization attributable to unconsolidated entities	9,743
Depreciation and amortization	$(41,015)

22.Subsequent Events
Sale of Membership Interest
Subsequent to December 31, 2024, we sold a 40% indirect leasehold interest in a student housing property, The Carmin, to an unaffiliated third party for $138.5 million, exclusive of closing costs. In connection with this transaction, we refinanced our existing mortgage note secured by this property with a principal balance of $65.5 million. Proceeds from a new secured mortgage note with a principal balance of $84.0 million were partially used to repay the existing mortgage.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024

in thousands						Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Property Name	Property Location	Property Type	Year Acquired	Year Built	Encumbrances	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives(2)
Willows Commerce 9805	Redmond, WA	Office	2020	1998	$—	$8,660	$18,109	$—	$3,531	$8,660	$21,639	$30,299	$(3,782)	(2)
13034 Excelsior	Norwalk, CA	Industrial	2020	1984	—	3,865	13,036	—	757	3,865	13,793	17,658	(1,572)	(2)
5201 Industry	Pico Rivera, CA	Industrial	2020	1990	—	2,115	9,180	—	—	2,115	9,180	11,295	(985)	(2)
Midwest Industrial Portfolio	IL, OH, MO	Industrial	2021/ 2022	1995/ 1998/ 2000/ 2021	70,000	18,974	86,688	—	386	18,974	87,074	106,048	(8,184)	(2)
River Road Storage	Salem, OR	Self-Storage	2021	2006	—	3,292	10,628	19	100	3,311	10,728	14,039	(1,117)	(2)
South Loop Storage	Houston, TX	Self-Storage	2021	2002	—	1,881	7,776	16	62	1,897	7,838	9,735	(722)	(2)
The Carmin	Tempe, AZ	Student Housing	2021	2017	65,500	18,406	135,886	170	2,954	18,576	138,840	157,416	(11,026)	(2)
University Parkway Storage	Winston-Salem, NC	Self-Storage	2022	2008	—	2,267	8,718	92	53	2,359	8,771	11,130	(677)	(2)
Bend Self-Storage Portfolio	Bend, OR	Self-Storage	2022	2018	—	3,350	13,189	13	17	3,363	13,206	16,569	(948)	(2)
Clarksville Self-Storage Portfolio	Clarksville, TN	Self-Storage	2022	2002	—	4,660	17,259	347	85	5,007	17,344	22,351	(1,465)	(2)
Everly Roseland	Roseland, NJ	Multifamily	2022	1980	111,441	53,200	102,347	—	7,511	53,200	109,858	163,058	(11,386)	(2)
Cortlandt Crossing	Mohegan Lake, NY	Grocery-Anchored Retail	2022	2018	39,660	20,383	36,578	—	882	20,383	37,460	57,843	(3,853)	(2)
International Business 4535	Charlotte, NC	Industrial	2024	1998	—	1,865	7,427	—	—	1,865	7,427	9,292	(90)	(2)
Elan at Bluffview	Dallas, TX	Multifamily	2024	2008	—	5,693	28,883	—	—	5,693	28,883	34,576	(124)	(2)
NJ Exit 5 Industrial Portfolio	Lumberton, New Jersey	Industrial	2024	1998	—	16,585	43,284	—	—	16,585	43,284	59,869	(60)	(2)
Portfolio Total					$286,601	$165,196	$538,988	$657	$16,338	$165,853	$555,325	$721,178	$(45,991)
(1)As of December 31, 2024, the aggregate cost basis for tax purposes was $681.0 million.
(2)Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.
The total included on Schedule III does not include furniture, fixtures and equipment totaling $9.1 million. Accumulated depreciation does not include $3.6 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022:

in thousands	December 31, 2024	December 31, 2023	December 31, 2022
Real Estate:
Balance at the beginning of year	$712,369	$770,565	$429,814
Additions during the year:
Land and land improvements	27,603	444	94,063
Building and improvements	82,907	8,458	246,688
Dispositions during the year:
Land and land improvements	(10,163)	(8,381)	—
Building and improvements	(91,538)	(51,139)	—
Impairment of investments in real estate	—	(7,578)	—
Balance at the end of the year	$721,178	$712,369	$770,565

Accumulated Depreciation:
Balance at the beginning of year	$(34,869)	$(20,860)	$(3,908)
Accumulated depreciation	(19,066)	(18,897)	(16,952)
Dispositions	7,944	4,888	—
Balance at the end of the year	$(45,991)	$(34,869)	$(20,860)