Form 10-Q
period 2025-03-31
Invesco Real Estate Income Trust Inc.
filed 2025-05-12
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of May 12, 2025, the issuer had the following shares outstanding: 634,028 shares of Class T common stock, 791,065 shares of Class S common stock, 879,648 shares of Class D common stock, 4,555,531 shares of Class I common stock, 1,249,478 shares of Class E common stock and 14,773,615 shares of Class N common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	March 31, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$675,880	$680,596
Investments in unconsolidated entities	120,929	124,473
Investment in commercial loan, at fair value	12,168	12,996
Investments in real estate-related securities, at fair value	57,253	56,472
Investment in affiliated fund, at fair value	20,481	21,342
Intangible assets, net	22,952	24,943
Cash and cash equivalents	140,800	48,176
Restricted cash	5,470	4,883
Other assets	15,726	9,198
Total assets(1)	$1,071,659	$983,079

LIABILITIES
Mortgages payable, net	$303,375	$285,266
Financing obligation, net	53,989	53,991
Due to affiliates	22,977	23,960
Accounts payable, accrued expenses and other liabilities	19,790	16,058
Total liabilities(2)	400,131	379,275

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	430,275	425,178
Redeemable non-controlling interest in INREIT OP	1,149	2,018

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	6	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	8	7
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	9	9
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	45	47
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	12	12
Additional paid-in capital	242,799	229,983
Accumulated deficit and cumulative distributions	(139,502)	(127,796)
Total stockholders' equity	103,377	102,268
Non-controlling interests in consolidated joint ventures	136,727	74,340
Total equity	240,104	176,608
Total liabilities, redeemable equity instruments and equity	$1,071,659	$983,079
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2025 and December 31, 2024 of $314.6 million and $165.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated VIEs at March 31, 2025 and December 31, 2024 of $142.8 million and $4.1 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
in thousands except share amounts	2025	2024
Revenues
Rental revenue	$14,918	$14,494
Income from commercial loans	395	1,130
Other revenue	1,270	740
Total revenues	16,583	16,364
Expenses
Rental property operating	5,706	6,639
General and administrative	2,104	998
Management fee - related party	605	465
Depreciation and amortization	7,056	6,024
Total expenses	15,471	14,126
Other income (expense), net
Income (loss) from unconsolidated entities, net	73	1,002
Gain (loss) on real estate-related securities, net	553	1,018
Income (loss) from investment in affiliated fund, net	473	651
Gain (loss) on derivative instruments, net	(545)	1,723
Unrealized gain (loss) on commercial loans	(66)	54
Debt extinguishment charges	(34)	—
Interest income	730	298
Interest expense	(4,560)	(5,959)
Other income (expense), net	(78)	(188)
Total other income (expense), net	(3,454)	(1,401)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(2,342)	$837
Dividends to preferred stockholders	$—	$(2)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	13	22
Net (income) loss attributable to non-controlling interest in INREIT OP	(18)	39
Net income (loss) attributable to common stockholders	$(2,347)	$896

Earnings (loss) Per Share:
Net income (loss) per share of common stock, basic and diluted	$(0.10)	$0.04
Weighted average shares of common stock
Basic	22,732,182	21,631,918
Diluted	22,732,182	21,631,467
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2024	$—	$6	$7	$9	$47	$12	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	1	—	—	4,631	—	4,633	—	4,633	—	—
Distribution reinvestment	—	—	—	—	—	—	—	575	—	575	—	575	5,097	—
Common stock repurchased	—	—	—	—	(3)	—	—	(9,502)	—	(9,505)	—	(9,505)	—	(865)
Share-based compensation	—	—	—	—	—	—	—	62	—	62	—	62	—	—
Net income (loss)	—	—	—	—	—	—	—	—	(2,347)	(2,347)	(13)	(2,360)	—	18
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	(9,359)	(9,359)	—	(9,359)	—	(22)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	63,827	63,827	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(1,427)	(1,427)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	17,050	—	17,050		17,050	—	—
Balance at March 31, 2025	$—	$6	$8	$9	$45	$12	$—	$242,799	$(139,502)	$103,377	$136,727	$240,104	$430,275	$1,149

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

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
in thousands	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,342)	$837
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Management fee - related party	605	465
(Income) loss from unconsolidated entities, net	(73)	(1,002)
Depreciation and amortization	7,056	6,024
Share-based compensation	62	19
Straight-line rents	(145)	(175)
Amortization of below-market lease intangibles	(490)	(99)
Amortization of above-market lease intangibles	44	43
Amortization of deferred financing costs	321	312
(Income) loss from investment in affiliated fund, net	(473)	(653)
Unrealized (gain) loss from real estate-related securities, net	332	(2,154)
Unrealized (gain) loss on commercial loans	66	(54)
(Gain) loss on derivative instruments, net	782	(332)
Distributions of earnings from investments in unconsolidated entities	1,373	672
Realized (gain) loss from real estate-related securities, net	34	1,618
Other items	76	97
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(372)	341
(Decrease) increase in due to affiliates	(1,051)	(649)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,237)	(3,744)
Net cash (used in) provided by operating activities	4,568	1,566
Cash flows from investing activities:
Investments in unconsolidated entities	(306)	(142)
Proceeds from unconsolidated entities	—	646
Distributions of capital from investments in unconsolidated entities	2,550	1,148
Redemption of investment in affiliated fund	789	547
Distribution from affiliated fund	500	653
Proceeds from repayment of commercial loan	762	—
Pre-acquisition deposits	—	(1,000)
Capital improvements to real estate	(357)	(1,302)
Purchase of real estate-related securities	(1,745)	(15,465)
Proceeds from sale of real estate-related securities	660	8,281
Net cash provided by (used in) investing activities	2,853	(6,634)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,163	15,030
Offering costs paid	(45)	(38)
Repurchase of common stock and OP units	(6,315)	(13,377)
Subscriptions received in advance	1,345	6,853
Borrowings from mortgages payable	84,000	—
Payments of mortgages payable	(65,500)	—
Debt extinguishment charges	34	—
Payment of financing obligation	(2)	(5)
Common stock and INREIT OP unit distributions	(3,711)	(3,697)
Cash received from sale of interest in consolidated joint ventures	9,421	—
Contributions from non-controlling interests	63,827	5,472
Distributions to non-controlling interests	(1,427)	(425)
Net cash provided by (used in) financing activities	85,790	9,813
Net change in cash and cash equivalents and restricted cash	93,211	4,745
Cash and cash equivalents and restricted cash, beginning of period	53,059	43,372
Cash and cash equivalents and restricted cash, end of period	$146,270	$48,117

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$140,800	$36,742
Restricted cash	5,470	11,375
Total cash and cash equivalents and restricted cash	$146,270	$48,117
Supplemental disclosures:
Interest paid	$4,235	$5,760
Income taxes paid	$16	$122
Non-cash investing and financing activities:
Note receivable from sale of consolidated joint ventures	$7,629	$—
Issuance of Class E shares for payment of management fees	$551	$465
Accrued capital expenditures	$6	$731
Accrued preferred dividends	$—	$2
Distributions payable	$3,142	$3,038
Distribution reinvestment	$5,672	$5,279
Accrued offering costs due to affiliates	$35	$670
Adjustment to carrying value of redeemable equity instruments	$—	$54
Accrued common stock repurchases	$4,055	$(5,148)
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
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated, and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Consolidation
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs in Note 16 — “Variable Interest Entities.”
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
For our DST Program, the non-controlling interest represents the proceeds from the syndicated percentages of the Offering. The non-controlling interest is presented as permanent equity in our condensed consolidated balance sheets because the fair market value purchase option to exchange interests for units of the Operating Partnership or cash is based on the occurrence of a conditional event. See additional information on our DST Program in Note 17 — “DST Program.” The beneficial owners’ allocation of the DST Program’s income or loss is reported as net income (loss) attributable to non-controlling interests in consolidated joint ventures on our condensed consolidated statements of operations.
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
Income Taxes
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”) which are subject to federal, state and local corporate income tax, as applicable. TRSs hold investments in assets, income streams, operating companies and associated expenses that produce non-qualifying items for purposes of REIT testing.
For each of the three months ended March 31, 2025 and 2024, we recorded a net tax expense of $0.1 million, located within other income (expense), net on our condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, we had a deferred tax asset of $0.1 million and $0.3 million, respectively, which was offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of March 31, 2025, our tax years 2021 through 2025 remain subject to examination by the United States tax authorities.
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
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	March 31, 2025	December 31, 2024
Building and improvements	$555,426	$555,325
Land and land improvements	165,870	165,853
Furniture, fixtures and equipment	9,300	9,056
Total	730,596	730,234
Accumulated depreciation	(54,716)	(49,638)
Investments in real estate, net	$675,880	$680,596
Sale of Interest in Consolidated Joint Ventures

On February 28, 2025, we sold a 40% indirect leasehold interest in a student housing property, The Carmin, in which we previously had a 98% ownership interest, to an unaffiliated third party for a sale price of $138.5 million. In connection with the sale, the existing joint venture of the property, of which we have a controlling financial interest, formed a new joint venture with the buyer. The transaction did not qualify as a sale of real estate for financial reporting purposes because we continue to control the joint venture and will continue to account for the entity on a consolidated basis in our condensed consolidated financial statements. We have accounted for the transaction as an equity transaction and have recognized non-controlling interest in our condensed consolidated balance sheets of $4.9 million. Total consideration of $22.0 million for the transaction includes $14.4 million paid in cash by the buyer at the date of the sale and a $7.6 million note receivable from the buyer due within six months from the date of sale. The difference of $17.1 million between the total consideration of $22.0 million and the non-controlling interest recognized of $4.9 million has been reflected as an increase to additional paid in capital on our condensed consolidated balance sheets. The $7.6 million note receivable is recorded in other assets on our condensed consolidated balance sheets.
Impairment
During the three months ended March 31, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.

4.Investments in Unconsolidated Entities
As of March 31, 2025, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of March 31, 2025 and December 31, 2024 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	March 31, 2025	December 31, 2024
Vida JV LLC(2)	42.5%	$63,552	$64,292
San Simeon Preferred Equity(3)	—%	29,168	28,693
PTCR Holdco, LLC(4)	—%	9,624	9,375
Retail GP Fund(5)	4.5% to 9.0%	18,497	22,019
Homestead Communities, LLC(6)	50.0%	88	94
Total		$120,929	$124,473
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of March 31, 2025, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of March 31, 2025, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year extension options that they have exercised as of March 31, 2025. Our mandatory redemption date of our preferred membership interest is December 15, 2025. As of March 31, 2025, the investment yields a preferred return rate of 7.50%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 9.0% in thirteen retail properties.
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
Our share of the unconsolidated entities’ income (loss) for the three months ended March 31, 2025 and 2024 were as follows:

		Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands		Three Months Ended March 31,
Entity	Ownership Percentage	2025	2024
Vida JV LLC	42.5%	$(570)	$(202)
San Simeon Preferred Equity	—%	814	773
PTCR Holdco, LLC	—%	249	268
Retail GP Fund	4.5% to 9.0%	(234)	238
Homestead Communities, LLC	50%	(186)	(75)
Total		$73	$1,002

The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	March 31, 2025			December 31, 2024
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$378,222	$(229,218)	$149,004	$376,408	$(225,791)	$150,617
San Simeon Preferred Equity	131,447	(75,917)	55,530	132,593	(77,450)	55,143
Retail GP Fund	925,356	(488,736)	436,620	938,113	(608,707)	329,406
Other	4,652	(5,193)	(541)	4,316	(3,832)	484
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,371	$(1,338)	$9,761	$(472)
San Simeon Preferred Equity	2,683	788	2,703	575
Retail GP Fund	17,235	(3,772)	9,671	47
Other	1,964	(1,054)	1,688	(1,079)
Total	$31,253	$(5,376)	$23,823	$(929)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three months ended March 31, 2025 and 2024.
5.Investment in Commercial Loan
The following table summarizes our investment in a commercial loan as of March 31, 2025 and December 31, 2024:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Maturity Date
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	$12,245	$13,007	$12,168	$12,996	2/9/2026
(1)Represents the interest rate as of March 31, 2025. The loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
During the three months ended March 31, 2025, the borrower of 5805 N Jackson Gap exercised its first option to extend the maturity date of the loan to February 9, 2026. In connection with the extension, the borrower repaid $0.8 million of the principal balance of the loan as required by the terms of the loan agreement.
We elected the fair value option for our commercial loan and, accordingly, there are no capitalized origination costs or fees associated with our loan.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	March 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$53,502	$(1,566)	$51,936	$32	$51,968	6.73%	2/1/2028
Common stock of REITs	N/A	N/A	5,543	(258)	5,285	5.05%	N/A
Total	$53,502	$(1,566)	$57,479	$(226)	$57,253

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	March 31, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,510	$(27,792)	$17,718
Leasing commissions	6,183	(2,314)	3,869
Above-market lease intangibles	1,951	(586)	1,365
Total intangible assets, net	$53,644	$(30,692)	$22,952

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,230	$(1,924)	$5,306
Total intangible liabilities, net	$7,230	$(1,924)	$5,306

	December 31, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,510	$(26,021)	$19,489
Leasing commissions	6,166	(2,121)	4,045
Above-market lease intangibles	1,951	(542)	1,409
Total intangible assets, net	$53,627	$(28,684)	$24,943

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,230	$(1,433)	$5,797
Total intangible liabilities, net	$7,230	$(1,433)	$5,797

The estimated future amortization of our intangibles for each of the next five years and thereafter as of March 31, 2025 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2025 (remainder)	$3,792	$548	$131	$(1,080)
2026	3,722	750	175	(1,564)
2027	3,240	644	175	(1,406)
2028	1,765	512	175	(499)
2029	1,337	371	164	(378)
2030	1,120	289	94	(336)
Thereafter	2,742	755	451	(43)
	$17,718	$3,869	$1,365	$(5,306)
8.Other Assets
The following table summarizes the components of other assets:

in thousands	March 31, 2025	December 31, 2024
Note receivable(2)	$7,629	$—
Deferred rent	3,814	3,669
Capitalized tax abatement, net(1)	1,155	1,196
Derivative instruments	999	1,733
Prepaid expenses	772	791
Receivables, net	520	1,052
Deposits	329	339
Other	508	418
Total	$15,726	$9,198
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2025, accumulated amortization of the capitalized tax abatement was $0.5 million.
(2)The note receivable is part of the total consideration from the unaffiliated third party buyer in the sale of the 40% indirect leasehold interest in The Carmin. It is due from the buyer within six months from the sale date, February 28, 2025. The buyer is not required to pay interest on the note receivable unless it is not paid back within six months. If the buyer does not pay timely, the loan shall bear interest at the lesser of 18%, or the highest rate permitted by the law, compounding monthly until paid. The interest payments will also apply retroactively from the date of the sale in lieu of the no interest period.

9.Derivative Instruments
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
The following table summarizes changes to the notional amount of our derivative instruments in for the quarter ended March 31, 2025:

in thousands	Notional Amount as of December 31, 2024	Additions	Termination or Expiration	Notional Amount as of March 31, 2025
Interest rate caps	$153,500	$—	$(118,500)	$35,000
Interest rate swap	52,500	84,000	—	136,500
Total	$206,000	$84,000	$(118,500)	$171,500
The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swap as of March 31, 2025 and December 31, 2024:

	March 31, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate caps	1	$35,000	$300	$15	4.20%	0.35
Interest rate swap	1	52,500	N/A	984	2.73%	2.08
Total Assets	2	$87,500	$300	$999
Liabilities(3)
Interest rate swap	1	$84,000	N/A	$258	3.85%	1.93
Total Liabilities	1	$84,000	$—	$258

	December 31, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate caps	3	$153,500	$2,108	$237	3.08%	0.22
Interest rate swap	1	52,500	N/A	1,496	2.73%	2.32
Total	4	$206,000	$2,108	$1,733
(1)The notional amount represents the amount of the mortgage note borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)Derivative Assets are included as a component of Other Assets on our condensed consolidated balance sheets.
(3)Derivative Liabilities are included as a component of Accounts Payable, Accrued Expenses and Other Liabilities on our condensed consolidated balance sheets.

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$17	$(272)	$(255)
Interest rate swap	—	220	(510)	(290)
Total	$—	$237	$(782)	$(545)

	Three Months Ended March 31, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$1,044	$(359)	$685
Interest rate swap	—	347	691	1,038
Total	$—	$1,391	$332	$1,723
10.Borrowings
Revolving Credit Facility
INREIT OP has a Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms are outlined below. The aggregate commitment is $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The maturity date is September 5, 2025.
Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio.
As of March 31, 2025 and December 31, 2024, the Company did not have an outstanding principal balance on its revolving credit facility. An unused commitment fee of 0.25% accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility. The weighted-average interest rates for the three months ended March 31, 2025 and 2024, were 6.12% and 7.11%, respectively. As of March 31, 2025, the borrowing capacity on the Revolving Credit Facility was $64.3 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance because the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of March 31, 2025, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(5)	Maximum Principal Amount	March 31, 2025	December 31, 2024
The Carmin	S + 1.75%(2)	3/5/2026	3/5/2032	$84,000	$84,000	$65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(3)	4/28/2027	4/28/2029	$113,500	111,441	111,441
Midwest Industrial Portfolio	4.44% and S + applicable margin(4)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					305,101	286,601
Deferred financing costs, net					(1,726)	(1,335)
Mortgage notes payable, net					$303,375	$285,266
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The weighted-average interest rate for the three months ended March 31, 2025 and 2024 was 6.15% and 7.09%, respectively.
(3)The weighted-average interest rate for the three months ended March 31, 2025 and 2024 was 6.14% and 6.79%, respectively,
(4)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three months ended March 31, 2025 and 2024 was 5.41% and 5.74%, respectively. Subsequent to March 31, 2025, we repaid the mortgage note secured by these properties in connection with our buyout of the joint venture partner for the Meridian Business 940, Capital Park 2919 and 3101 Agler properties. Refer to Note 22 — “Subsequent Events” for further details on the transaction.
(5)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
On February 28, 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property and refinanced the mortgage note secured by the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing of the mortgage note.
As of March 31, 2025, we were in compliance with all loan covenants in our mortgage note agreements.
Financing Obligation, Net
In connection with the sale and leaseback of The Carmin property, as of March 31, 2025, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of March 31, 2025:

in thousands
Year	Revolving Credit Facility	Mortgages Payable(1)	Financing Obligation	Total
2025 (remaining)	$—	$—	$7	$7
2026	—	—	12	12
2027	—	109,660	15	109,675
2028	—	—	18	18
2029	—	111,441	21	111,462
2030	—	—	25	25
Thereafter	—	84,000	36,245	120,245
Total	$—	$305,101	$36,343	$341,444
(1) Assumes all extension options are exercised for mortgage note agreements that may be extended at our option, subject to compliance with certain financial and administrative covenants.

11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	March 31, 2025	December 31, 2024
Common stock repurchases	$5,363	$1,308
Intangible liabilities, net	5,306	5,797
Prepaid rental income	1,325	1,153
Real estate taxes payable	1,922	3,066
Tenant security deposits	1,671	1,651
Subscriptions received in advance(1)	1,345	835
Accrued interest expense	1,338	1,300
Distributions payable	652	633
Accounts payable and accrued expenses	610	315
Derivative instruments	258	—
Total	$19,790	$16,058
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the three months ended March 31, 2025 and 2024:

Total
Balance at December 31, 2024	14,466,761
Distribution reinvestment	182,884
Balance at March 31, 2025	14,649,645

Balance at December 31, 2023	13,783,204
Distribution reinvestment	164,658
Balance at March 31, 2024	13,947,862
For the three months ended March 31, 2025 and 2024, we did not record any adjustments to the value of the Class N shares held by MassMutual.
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

Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph. We will not be required to repurchase (1) in any calendar year, more than $150.0 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month.
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
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three months ended March 31, 2025, we did not record an adjustment to redeemable non-controlling interest in INREIT OP or additional paid-in capital to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our March 31, 2025 NAV per Class E unit in INREIT OP. For the three months ended March 31, 2024, we recorded an increase to redeemable non-controlling interest in INREIT OP and a decrease to additional paid-in capital of approximately $54,000 to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our March 31, 2024 NAV per Class E unit in INREIT OP.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended March 31,
in thousands	2025	2024
Net income (loss) allocated	$18	$(39)
Distributions	$22	$71
Adjustment to carrying value	$—	$54
As of March 31, 2025 and December 31, 2024, distributions payable to the Special Limited Partner were approximately $6,000 and $10,000, respectively.

13.Equity
Preferred Stock
As of March 31, 2025 and December 31, 2024, we had zero shares of Series A Preferred Stock issued and outstanding, respectively. We have 100,000,000 shares of Series A Preferred Stock authorized with a par value of $0.01 per share.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	22,605,661
Issuance of common stock	1,910	55,399	7,134	90,685	20,327	—	175,455
Exchange of common stock	—	—	(8,680)	8,636	—	—	(44)
Common stock repurchased	(2,607)	(3,599)	(3,778)	(326,951)	(18,180)	—	(355,115)
Distribution reinvestment	2,206	3,967	4,203	8,300	2,672	182,884	204,232
Balance at March 31, 2025	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	22,630,189

	Three Months Ended March 31, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	21,280,804
Issuance of common stock	7,631	115,782	32,613	371,514	15,742	—	543,282
Common stock repurchased	(226)	—	(262)	(242,673)	(15,463)	—	(258,624)
Distribution reinvestment	1,985	1,615	3,677	5,690	2,506	164,658	180,131
Balance at March 31, 2024	622,795	645,665	868,626	4,467,271	1,193,374	13,947,862	21,745,593
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three months ended March 31, 2025 and 2024, we declared distributions of $9.4 million and $9.0 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. Additionally, as of March 31, 2025 and December 31, 2024, we accrued $0.7 million and $0.6 million, respectively, for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162
Stockholder servicing fee per share(1)	—	(0.0246)	(0.0296)	(0.0099)	—	—	—
Net distributions declared per share	$—	$0.3916	$0.3866	$0.4063	$0.4162	$0.4162	$0.4162

	Three Months Ended March 31, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock
Aggregate distributions declared per share	$—	$0.4182	$0.4182	$0.4182	$0.4182	$0.4182	$0.4182
Stockholder servicing fee per share(1)	—	(0.0259)	(0.0229)	(0.0104)	—	—	—
Net distributions declared per share	$—	$0.3923	$0.3953	$0.4078	$0.4182	$0.4182	$0.4182
(1)See Note 18 — “Related Party Transactions” for a discussion of our stockholder servicing fee.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan. For the three months ended March 31, 2025 and 2024, we repurchased 355,116 shares of common stock for $9.5 million and 250,163 shares of common stock for $7.1 million, respectively, and fulfilled all repurchase requests that were made.
14.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
in thousands, except per share amount	2025	2024
Net income (loss) available to common stockholders	$(2,347)	$896

Weighted average common shares outstanding	22,732,182	21,631,918
Effect of dilutive restricted stock awards	—	451
Diluted weighted average common shares outstanding	22,732,182	21,631,467
Earnings (loss) per share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04
15.Fair Value Measurements
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

Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our financial instruments measured at fair value on a recurring basis:

	March 31, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$5,285	$51,968	$—	$—	$57,253
Investment in commercial loan	—	—	12,168	—	12,168
Investment in affiliated fund	—	—	—	20,481	20,481
Interest rate caps	—	15	—	—	15
Interest rate swap	—	984	—	—	984
Total Assets	$5,285	$52,967	$12,168	$20,481	$90,901
Liabilities:
Interest rate swap	$—	$258	$—	$—	$258
Total Liabilities	$—	$258	$—	$—	$258

	December 31, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$5,600	$50,872	$—	$—	$56,472
Investment in commercial loan	—	—	12,996	—	12,996
Investment in affiliated fund	—	—	—	21,342	21,342
Interest rate caps	—	237	—	—	237
Interest rate swap	—	1,496	—	—	1,496
Total Assets	$5,600	$52,605	$12,996	$21,342	$92,543
The following table details our investment in commercial loan measured at fair value on a recurring basis using Level 3 inputs:

in thousands	Investment in Commercial Loan
Balance as of December 31, 2024	$12,996
Unrealized gain (loss)	(66)
Loan repayment	(762)
Balance as of March 31, 2025	$12,168
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investment in commercial loan as of March 31, 2025.

				Weighted Average Rate
Type	Asset Class	Valuation Technique	Unobservable Input	March 31, 2025	December 31, 2024
Commercial loan	Industrial	Discounted cash flow	Discount rate	8.75%	8.75%

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

	March 31, 2025		December 31, 2024
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$305,101	$302,684	$286,601	$283,937
Total	$305,101	$302,684	$286,601	$283,937

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
During the three months ended March 31, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.
16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024 are two consolidated entities and one consolidated entity, respectively, that are VIEs for which we are the primary beneficiary. These entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
Included within our condensed consolidated financial statements as of March 31, 2025 and December 31, 2024 are two consolidated entities that are VIEs that were established in connection with our DST Program. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between the VIEs and the Company. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and the Company is responsible for the key decisions of the VIEs that were made at formation and has the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
The majority of the operations of the VIE are funded with cash flows from the master lease between the VIE and a wholly-owned subsidiary of the Operating Partnership. We have not provided any financial support to the VIE other than the interests described in Note 17 — “DST Program.”

The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our condensed consolidated balance sheets:

in thousands	March 31, 2025	December 31, 2024
Total number of consolidated VIEs	4	3

Restricted Assets:
Investments in real estate, net	$303,190	$155,313
Cash and cash equivalents	3,688	2,254
Intangible assets, net	6,661	7,025
Other assets	1,065	1,108
Total Restricted Assets	$314,604	$165,700

VIE Non-Recourse Liabilities:
Mortgages payable, net	$83,458	$—
Financing obligation, net	53,989	—
Accounts payable, accrued expenses, and other liabilities	5,397	4,147
Total VIE Non-Recourse Liabilities:	$142,844	$4,147
Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our condensed consolidated balance sheets as of March 31, 2025:

in thousands	March 31, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$29,168	$24,400	—%
Retail GP Fund	18,497	21,559	4.5% to 9.0%
Homestead	88	2,700	50.0%
Total Unconsolidated Variable Interest Entities	$47,753	$48,659
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
We have concluded that these investments are VIEs primarily because the equity investors at risk lack the ability to make decisions that significantly impact the economic performance of the entities. We have determined that we are not the primary beneficiary because we either do not have the power or share the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. We have not provided financial support to the VIEs that we were not previously contractually required to provide.

17.DST Program

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

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of March 31, 2025 and December 31, 2024, we have raised $105.3 million and $46.5 million, respectively, related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of March 31, 2025, the following investments are included in our DST Program:

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
18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	March 31, 2025	December 31, 2024
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Distributions payable	2,490	2,511
Accrued reimbursable operating expenses(1)	3,028	4,898
Accrued reimbursable organization and offering expenses(1)	2,272	1,403
Accrued stockholder servicing fee	2,585	2,506
Accrued management fee	427	375
Accrued affiliate service provider expenses	—	92
Total	$22,977	$23,960
(1)We reimburse the Adviser on a quarterly basis for all accrued operating expenses incurred subsequent to December 31, 2021 and accrued organization and offering expenses incurred subsequent to December 31, 2022. Please refer to the ‘Accrued Reimbursable Operating, Organizational and Offering Expenses’ section below for further details.
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares and Class I shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class S, Class D and Class I units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, is excluded for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three months ended March 31, 2025 and 2024, we incurred management fees of $0.6 million and $0.5 million, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, we accrued $0.4 million of management fees. During the three months ended March 31, 2025 and 2024, we issued 19,446 and 15,574 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2025 and 2024, the Adviser submitted 13,853 and 8,461 Class E shares for repurchase by the Company, for a total repurchase amount of $0.4 million and $0.3 million, respectively.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. For the three months ended March 31, 2025 and 2024, the Special Limited Partner did not earn a performance participation interest. During the three months ended March 31, 2025 and 2024, the Special Limited Partner submitted 30,516 and 28,982 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million and $0.9 million, respectively.
Reimbursement of Expenses Incurred by Adviser
During the three months ended March 31, 2025 and 2024, we incurred $0.4 million and $0.3 million, respectively, for expenses incurred by the Adviser on our behalf.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Primary Offering. As of March 31, 2025 and December 31, 2024, we have paid $0.1 million and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the three months ended March 31, 2025 and 2024, we incurred upfront selling commissions, upfront dealer manager and placement fees of $0.7 million and approximately $32,000, respectively. Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the three months ended March 31, 2025 and 2024, the expense incurred for management and investor servicing fees was $0.1 million and approximately $10,000, respectively.
For the first DST Offering, an affiliate of Invesco received an organizational and offering expense reimbursement of 0.5% of Interests sold. We did not incur any organizational and offering expense reimbursement fees for the three months ended March 31, 2025. For the three months ended March 31, 2024, we incurred organizational and offering expense reimbursement fees of approximately $28,000. For the second DST Offering, our Operating Partnership receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the three months ended March 31, 2025, we recorded income from organizational and offering expense reimbursement of $0.3 million, recorded as a component of other revenue on our condensed consolidated statement of operations. We did not record any income from organizational and offering expense reimbursement for the three months ended March 31, 2024.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the three months ended March 31, 2025 and 2024, we recorded income from closing cost reimbursements of $0.3 million and approximately $28,000, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations.
See additional information on the DST Program in Note 17 — “DST Program.”
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of March 31, 2025 and 2024, excluding the Class E Shares issued for payment of the management fee held by the Adviser as described above.

	March 31, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,649,645	$431,302
Invesco Global Property Plus Fund	—	—	—	490,928	834,416	—	38,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	126,091	—	3,493
	351,856	351,856	351,856	802,211	960,507	14,649,645	$512,311

	December 31, 2024
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,466,761	$426,204
Invesco Global Property Plus Fund	—	—	—	790,720	834,415	—	46,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	125,600	—	3,479
	351,856	351,856	351,856	1,102,003	960,015	14,466,761	$515,199
(1)Members of our board of directors and employees of our Adviser are made up of officers of the Company or employees who serve on the Company’s steering committee.
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of March 31, 2025 and December 31, 2024, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of March 31, 2025 and December 31, 2024, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Accrued Reimbursable Operating, Organizational and Offering Expenses

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of March 31, 2025 and December 31, 2024, we have $3.0 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organizational and offering expenses incurred subsequent to December 31, 2022. As of March 31, 2025 and December 31, 2024, we have $2.3 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2025 did not exceed the charter-imposed limitation.

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
During the three months ended March 31, 2025 and 2024, we incurred approximately $40,000 and $42,000 of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
Investment in Affiliated Fund
As of March 31, 2025, we have an investment of $20.5 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the three months ended March 31, 2025, we incurred $0.1 million for our wholly owned properties and approximately $29,000 for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statement of operations. We did not incur any costs related to the captive insurance program for the three months ended March 31, 2024.

Other
As of March 31, 2025, we have an outstanding commitment of $65.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of March 31, 2025, we have not called any of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in “ Note 12 — “Redeemable Equity Instruments.”
19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2025, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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
The following table details the components of operating lease income:

	Three Months Ended March 31,
in thousands	2025	2024
Fixed lease payments	$12,538	$12,891
Variable lease payments	2,380	1,603
Rental revenue	$14,918	$14,494
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents(1)
2025 (remainder)	$11,903
2026	15,359
2027	13,406
2028	12,448
2029	9,607
2030	7,461
Thereafter	34,917
Total	$105,101
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

21.Segment Reporting
As of March 31, 2025, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt, and real estate-related securities. Real estate debt includes an originated commercial loan, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually.
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
The following table summarizes our total assets by segment:

in thousands	March 31, 2025	December 31, 2024
Healthcare	$63,552	$64,292
Office	29,109	29,270
Industrial	213,576	216,473
Self-Storage	71,121	71,242
Multifamily	190,640	193,547
Student Housing	158,515	151,382
Grocery-Anchored Retail	62,606	62,843
Real Estate Debt	62,239	63,161
Real Estate-Related Securities	60,446	56,472
Corporate and Other	159,855	74,397
Total assets	$1,071,659	$983,079

The following table summarizes our financial results by segment for the three months ended March 31, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$731	$4,088	$1,574	$3,926	$3,191	$1,408	$—	$—	$—	$14,918
Income from commercial loans	—	—	—	—	—	—	—	395	—	—	395
Other revenue	—	—	87	151	109	257	1	—	—	665	1,270
Total revenues	—	731	4,175	1,725	4,035	3,448	1,409	395	—	665	16,583

Expenses:
Rental property operating	—	158	1,025	709	1,833	1,475	470	—	—	36	5,706
Total expenses	—	158	1,025	709	1,833	1,475	470	—	—	36	5,706
Income (loss) from unconsolidated entities, net	954	—	—	—	—	—	—	814	—	720	2,488
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	473	—	—	473
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	553	—	553
Segment net operating income (loss)	$954	$573	$3,150	$1,016	$2,202	$1,973	$939	$1,682	$553	$1,349	$14,391

Depreciation and amortization	$(1,527)	$(342)	$(2,518)	$(456)	$(2,763)	$(911)	$(522)	$—	$—	$(432)	$(9,471)

General and administrative											(2,104)
Gain (loss) on derivative instruments, net											(545)
Unrealized gain (loss) on commercial loans											(66)
Debt extinguishment charges											(34)
Interest income											730
Interest expense											(4,560)
Management fee - related party											(605)
Other income (expense)											(78)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(2,342)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											13
Net (income) loss attributable to non-controlling interest in INREIT OP											(18)
Net income (loss) attributable to common stockholders											$(2,347)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$2,488
Depreciation and amortization attributable to unconsolidated entities	(2,415)
Income (loss) from unconsolidated entities, net	$73
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2025:

in thousands
Segment depreciation and amortization	$(9,471)
Depreciation and amortization attributable to unconsolidated entities	2,415
Depreciation and amortization	$(7,056)

The following table summarizes our financial results by segment for the three months ended March 31, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$741	$2,465	$2,081	$2,855	$5,013	$1,339	$—	$—	$—	$14,494
Income from commercial loans	—	—	—	—	—	—	—	1,130	—	—	1,130
Other revenue	—	—	117	221	56	317	1	—	—	28	740
Total revenues	—	741	2,582	2,302	2,911	5,330	1,340	1,130	—	28	16,364

Expenses:
Rental property operating	—	136	694	2,099	1,083	2,096	476	—	—	55	6,639
Total expenses	—	136	694	2,099	1,083	2,096	476	—	—	55	6,639
Income (loss) from unconsolidated entities, net	1,476	—	—	—	—	—	—	775	—	991	3,242
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	651	—	—	651
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	1,018	—	1,018
Segment net operating income (loss)	$1,476	$605	$1,888	$203	$1,828	$3,234	$864	$2,556	$1,018	$964	$14,636

Depreciation and amortization	$(1,678)	$(416)	$(1,376)	$(637)	$(1,346)	$(1,749)	$(500)	$—	$—	$(562)	$(8,264)

General and administrative											(998)
Gain (loss) on derivative instruments, net											1,723
Unrealized gain (loss) on commercial loans											54
Interest income											298
Interest expense											(5,959)
Management fee - related party											(465)
Other income (expense)											(188)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$837
Dividends to preferred stockholders											(2)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											22
Net (income) loss attributable to non-controlling interest in INREIT OP											39
Net income (loss) attributable to common stockholders											$896

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2024:

in thousands
Segment income (loss) from unconsolidated entities	$3,242
Depreciation and amortization attributable to unconsolidated entities	(2,240)
Income (loss) from unconsolidated entities, net	$1,002
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2024:

in thousands
Segment depreciation and amortization	$(8,264)
Depreciation and amortization attributable to unconsolidated entities	2,240
Depreciation and amortization	$(6,024)

22.Subsequent Events
Buyout of Ownership Interest

On April 24, 2025, we completed a buyout of the joint venture partner for the Meridian Business 940, Capital Park 2919 and 3101 Agler properties that were previously included as part of the Midwest Industrial Portfolio. Our ownership interest in these properties after the buyout is 100%. In connection with the buyout, we repaid the mortgage notes secured by the properties within the Midwest Industrial Portfolio prior to the buyout that had a principal balance of $70.0 million.

DST Program

On May 7, 2025, we commenced our third DST Offering under our DST Program. The DST Properties for the third DST Offering are comprised of the three industrial properties aforementioned above. As of May 12, 2025, we have not raised any proceeds from the third DST Offering.

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
Forward Looking Statements
This Quarterly Report may include statements that constitute “forward-looking statements” within the meaning of the United States securities laws and the Private Securities Litigation Reform Act of 1995, and such statements are intended to be covered by the safe harbor provided by the same. These forward-looking statements may include statements about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, distributions, repurchases, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “project,” “forecast” or similar expressions and future or conditional verbs such as “will,” “may,” “could,” “should,” and “would,” and any other statement that necessarily depends on future events, we intend to identify forward-looking statements.
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

As of March 31, 2025, we own or have invested in 58 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of March 31, 2025, we also own real estate-related securities, have an investment in a commercial loan and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis.
As of May 12, 2025, we have received aggregate gross proceeds of $225.5 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively) (collectively, the “Private Offerings”). As of May 12, 2025, we have received gross proceeds of $597.2 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares and $0.4 million of Class E shares, funded by proceeds from both the Offering and Private Offerings. All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of May 12, 2025, we have raised $109.4 million from our DST Program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income generated by the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, changing macroeconomic landscape, interest rates, capital flows and transaction activity had the most direct impacts on our performance and financial condition during the first quarter of 2025.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Inflation and economic trend data, along with policy shifts with a new administration, will ultimately determine if and when interest rates decline. For the time being, secured borrowing costs for core and core plus real estate remain in the 5-6% range, which will inform how investors underwrite value and their conviction in required growth. Our investment decisions today are further colored by a divergence in sector fundamentals, impacts of recent changes to U.S. trade policies and the resulting impacts to both near-term and long-term consumer demand. Amid today’s economic uncertainty and volatility, real estate offers tangible, income-generating assets with low correlation to public market fluctuations, making it an effective portfolio diversifier. The trade policies are likely to cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation. This could create attractive entry points and investment opportunities, further emphasizing the importance to prioritize investment-level execution to generate outperformance.
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
Between December 2024 and February 2025, we completed dispositions or recapitalizations of assets comprising over $191.0 million and created over $110.0 million of equity to reinvest in assets with reset pricing within markets where we have long-term conviction. As a result of these transactions, we have reduced a large sector and single asset concentration within student housing that resulted from relative outperformance in the sector. With our pipeline of new investments, ample liquidity and low leverage, we believe we provide investors with a compelling opportunity to access private real estate at what we believe is an inflection point. While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.

Q1 2025 Highlights
Operating Results
•We declared monthly net distributions totaling $9.4 million for the three months ended March 31, 2025. The details of the average annualized distributions rates and total returns are shown in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)	5.9%	5.8%	6.2%	6.3%	5.9%	6.1%
Year-to-Date Total Return, without upfront selling commissions(2)	0.8%	0.8%	0.9%	0.9%	1.2%	1.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(2.7)%	(2.7)%	(0.6)%	0.9%	1.2%	1.2%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.4%	4.5%	4.6%	5.0%	6.3%	8.2%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.4%	3.5%	4.2%	5.0%	6.3%	8.2%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended March 31, 2025.
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
Capital Activity
•We raised $9.8 million of net proceeds from the sale of our common stock during the three months ended March 31, 2025 and also have raised a total of $105.3 million in proceeds from the DST Program as of March 31, 2025.
Investments
•We purchased $1.7 million and sold $0.7 million in real estate-related securities bringing our total investment in real estate-related securities to $57.3 million during the three months ended March 31, 2025.
•We sold a 40% indirect leasehold interest in a student housing property, The Carmin, to an unaffiliated third party for a sale price of $138.5 million during the three months ended March 31, 2025.
•During the three months ended March 31, 2025, we received proceeds of $0.8 million from the partial repayment of the 5805 N Jackson Gap commercial loan in connection with the extension of the maturity date of the loan.
Financings
•We refinanced The Carmin mortgage note in connection with the sale of 40% of the membership interest in the property during the three months ended March 31, 2025. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of March 31, 2025:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on fair value as of March 31, 2025:
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
As of March 31, 2025, we owned interests in 58 properties, which we acquired for a total purchase price of $880.0 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of March 31, 2025:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Industrial	12	1,877,967 sq. ft.	80%	$216,910	$4,175	21%
Multifamily	2	541 units	97%	182,539	4,035	20%
Student Housing	1	833 beds	88%	172,659	3,448	17%
Healthcare	20	1,030,397 sq. ft.	93%	167,027	954	5%
Self-Storage	8	462,520 sq. ft.	91%	78,836	1,725	9%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,200	1,409	7%
Office	1	80,980 sq. ft.	100%	28,400	731	4%
Other(4)	13	4,252,125 sq. ft.	92%	46,083	1,385	6%
Total	58			$952,654	$17,862	89%
(1)Based on fair value as of March 31, 2025. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the three months ended March 31, 2025. Healthcare and Other segment revenue includes income from unconsolidated entities.
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
The following table provides a summary of our real estate debt as of March 31, 2025:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	3	$61,906	$1,682	8%
(1)Based on fair value as of March 31, 2025. The Fair Value includes an investment in a commercial mortgage, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the three months ended March 31, 2025. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC (“San Simeon Preferred Equity”) investment, income from commercial loans and income from the investment in an affiliated fund.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate-related securities.

The following table provides a summary of our real estate-related securities as of March 31, 2025:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate-Related Securities	24	$57,253	$553	3%
(1)Based on fair value as of March 31, 2025. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the year ended March 31, 2025. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate debt.

Real Estate
The following table provides information regarding our portfolio of real estate as of March 31, 2025:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Industrial:
13034 Excelsior(5)	1	Norwalk, CA	December 2020	100%	$18,594	53,527	sq. ft.	100%
5201 Industry(5)	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Midwest Industrial Portfolio(2)	4	IL, OH, MO	September 2021 / January 2022 / March 2022	95%	115,566	1,338,425	sq. ft.	76%
International Business 4535	1	Charlotte, NC	July 2024	100%	8,731	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	62,069	384,335	sq. ft.	85%
Total Industrial	12				217,443	1,877,967	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	36,954	181	units	95%
Total Multifamily	2				198,977	541	units

Student Housing:
The Carmin(6)	1	Tempe, AZ	December 2021	59%	163,692	833	beds	88%
Total Student Housing	1				163,692	833	beds

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	86,416	1,030,397	sq. ft.	93%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Self-Storage:
River Road Storage(5)	1	Salem, OR	September 2021	100%	15,540	76,034	sq. ft.	89%
South Loop Storage(5)	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	90%
University Parkway Storage(5)	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	94%
Bend Self-Storage Portfolio(5)	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	93%
Clarksville Self-Storage Portfolio(5)	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	90%
Total Self-Storage	8				81,442	462,520	sq. ft.

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Other:
Retail GP Fund(4)	13	Various(3)	Various(3)	4.5% - 9.0%	30,700	4,252,125	sq. ft.	92%
Total Other	13				30,700	4,252,125	sq. ft.
Total Investment Properties	58				$879,952

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
(5)These properties are held through our DST Program as of March 31, 2025 and have been consolidated in our condensed consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures in our condensed consolidated balance sheets.
(6)On February 28, 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property to an unaffiliated third party. Our new consolidated ownership interest is 59%.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of March 31, 2025. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	34	$3,412	7%	136,900	5%
2026	45	5,431	12%	411,928	16%
2027	30	3,928	9%	368,655	14%
2028	37	5,064	11%	145,969	5%
2029	32	6,505	14%	517,366	20%
2030	20	3,024	7%	163,857	6%
2031	12	1,584	3%	142,775	5%
2032	12	1,077	2%	37,022	1%
2033	4	292	1%	9,595	1%
2034	11	1,183	3%	50,803	2%
Thereafter	27	14,062	31%	670,943	25%
Total	264	$45,562	100%	2,655,813	100%
(1)Annualized base rent is determined from the annualized March 31, 2025 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 90% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At March 31, 2025, our total equity investment was $29.2 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of March 31, 2025, our investment in CMI was $20.5 million.

The following table summarizes our investment in a commercial loan as of March 31, 2025 and December 31, 2024:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Maturity Date
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	12,245	13,007	12,168	12,996	2/9/2026
(1)Represents the interest rate as of March 31, 2025. The loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
During the three months ended March 31, 2025, the borrower of 5805 N Jackson Gap exercised its first option to extend the maturity date of the loan to February 9, 2026. In connection with the extension, the borrower repaid $0.8 million of the principal balance of the loan as required by the terms of the loan agreement.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
Investments in Liquid Real Estate-Related Securities
As of March 31, 2025, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”) and common stock of REITs. The following table details our investments in real estate-related securities as of March 31, 2025:

	March 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$53,502	$(1,566)	$51,936	$32	$51,968	6.73%	2/1/2028
Common stock of REITs	N/A	N/A	5,543	(258)	5,285	5.05%	N/A
Total	$53,502	$(1,566)	$57,479	$(226)	$57,253
(1)For non-agency CMBS, the amount presented represents amortized cost. For common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended March 31,		$ Change
in thousands	2025	2024
Revenues
Rental revenue	$14,918	$14,494	$424
Income from commercial loans	395	1,130	(735)
Other revenue	1,270	740	530
Total revenues	16,583	16,364	219
Expenses
Rental property operating	5,706	6,639	(933)
General and administrative	2,104	998	1,106
Management fee - related party	605	465	140
Depreciation and amortization	7,056	6,024	1,032
Total expenses	15,471	14,126	1,345
Other income (expense), net
Income (loss) from unconsolidated entities, net	73	1,002	(929)
Gain (loss) on real estate-related securities, net	553	1,018	(465)
Income (loss) from investment in affiliated fund, net	473	651	(178)
Gain (loss) on derivative instruments, net	(545)	1,723	(2,268)
Unrealized gain (loss) on commercial loans	(66)	54	(120)
Debt extinguishment charges	(34)	—	(34)
Interest income	730	298	432
Interest expense	(4,560)	(5,959)	1,399
Other income (expense), net	(78)	(188)	110
Total other income (expense), net	(3,454)	(1,401)	(2,053)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(2,342)	$837	$(3,179)
Dividends to preferred stockholders	$—	$(2)	$2
Issuance and redemption costs of redeemed preferred stock	—	—	—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	13	22	(9)
Net (income) loss attributable to non-controlling interest in INREIT OP	(18)	39	(57)
Net income (loss) attributable to common stockholders	$(2,347)	$896	$(3,243)
Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue increased by $0.4 million, other revenue increased by $0.5 million and rental property operating expenses decreased by $0.9 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase in rental revenue is primarily due to the acquisition of several properties in the second half of 2024. The increase in other revenue is due to an increase in interests sold in our DST Program in 2025 driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive. Rental property operating expenses decreased primarily due to a change in the accrual of promote fees at our self-storage properties in 2025 as compared to 2024. The promote is currently out of the money and there is no accrual recorded as of March 31, 2025.

Income from Commercial Loans and Unrealized Gain (Loss) on Commercial Loans
During the three months ended March 31, 2025, income from commercial loans decreased $0.7 million compared to the three months ended March 31, 2024. This is due to the maturity of the Blue Grass commercial loan in September 2024. Unrealized loss on commercial loans decreased by $0.1 million compared to an unrealized gain during the three months ended March 31, 2024 driven by changes to the interest rate environment as compared to 2024.
General and Administrative
During the three months ended March 31, 2025, general and administrative expenses increased $1.1 million compared to the three months ended March 31, 2024. The increase was primarily due to higher corporate level expenses incurred related to the growth of our DST Program.
Management Fee - Related Party
During the three months ended March 31, 2025, the management fee increased $0.1 million compared to the three months ended March 31, 2024 due to the additional 1.0% management fee payable from selling interests in the DST Program. Interests sold in the DST Program increased in the current period as compared to 2024.
Depreciation and Amortization
During the three months ended March 31, 2025, depreciation and amortization increased $1.0 million compared to the three months ended March 31, 2024 primarily due to the acquisition of several properties in the second half of 2024.
Income (Loss) from Unconsolidated Entities, Net
During the three months ended March 31, 2025, we had income from unconsolidated entities of $0.1 million as compared to $1.0 million during the three months ended March 31, 2024. The change for the three months ended March 31, 2025 was primarily due to a decrease in net income at Vida JV LLC due to unrealized losses from derivatives and a decrease in net income at Retail GP Fund due to higher depreciation and amortization driven by additional investments in six properties acquired in June 2024.
Gain (Loss) on Real Estate-Related Securities, Net
During the three months ended March 31, 2025, our gains on real estate-related securities decreased by $0.5 million compared to the three months ended March 31, 2024. The decrease was primarily due to an increase in unrealized losses from market volatility on common stock holdings.
Income (Loss) from Investment in Affiliated Fund, Net
During the three months ended March 31, 2025, income from investment in affiliated fund decreased by $0.2 million compared to the three months ended March 31, 2024. The decrease is primarily due to a decrease in net investment income of the fund for the quarter ended March 31, 2025 as compared to 2024.
Gain (Loss) on Derivative Instruments, Net
During the three months ended March 31, 2025, we had a loss from derivative instruments of $0.5 million as compared to a gain on derivative instruments of $1.7 million during the three months ended March 31, 2024. The change for the three months ended March 31, 2025 is a result of unrealized losses in 2025 compared to 2024 and a decrease in contractual interest received from the derivative instruments due to expired and terminated contracts.
Debt Extinguishment Charges
During the three months ended March 31, 2025, we incurred debt extinguishment charges of approximately $34,000 related to the refinancing of the mortgage secured by The Carmin student housing property in connection with the sale. We did not incur any debt extinguishment charges in the three months ended March 31, 2024.
Interest Income
During the three months ended March 31, 2025, interest income increased by $0.4 million compared to the three months ended March 31, 2024. The increase was primarily due to a higher cash balance as of March 31, 2025 as compared to March 31, 2024.

Interest Expense
During the three months ended March 31, 2025, interest expense decreased $1.4 million compared to the three months ended March 31, 2024. The decrease is primarily due to the repayment of the mortgage associated with a property sold in 2024.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	Three Months Ended March 31,
in thousands	2025	2024
Net income (loss) attributable to our stockholders	$(2,347)	$896
Adjustments to arrive at FFO:
Real estate depreciation and amortization	7,056	6,024
Amount attributed to unconsolidated entities for real estate depreciation and amortization	2,415	2,240
Amount attributed to non-controlling interests for real estate depreciation and amortization	(1,691)	(672)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	—	(106)
FFO attributable to our stockholders	5,433	8,382
Adjustments to arrive at AFFO:
Straight-line rental income	(145)	(175)
Amortization of capitalized tax abatement(1)	41	41
Amortization of above-market and below-market lease intangibles	(446)	(56)
Amortization of deferred financing costs	321	312
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	1,180	(2,541)
Non-cash share based compensation awards	62	19
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	541	393
Amount attributed to unconsolidated entities for above adjustments	60	(47)
Amount attributed to non-controlling interests for above adjustments	(344)	258
AFFO attributable to our stockholders	6,703	6,586
Adjustments to arrive at FAD:
Non-cash management fee	605	465
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	594	(30)
Accrued preferred return from preferred membership interest	(300)	(285)
Accrued preferred return from preferred equity investment	(85)	(86)
Stockholder servicing fees	(46)	(38)
Recurring capital expenditures attributed to unconsolidated entities(3)	(1,221)	(861)
Recurring capital expenditures attributed to non-controlling interests(3)	800	14
Realized (gains) losses on financial instruments(4)	34	1,618
Accrued property incentive fees	(92)	1,023
FAD attributable to our stockholders	$6,992	$8,406
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2025, accumulated amortization of the capitalized tax abatement was $0.5 million.
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
(4)Realized (gains) losses on financial instruments relates to the sale of real estate related securities, realized (gains) losses from derivative instruments and realized (gains) losses from our investment in affiliated fund.

Net Asset Value
We calculate NAV in accordance with the valuation guidelines approved by our board of directors. We calculate our NAV for each class of shares based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) and the deduction of any stockholder servicing fees specifically applicable to such class of shares). NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	March 31, 2025	December 31, 2024
Stockholders' equity	$103,377	$102,268
Adjustments:
Class N redeemable common stock(1)	430,275	425,178
Unrealized net real estate and borrowings appreciation (depreciation)(2)	(7,434)	(27,036)
Accumulated depreciation and amortization(3)	98,061	108,062
Impairment of investments in real estate(7)	6,182	6,182
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	1,149	2,018
Accrued stockholder servicing fee(6)	2,569	2,490
Straight-line rent receivable(8)	(7,560)	(7,399)
Sale of interest in consolidated joint ventures(9)	(17,050)	—
Other	347	744
NAV	$621,916	$624,507
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
(4)The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date our NAV reaches $1.0 billion and (2) December 31, 2027.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees) incurred through December 31, 2022. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027.
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
(5)The Class E units in the Operating Partnership held by the Special Limited Partner have been classified as redeemable non-controlling interest, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in the Operating Partnership on our condensed consolidated balance sheets because Invesco REIT Special Limited Partner L.L.C. has the contractual right to redeem the units under certain circumstances.

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
(9)Under GAAP, contributions where there is a reduction in the parent’s ownership interest but control is maintained are based on the carrying value of the property at the time of the transaction. Therefore, contributions from non-controlling interests in the property may not equal total consideration received. For purposes of determining our NAV, contributions from non-controlling interests are equal to total consideration received.
The following table provides a breakdown of the major components of our total NAV as of March 31, 2025:

in thousands, except share/unit data
Components of NAV	March 31, 2025	December 31, 2024
Investments in real estate	$773,906	$774,238
Investments in unconsolidated entities	148,708	148,905
Investments in real estate-related securities	57,253	56,472
Investment in commercial loan	12,168	12,996
Investment in affiliated fund	20,481	21,675
Cash and cash equivalents	140,800	48,820
Restricted cash	5,470	4,883
Other assets	9,670	4,395
Mortgage notes, revolving credit facility and financing obligation, net	(354,947)	(336,291)
Subscriptions received in advance	(1,345)	(835)
Other liabilities	(20,023)	(18,921)
Management fee payable	(412)	(359)
Accrued stockholder servicing fees	(16)	(16)
Non-controlling interests in joint-ventures	(169,797)	(91,455)
Net asset value	$621,916	$624,507
Number of outstanding shares/units	22,670,877	22,676,865
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Operating Partnership Units(1)	Total
Net asset value	$16,723	$20,746	$23,189	$118,561	$34,849	$406,699	$1,149	$621,916
Number of outstanding shares/units	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	40,688	22,670,877
NAV Per Share/Unit as of March 31, 2025	$26.4513	$26.5123	$26.4697	$26.6063	$28.2495	$27.7617	$28.2495
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.

Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the March 31, 2025 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.3%	5.8%
Office	8.8%	7.3%
Industrial	8.2%	5.9%
Self-Storage	7.8%	5.8%
Multifamily	7.3%	5.5%
Student Housing	7.5%	5.8%
Retail	8.4%	7.3%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.7)%	(2.0)%	(1.8)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.1%	+2.9%	+2.7%	+3.0%	+2.7%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.7)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%

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
The table below details the net distribution for each of our share classes for the three months ended March 31, 2025:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares
January 31, 2025	$0.1310	$0.1295	$0.1361	$0.1395	$0.1395	$0.1395
February 28, 2025	0.1296	0.1281	0.1341	0.1372	0.1372	0.1372
March 31, 2025	0.1310	0.1290	0.1361	0.1395	0.1395	0.1395
Total	$0.3916	$0.3866	$0.4063	$0.4162	$0.4162	$0.4162

For the three months ended March 31, 2025 and 2024, we declared distributions of $9.4 million and $9.0 million, respectively.
The following tables summarizes our distributions declared during the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025		March 31, 2024
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,670	39%	$3,713	41%
Reinvested in shares	5,710	61%	5,323	59%
Total distributions	$9,380	100%	$9,036	100%
Sources of Distributions
Cash flows from operating activities	$4,568	49%	$1,566	17%
Distributions of capital from investments in unconsolidated entities(1)	3,050	33%	1,148	13%
Offering proceeds(3)	1,762	19%	5,323	59%
Financing proceeds	—	—%	999	11%
Total sources of distributions	$9,380	100%	$9,036	100%

Cash flows from operating activities	$4,568		$1,566
Funds from Operations(2)	$5,433		$8,382
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Preferred Equity, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in thirteen retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. The distributions received from this investment are classified as investing activities.
(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
(3)Offering proceeds represents distributions reinvested in shares of our common stock at the shareholders election through our distribution reinvestment plan.

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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of March 31, 2025 and 2024, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of March 31, 2025 and 2024, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of March 31, 2025 and December 31, 2024, we have $3.0 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of March 31, 2025 and December 31, 2024, we have $2.3 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2025 did not exceed the charter-imposed limitation.
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
Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph. We will not be required to repurchase (1) in any calendar year, more than $150.0 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month.
Capital Resources
INREIT OP has a Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms are outlined below. The aggregate commitment is $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments. The maturity date is September 5, 2025. We anticipate maintaining a line of credit upon maturity of the existing Revolving Credit Facility.
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

As of March 31, 2025 and December 31, 2024, the Company did not have an outstanding principal balance on its revolving credit facility. An unused commitment fee of 0.25% accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility. The weighted-average interest rate for the three months ended March 31, 2025 and 2024, were 6.12% and 7.11%, respectively. As of March 31, 2025, the borrowing capacity on the Revolving Credit Facility was $64.3 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance because the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of March 31, 2025, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(5)	Maximum Principal Amount	March 31, 2025	December 31, 2024
The Carmin	S + 1.75%(2)	3/5/2026	3/5/2032	$84,000	84,000	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(3)	4/28/2027	4/28/2029	$113,500	111,441	111,441
Midwest Industrial Portfolio	4.44% and S + applicable margin(4)	7/5/2027	N/A	$70,000	70,000	70,000
Total mortgages payable					305,101	286,601
Deferred financing costs, net					(1,726)	(1,335)
Mortgage notes payable, net					$303,375	$285,266
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The weighted-average interest rate for the three months ended March 31, 2025 and March 31, 2024 was 6.15% and 7.09%, respectively.
(3)The weighted-average interest rate for the three months ended March 31, 2025 was 6.14% and 6.79%, respectively.
(4)The mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) bears interest at two rates. Of the $70.0 million principal balance, $35.0 million bears interest at a fixed rate of 4.44%, and $35.0 million bears interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three months ended March 31, 2025 and 2024 was 5.41% and 5.74%, respectively. Subsequent to March 31, 2025, we repaid the mortgage note secured by these properties in connection with our buyout of the joint venture partner for the Meridian Business 940, Capital Park 2919 and 3101 Agler properties.
(5)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
On February 28, 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property and refinanced the mortgage note secured by the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing of the mortgage note.
As of March 31, 2025, we were in compliance with all loan covenants in our mortgage notes.
In connection with the sale and leaseback of The Carmin property, as of March 31, 2025 we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
See Note 10 — “Borrowings” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

At March 31, 2025, we had cash and cash equivalents of $140.8 million and restricted cash of $5.5 million. Our restricted cash consists of subscriptions received in advance, an interest reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended January 31, 2025, February 28, 2025 and March 31, 2025, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.

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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $205.1 million of immediate liquidity as of March 31, 2025, made up of $64.3 million of undrawn capacity on our Revolving Credit Facility and $140.8 million of cash and cash equivalents. In addition, we hold $57.3 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
in thousands	2025	2024
Cash flows provided by (used in) operating activities	$4,568	$1,566
Cash flows provided by (used in) investing activities	2,853	(6,634)
Cash flows provided by (used in) financing activities	85,790	9,813
Net increase (decrease) in cash and cash equivalents and restricted cash	$93,211	$4,745
Operating Activities
Cash flows provided by operating activities of $4.6 million for the three months ended March 31, 2025 consists of our net loss of $2.3 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities
Cash flows provided by investing activities increased $9.5 million during the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to a decrease in purchases of and proceeds from the sale of real estate-related securities.

Financing Activities
Cash flows provided by financing activities increased $76.0 million for the three months ended March 31, 2025 compared to the corresponding period in 2024 primarily due to an increase in contributions from non-controlling interests and proceeds from our DST Program of $58.4 million, an increase in net proceeds from borrowings of $18.5 million from the mortgages payable in connection with The Carmin refinancing, cash proceeds from the sale of an interest in one of our consolidated joint ventures of $9.4 million and a decrease in common stock repurchases of $7.1 million. This increase was partially offset by a decrease in proceeds from issuances of common stock of $10.9 million and a decrease in subscriptions received in advance of $5.5 million
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Pending Accounting Pronouncements
There have been no significant changes to the status of our adoption of the recently issued accounting pronouncement that is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of March 31, 2025, we had borrowed $305.1 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $230.4 million bears variable rate interest. As of March 31, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase of $0.6 million or projected decrease of $0.9 million in interest expense, respectively, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of March 31, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.4 million.
As of March 31, 2025, we have originated a $12.2 million variable rate mezzanine commercial loan that is indexed to SOFR. As of March 31, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan results in a projected increase of $0.3 million or projected decrease of $0.2 million in interest income, respectively.

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
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2025, we held derivative instruments with a fair value of $0.7 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On January 2, 2025, we issued 6,050 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On February 1, 2025, we issued 6,586 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On March 3, 2025, we issued 6,810 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On January 10, 2025, we issued 276 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On February 10, 2025, we issued 278 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On March 11, 2025, we issued 276 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On January 10, 2025, we issued 60,822 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
On February 10, 2025, we issued 61,337 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
On March 11, 2025, we issued 60,725 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
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
During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
January 2025	134,616	$25.01	129,998	—
February 2025	19,378	20.33	14,761	—
March 2025	201,121	26.01	196,504	—
	355,115	$25.32	341,263	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 13,852 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $28.29, related to shares that were previously issued to the Adviser as payment of management fees.
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

10.1
Amended and Restated Advisory Agreement, dated November 10, 2023, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP, and Invesco Advisors, Inc. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed on November 13, 2023 and incorporated herein by reference).

10.2
Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated March 20, 2025. (filed as Exhibit 10.3 to the Annual Report on Form 10-K as filed on March 24, 2025 and incorporated herein by reference).

10.3
Amended and Restated Dealer Manager Agreement, dated March 20, 2025, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc. (filed as Exhibit 10.4 to the Annual Report on Form 10-K, as filed on March 24, 2025 and incorporated herein by reference).

10.4
Amended and Restated DST Dealer Manager Agreement, dated March 20, 2025, by and among Invesco Real Estate Exchange LLC, Invesco REIT Operating Partnership LP and Invesco Distributors, Inc. (filed as Exhibit 10.17 to the Annual Report on Form 10-K as filed on March 24, 2025 and incorporated herein by reference).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: May 12, 2025