Form 10-Q
period 2025-06-30
Invesco Real Estate Income Trust Inc.
filed 2025-08-08
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of August 8, 2025, the issuer had the following shares outstanding: 302,770 shares of Class T common stock, 479,784 shares of Class S common stock, 522,204 shares of Class D common stock, 4,176,286 shares of Class I common stock, 1,268,146 shares of Class E common stock, 14,900,060 shares of Class N common stock, 878,895 shares of Class S-PR common stock, and 439,448 shares of Class K-PR common stock

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and six months ended June 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	42

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65

ITEM 4.	CONTROLS AND PROCEDURES	66

PART II	OTHER INFORMATION	67

ITEM 1.	LEGAL PROCEEDINGS	67

ITEM 1A.	RISK FACTORS	67

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	67

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	68

ITEM 4.	MINE SAFETY DISCLOSURES	68

ITEM 5.	OTHER INFORMATION	68

ITEM 6.	EXHIBITS	69

SIGNATURES		70

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	June 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$681,143	$680,596
Investments in unconsolidated entities	119,627	124,473
Investment in commercial loan, at fair value	12,190	12,996
Investments in real estate-related securities, at fair value	57,721	56,472
Investment in affiliated fund, at fair value	14,487	21,342
Intangible assets, net	21,967	24,943
Cash and cash equivalents	68,929	48,176
Restricted cash	2,946	4,883
Other assets	16,233	9,198
Total assets(1)	$995,243	$983,079

LIABILITIES
Mortgages payable, net	$234,117	$285,266
Financing obligation, net	53,997	53,991
Due to affiliates	22,523	23,960
Accounts payable, accrued expenses and other liabilities	17,132	16,058
Total liabilities(2)	327,769	379,275

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	435,407	425,178
Redeemable non-controlling interest in INREIT OP	284	2,018

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	3	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	5	7
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	5	9
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	41	47
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	13	12
Common stock, Class S-PR shares, $0.01 par value per share, 600,000,000 shares authorized	9	—
Common stock, Class K-PR shares, $0.01 par value per share, 600,000,000 shares authorized	4	—
Additional paid-in capital	242,384	229,983
Accumulated deficit and cumulative distributions	(153,037)	(127,796)
Total stockholders' equity	89,427	102,268
Non-controlling interests in consolidated joint ventures	142,356	74,340
Total equity	231,783	176,608
Total liabilities, redeemable equity instruments and equity	$995,243	$983,079
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2025 and December 31, 2024 of $395.0 million and $165.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated VIEs at June 30, 2025 and December 31, 2024 of $144.2 million and $4.1 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands except share amounts	2025	2024	2025	2024
Revenues
Rental revenue	$14,498	$14,558	$29,416	$29,052
Income from commercial loans	390	1,140	785	2,270
Other revenue	760	665	2,030	1,405
Total revenues	15,648	16,363	32,231	32,727
Expenses
Rental property operating	6,631	5,779	12,337	12,418
General and administrative	2,495	1,765	4,599	2,763
Management fee - related party	708	498	1,313	963
Performance participation interest - related party	8	—	8	—
Depreciation and amortization	7,153	5,919	14,209	11,943
Total expenses	16,995	13,961	32,466	28,087
Other income (expense), net
Income (loss) from unconsolidated entities, net	419	79	492	1,081
Gain (loss) on real estate-related securities, net	697	737	1,250	1,755
Income (loss) from investment in affiliated fund, net	224	505	697	1,156
Gain (loss) on derivative instruments, net	(92)	547	(637)	2,270
Unrealized gain (loss) on commercial loans	21	56	(45)	110
Debt extinguishment charges	(451)	—	(485)	—
Interest income	756	477	1,486	775
Interest expense	(3,925)	(6,114)	(8,485)	(12,073)
Other income (expense), net	(85)	(301)	(163)	(489)
Total other income (expense), net	(2,436)	(4,014)	(5,890)	(5,415)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(3,783)	$(1,612)	$(6,125)	$(775)
Dividends to preferred stockholders	$—	$(2)	$—	$(4)
Issuance and redemption costs of redeemed preferred stock	—	(24)	—	(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(317)	475	(304)	497
Net (income) loss attributable to non-controlling interest in INREIT OP	(37)	3	(55)	42
Net income (loss) attributable to common stockholders	$(4,137)	$(1,160)	$(6,484)	$(264)

Earnings (loss) Per Share:
Net income (loss) per share of common stock, basic and diluted	$(0.18)	$(0.05)	$(0.28)	$(0.01)
Weighted average shares of common stock
Basic	22,850,487	22,097,383	22,791,661	21,864,651
Diluted	22,850,487	22,097,383	22,791,661	21,864,651
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2024	$—	$6	$7	$9	$47	$12	$—	$—	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	1	—	—	—	—	4,631	—	4,633	—	4,633	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	575	—	575	—	575	5,097	—
Common stock repurchased	—	—	—	—	(3)	—	—	—	—	(9,502)	—	(9,505)	—	(9,505)	—	(865)
Share-based compensation	—	—	—	—	—	—	—	—	—	62	—	62	—	62	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,347)	(2,347)	(13)	(2,360)	—	18
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(9,359)	(9,359)	—	(9,359)	—	(22)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	63,827	63,827	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,427)	(1,427)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	17,050	—	17,050	—	17,050	—	—
Balance at March 31, 2025	$—	$6	$8	$9	$45	$12	$—	$—	$—	$242,799	$(139,502)	$103,377	$136,727	$240,104	$430,275	$1,149
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	1	1	—	—	—	5,557	—	5,559	—	5,559	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	614	—	614	—	614	5,132	—
Common stock repurchased	—	—	—	—	(2)	—	—	—	—	(6,652)	—	(6,654)	—	(6,654)	—	(859)
Share-based compensation	—	—	—	—	—	—	—	—	—	63	—	63	—	63	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(4,137)	(4,137)	317	(3,820)	—	37
Exchange of common stock	—	(3)	(3)	(4)	(3)	—	—	9	4	—	—	—	—	—	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(9,398)	(9,398)	—	(9,398)	—	(8)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	7,985	7,985	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,185)	(1,185)	—	—
Purchase of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(32)	—	(32)	(1,488)	(1,520)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	35	—	35	—	35	—	(35)
Balance at June 30, 2025	$—	$3	$5	$5	$41	$13	$—	$9	$4	$242,384	$(153,037)	$89,427	$142,356	$231,783	$435,407	$284
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$—	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658
Proceeds from issuance of common stock, net of offering costs	—	—	1	1	4	—	—	—	—	14,781	—	14,787	—	14,787	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	444	—	444	—	444	4,835	—
Common stock repurchased	—	—	—	—	(2)	—	—	—	—	(7,361)	—	(7,363)	—	(7,363)	—	(867)
Share-based compensation	—	—	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	898	898	(22)	876	—	(39)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4182 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(8,964)	(8,964)	—	(8,964)	—	(71)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	5,472	5,472	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(425)	(425)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	(54)	—	(54)	—	(54)	—	54
Balance at March 31, 2024	$41	$6	$6	$9	$45	$12	$—	$—	$—	$222,126	$(126,456)	$95,789	$40,149	$135,938	$410,314	$4,735
Redemption of preferred stock	(41)	—	—	—	—	—	—	—	—	—	(24)	(65)	—	(65)	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	4	—	—	—	—	11,799	—	11,804	—	11,804	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	505	—	505	—	505	4,889	—
Common stock repurchased	—	—	—	—	(3)	—	—	—	—	(7,823)	—	(7,826)	—	(7,826)	—	(852)
Share-based compensation	—	—	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,134)	(1,134)	(475)	(1,609)	—	(3)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share)	—	—	—	—	—	—	—	—	—	—	(9,091)	(9,091)	—	(9,091)	—	(59)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	8,329	8,329	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	(27)	—	(27)	—	(27)	—	27
Balance at June 30, 2024	$—	$6	$7	$9	$46	$12	$—	$—	$—	$226,599	$(136,707)	$89,972	$47,688	$137,660	$415,203	$3,848
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
in thousands	2025	2024
Cash flows from operating activities:
Net income (loss)	$(6,125)	$(775)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Management fee - related party	1,313	963
Performance participation interest - related party	8	—
(Income) loss from unconsolidated entities, net	(492)	(1,081)
Depreciation and amortization	14,209	11,943
Share-based compensation	125	38
Straight-line rents	(332)	(338)
Amortization of below-market lease intangibles	(955)	(198)
Amortization of above-market lease intangibles	87	87
Amortization of deferred financing costs	747	625
(Income) loss from investment in affiliated fund, net	(697)	(1,156)
Unrealized (gain) loss from real estate-related securities, net	(343)	(2,191)
Unrealized (gain) loss on commercial loans	45	(110)
(Gain) loss on derivative instruments, net	1,246	334
Distributions of earnings from investments in unconsolidated entities	2,195	1,941
Realized (gain) loss from real estate-related securities, net	1,029	1,639
Other items	254	172
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(1,076)	(967)
(Decrease) increase in due to affiliates	(1,923)	(799)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1,926)	(3,382)
Net cash (used in) provided by operating activities	7,389	6,745
Cash flows from investing activities:
Investments in unconsolidated entities	(341)	(9,217)
Distributions of capital from investments in unconsolidated entities	3,483	3,278
Redemption of investment in affiliated fund	6,606	1,652
Distribution from affiliated fund	901	1,228
Proceeds from repayment of commercial loan	761	—
Acquisitions of real estate	(9,718)	—
Pre-acquisition deposits	—	(95)
Capital improvements to real estate	(1,672)	(1,986)
Purchase of real estate-related securities	(28,636)	(19,789)
Proceeds from sale of real estate-related securities	26,834	9,008
Net cash provided by (used in) investing activities	(1,782)	(15,921)

Cash flows from financing activities:
Redemption of preferred stock	—	(65)
Proceeds from issuance of common stock	9,491	27,032
Offering costs paid	(96)	(83)
Repurchase of common stock and OP units	(16,335)	(20,088)
Subscriptions received in advance	1,457	1,111
Borrowings from mortgages payable	84,000	260
Payments of mortgages payable	(135,500)	—
Purchase of derivative instruments	—	(300)
Proceeds from the sale of derivative instruments	—	574
Payment of deferred financing costs	—	(250)
Debt extinguishment charges	485	—
Payment of financing obligation	(4)	(6)
Common stock and INREIT OP unit distributions	(7,390)	(7,442)
Preferred stock dividends	—	(4)
Purchase of interest in consolidated joint ventures	(1,520)	—
Cash received from sale of interest in consolidated joint ventures	9,421	—
Contributions from non-controlling interests	71,812	13,801
Distributions to non-controlling interests	(2,612)	(740)
Net cash provided by (used in) financing activities	13,209	13,800
Net change in cash and cash equivalents and restricted cash	18,816	4,624
Cash and cash equivalents and restricted cash, beginning of period	53,059	43,372
Cash and cash equivalents and restricted cash, end of period	$71,875	$47,996

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$68,929	$42,778
Restricted cash	2,946	5,218
Total cash and cash equivalents and restricted cash	$71,875	$47,996
Supplemental disclosures:
Interest paid	$8,238	$11,518
Income taxes paid	$155	$591
Non-cash investing and financing activities:
Note receivable from sale of consolidated joint ventures	$7,629	$—
Issuance of Class E shares for payment of management fees	$1,196	$938
Accrued capital expenditures	$59	$6
Distributions payable	$3,123	$3,050
Distribution reinvestment	$11,418	$10,673
Accrued offering costs due to affiliates	$401	$1,296
Adjustment to carrying value of redeemable equity instruments	$(35)	$81
Accrued common stock repurchases	$1,546	$(3,180)
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
We are also conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20.0 million in shares of our Class E common stock (the “Class E Private Offering”) (collectively, the “Private Offerings”). On August 1, 2025, we commenced a private placement offering in shares of our Class S-PR common stock (“Class S-PR shares” or “Class S-PR common stock”) and our Class K-PR common stock (Class K-PR shares” or “Class K-PR common stock”) (collectively, the “Class PR Private Offering”).

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
For our DST Program, the non-controlling interest represents the proceeds from the syndicated percentages of the DST Offerings. The non-controlling interest is presented as permanent equity in our condensed consolidated balance sheets because the fair market value purchase option to exchange interests for units of the Operating Partnership or cash is based on the occurrence of a conditional event. See additional information on our DST Program in Note 17 — “DST Program.” The beneficial owners’ allocation of the DST Program’s income or loss is reported as net income (loss) attributable to non-controlling interests in consolidated joint ventures on our condensed consolidated statements of operations.
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
Cash and Cash Equivalents

We consider all highly liquid investments that have original or remaining maturity dates of three months or less when purchased to be cash equivalents. Certain cash balances classified as cash equivalents may be held in brokerage accounts that also hold our securities investments and can be swept into money market funds. Cash and cash equivalents are carried at cost, which approximates fair value due to the highly liquid and short-term nature of these instruments. We may have cash balances in excess of federally insured amounts. We mitigate our risk of loss by maintaining cash deposits with high credit-quality institutions and by actively monitoring the credit risk of our counterparties.
Income Taxes
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”) which are subject to federal, state and local corporate income tax, as applicable. TRSs hold investments in assets, income streams, operating companies and associated expenses that produce non-qualifying items for purposes of REIT testing.
For the three and six months ended June 30, 2025, we recorded a net tax benefit of $0.1 million and a net tax expense of approximately $8,000, respectively, located within other income (expense), net on our condensed consolidated statements of operations. For the three and six months ended June 30, 2024, we recorded a net tax expense of $0.3 million and $0.4 million, respectively, located within other income (expense), net on our condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, we had a deferred tax asset of $0.5 million and $0.3 million, respectively, which was offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of June 30, 2025, our tax years 2021 through 2025 remain subject to examination by the United States tax authorities.
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
3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	June 30, 2025	December 31, 2024
Building and improvements	$556,550	$555,325
Land and land improvements	174,888	165,853
Furniture, fixtures and equipment	9,462	9,056
Total	740,900	730,234
Accumulated depreciation	(59,757)	(49,638)
Investments in real estate, net	$681,143	$680,596
Acquisitions
We acquired the following property during the six months ended June 30, 2025:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Tanner Road MHC	100%	1	Corporate and Other	May 2025	$9,718
(1)Purchase price is inclusive of acquisition-related costs.
The following table summarizes the allocation of the total cost for Tanner Road MHC acquired during the six months ended June 30, 2025:

$ in thousands	Amount
Land and land improvements	8,990
Lease intangibles(1)	1,169
Below-market lease intangibles	(441)
Total purchase price(2)	$9,718
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisition of Tanner Road MHC during the six months ended June 30, 2025 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	1.50	1.00	4.00
Purchase of Interest in Consolidated Joint Ventures

On April 24, 2025, we purchased the remaining 5% interest of three industrial properties in our Midwest Industrial portfolio, Meridian Business 940, Capital Park 2919 and 3101 Agler, in which we previously had a 95% ownership interest, from our joint venture partner for a sale price of $1.5 million. This was completed in connection with initiating our third DST Offering, which is comprised of these three industrial properties. We have accounted for the transaction as an equity transaction as we will continue to account for the entity on a consolidated basis in our condensed consolidated financial statements and recognized a decrease in non-controlling interest in our condensed consolidated balance sheets of $1.4 million. The difference of approximately $32,000 between the total consideration paid of $1.5 million and the decrease in non-controlling interest recognized of $1.4 million has been reflected as a decrease to additional paid in capital on our condensed consolidated balance sheets.

Impairment
During the three and six months ended June 30, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.
4.Investments in Unconsolidated Entities
As of June 30, 2025, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of June 30, 2025 and December 31, 2024 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	June 30, 2025	December 31, 2024
Vida JV LLC(2)	42.5%	$62,018	$64,292
San Simeon Preferred Equity(3)	—%	29,453	28,693
PTCR Holdco, LLC(4)	—%	9,894	9,375
Retail GP Fund(5)	4.5% to 9.0%	18,143	22,019
Homestead Communities, LLC(6)	50.0%	119	94
Total		$119,627	$124,473
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of June 30, 2025, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of June 30, 2025, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year extension options that they have exercised as of June 30, 2025. Our mandatory redemption date of our preferred membership interest is December 15, 2025. As of June 30, 2025, the investment yields a preferred return rate of 7.50%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
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

Our share of the unconsolidated entities’ income (loss) for the three and six months ended June 30, 2025 and 2024 were as follows:

		Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands		Three Months Ended June 30,		Six Months Ended June 30,
Entity	Ownership Percentage	2025	2024	2025	2024
Vida JV LLC	42.5%	$(684)	$(704)	$(1,254)	$(906)
San Simeon Preferred Equity	—%	831	781	1,645	1,555
PTCR Holdco, LLC	—%	270	269	519	537
Retail GP Fund	4.5% to 9.0%	6	(377)	(227)	(140)
Homestead Communities, LLC	50.0%	(4)	110	(191)	35
Total		$419	$79	$492	$1,081
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	June 30, 2025			December 31, 2024
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$376,194	$(230,795)	$(145,399)	$376,408	$(225,791)	$(150,617)
San Simeon Preferred Equity	132,330	(76,778)	(55,552)	132,593	(77,450)	(55,143)
Retail GP Fund	909,887	(489,111)	(420,776)	938,113	(608,707)	(329,406)
Other	7,883	(8,705)	822	4,316	(3,832)	(484)
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,450	$(1,606)	$9,590	$(1,652)
San Simeon Preferred Equity	2,722	569	2,791	555
Retail GP Fund	26,234	(5,740)	14,954	(765)
Other	3,948	(589)	3,302	(649)
Total	$42,354	$(7,366)	$30,637	$(2,511)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$18,821	$(2,944)	$19,351	$(2,125)
San Simeon Preferred Equity	5,405	1,357	5,494	1,130
Retail GP Fund	43,469	(9,512)	24,625	(844)
Other	5,912	(1,643)	4,990	(1,509)
Total	$73,607	$(12,742)	$54,460	$(3,348)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three and six months ended June 30, 2025 and 2024.

5.Investment in Commercial Loan
The following table summarizes our investment in a commercial loan as of June 30, 2025 and December 31, 2024:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Maturity Date
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	$12,245	$13,007	$12,190	$12,996	2/9/2026
(1)Represents the interest rate as of June 30, 2025. The loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option for our commercial loan and, accordingly, there are no capitalized origination costs or fees associated with our loan.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	June 30, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$56,858	$(1,560)	$55,298	$469	$55,767	6.60%	11/3/2027
Preferred stock of REITs	N/A	N/A	1,974	(20)	1,954	6.50%	N/A
Total	$56,858	$(1,560)	$57,272	$449	$57,721

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	June 30, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$46,662	$(29,712)	$16,950
Leasing commissions	6,224	(2,528)	3,696
Above-market lease intangibles	1,951	(630)	1,321
Total intangible assets, net	$54,837	$(32,870)	$21,967

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,671	$(2,388)	$5,283
Total intangible liabilities, net	$7,671	$(2,388)	$5,283

	December 31, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,510	$(26,021)	$19,489
Leasing commissions	6,166	(2,121)	4,045
Above-market lease intangibles	1,951	(542)	1,409
Total intangible assets, net	$53,627	$(28,684)	$24,943

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,230	$(1,433)	$5,797
Total intangible liabilities, net	$7,230	$(1,433)	$5,797
The estimated future amortization of our intangibles for each of the next five years and thereafter as of June 30, 2025 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2025 (remainder)	$2,535	$402	$87	$(956)
2026	4,394	732	175	(1,683)
2027	3,240	645	175	(1,542)
2028	1,765	512	175	(609)
2029	1,331	371	164	(398)
2030	949	289	94	(50)
Thereafter	2,736	745	451	(45)
	$16,950	$3,696	$1,321	$(5,283)

8.Other Assets
The following table summarizes the components of other assets:

in thousands	June 30, 2025	December 31, 2024
Note receivable(2)	$7,629	$—
Deferred rent	4,001	3,669
Prepaid expenses	1,726	791
Capitalized tax abatement, net(1)	1,114	1,196
Derivative instruments	651	1,733
Receivables, net	456	1,052
Deposits	251	339
Other	405	418
Total	$16,233	$9,198
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2025, accumulated amortization of the capitalized tax abatement was $0.6 million.
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
The following table summarizes changes to the notional amount of our derivative instruments in for the six months ended June 30, 2025:

in thousands	Notional Amount as of December 31, 2024	Additions	Termination or Expiration	Notional Amount as of June 30, 2025
Interest rate caps	$153,500	$—	$(118,500)	$35,000
Interest rate swaps	52,500	142,900	—	195,400
Total	$206,000	$142,900	$(118,500)	$230,400

The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swap as of June 30, 2025 and December 31, 2024:

	June 30, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate cap	1	$35,000	$300	$4	4.20%	0.10
Interest rate swaps	2	111,400	N/A	647	3.33%	1.27
Total assets	3	$146,400	$300	$651
Liabilities(3)
Interest rate swap	1	$84,000	N/A	$374	3.85%	1.68
Total liabilities	1	$84,000	$—	$374

	December 31, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate caps	3	$153,500	$2,108	$237	3.08%	0.22
Interest rate swap	1	52,500	N/A	1,496	2.73%	2.32
Total	4	$206,000	$2,108	$1,733
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
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate cap	$—	$121	$(196)	$(75)
Interest rate swaps	—	252	(269)	(17)
Total	$—	$373	$(465)	$(92)

	Three Months Ended June 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$251	$865	$(904)	$212
Interest rate swap	—	348	(13)	335
Total	$251	$1,213	$(917)	$547

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate cap	$—	$138	$(468)	$(330)
Interest rate swaps	—	472	(779)	(307)
Total	$—	$610	$(1,247)	$(637)

	Six Months Ended June 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$251	$1,908	$(1,263)	$896
Interest rate swap	—	696	678	1,374
Total	$251	$2,604	$(585)	$2,270
10.Borrowings
Revolving Credit Facility
INREIT OP has a Revolving Credit Facility with Bank of America, N.A. (“Bank of America”). The interest rate and spread terms are outlined below. As of June 30, 2025, the aggregate commitment is $100.0 million with an ability to request an increase up to $150.0 million in aggregate commitments.
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
As of June 30, 2025, an unused commitment fee of 0.25% accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
On July 25, 2025, we entered into an amendment to the existing Revolving Credit Facility. As a result of the amendment, the aggregate commitments allow for an ability to request an increase up to $250.0 million in aggregate commitments, subject to certain increase conditions. The amendment also extends the maturity date from September 5, 2025 to July 23, 2027 and grants an option to extend the term to July 21, 2028, subject to certain conditions. Further, the unused commitment fee was modified to be 0.25% if usage is less than 50.0% and 0.15% if usage is greater than or equal to 50.0% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company did not have an outstanding principal balance on its revolving credit facility. The weighted-average interest rates for the three and six months ended June 30, 2025 were 6.12% and 6.12%, respectively. The weighted-average interest rates for the three and six months ended June 30, 2024 were 7.12% and 7.11%, respectively. As of June 30, 2025, the borrowing capacity on the Revolving Credit Facility was $70.0 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance because the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of June 30, 2025, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(5)	Maximum Principal Amount	June 30, 2025	December 31, 2024
The Carmin	S + 1.75%(2)	3/5/2026	3/5/2032	$84,000	$84,000	$65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(3)	4/28/2027	4/28/2029	$113,500	111,441	111,441
Midwest Industrial Portfolio	4.44% and S + applicable margin(4)	7/5/2027	N/A	$70,000	—	70,000
Total mortgages payable					235,101	286,601
Deferred financing costs, net					(984)	(1,335)
Mortgage notes payable, net					$234,117	$285,266
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The weighted-average interest rate for the three and six months ended June 30, 2025 was 6.08%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.07% and 7.08%, respectively.
(3)The weighted-average interest rate for the three and six months ended June 30, 2025 was 5.77% and 5.96%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2024 was 6.77% and 6.78%, respectively.
(4)On April 24, 2025, we repaid the mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) in connection with our buyout of the joint venture partner. We incurred debt extinguishment charges of $0.5 million in connection with the early repayment of the mortgage note. The mortgage note was secured by these properties and bore interest at two rates. Of the $70.0 million principal balance, $35.0 million bore interest at a fixed rate of 4.44%, and $35.0 million bore interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and six months ended June 30, 2025 was 5.33% and 5.39%, respectively and 5.73% for the three and six months ended June 30, 2024, respectively.
(5)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
As of June 30, 2025, we were in compliance with all loan covenants in our mortgage note agreements.
Financing Obligation, Net
In connection with the sale and leaseback of The Carmin property, as of June 30, 2025, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of June 30, 2025:

in thousands
Year	Revolving Credit Facility	Mortgages Payable(1)	Financing Obligation	Total
2025 (remaining)	$—	$—	$3	$3
2026	—	—	12	12
2027	—	39,660	15	39,675
2028	—	—	18	18
2029	—	111,441	21	111,462
2030	—	—	25	25
Thereafter	—	84,000	36,245	120,245
Total	$—	$235,101	$36,339	$271,440
(1) Assumes all extension options are exercised for mortgage note agreements that may be extended at our option, subject to compliance with certain financial and administrative covenants.

11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	June 30, 2025	December 31, 2024
Intangible liabilities, net	$5,283	$5,797
Common stock repurchases	2,854	1,308
Real estate taxes payable	2,352	3,066
Tenant security deposits	1,666	1,651
Subscriptions received in advance(1)	1,457	835
Prepaid rental income	1,318	1,153
Accrued interest expense	834	1,300
Distributions payable	652	633
Derivative instruments	374	—
Accounts payable and accrued expenses	342	315
Total	$17,132	$16,058
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the three and six months ended June 30, 2025 and 2024:

Total
Balance at December 31, 2024	14,466,761
Distribution reinvestment	182,884
Balance at March 31, 2025	14,649,645
Distribution reinvestment	187,401
Balance at June 30, 2025	14,837,046

Balance at December 31, 2023	13,783,204
Distribution reinvestment	164,658
Balance at March 31, 2024	13,947,862
Distribution reinvestment	169,005
Balance at June 30, 2024	14,116,867
For the three and six months ended June 30, 2025 and 2024, we did not record any adjustments to the value of the Class N shares held by MassMutual.
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
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three and six months ended June 30, 2025, we recorded an decrease to redeemable non-controlling interest in INREIT OP and an increase to additional paid-in capital of approximately $35,000 to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our June 30, 2025 NAV per Class E unit in INREIT OP. For the three and six months ended June 30, 2024, we recorded an increase to redeemable non-controlling interest in INREIT OP and a decrease to additional paid-in capital of approximately $27,000 and $81,000, respectively, to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our June 30, 2024 NAV per Class E unit in INREIT OP.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Net income (loss) allocated	$37	$(3)	$55	$(42)
Distributions	$8	$59	$30	$130
Adjustment to carrying value	$(35)	$27	$(35)	$81
As of June 30, 2025 and December 31, 2024, distributions payable to the Special Limited Partner were approximately $1,000 and $10,000, respectively.

13.Equity
Preferred Stock
As of June 30, 2025 and December 31, 2024, we had zero shares of Series A Preferred Stock issued and outstanding. We have 100,000,000 shares of Series A Preferred Stock authorized with a par value of $0.01 per share.
Common Stock
The following tables detail the movement in our outstanding shares of common stock:

	Six Months Ended June 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	—	—	22,605,661
Issuance of common stock	1,910	55,399	7,134	90,685	20,327	—	—	—	175,455
Exchange of common stock	—	—	(8,680)	8,636	—	—	—	—	(44)
Common stock repurchased	(2,607)	(3,599)	(3,778)	(326,951)	(18,180)	—	—	—	(355,115)
Distribution reinvestment	2,206	3,967	4,203	8,300	2,672	182,884	—	—	204,232
Balance at March 31, 2025	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	—	—	22,630,189
Issuance of common stock	5,061	36,937	3,586	149,612	30,011	—	—	—	225,207
Common stock repurchased	(340)	—	(14,501)	(223,330)	(13,853)	—	—	—	(252,024)
Exchange of common stock	(351,765)	(351,765)	(355,231)	(307,836)	—	—	878,895	439,448	(48,254)
Distribution reinvestment	2,266	4,695	4,253	9,065	2,760	187,401	—	—	210,440
Balance at June 30, 2025	287,453	472,364	514,176	4,083,641	1,252,535	14,837,046	878,895	439,448	22,765,558

	Six Months Ended June 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	—	—	21,280,804
Issuance of common stock	7,631	115,782	32,613	371,514	15,742	—	—	—	543,282
Common stock repurchased	(226)	—	(262)	(242,673)	(15,463)	—	—	—	(258,624)
Distribution reinvestment	1,985	1,615	3,677	5,690	2,506	164,658	—	—	180,131
Balance at March 31, 2024	622,795	645,665	868,626	4,467,271	1,193,374	13,947,862	—	—	21,745,593
Issuance of common stock	3,665	32,743	11,187	379,827	16,418	—	—	—	443,840
Common stock repurchased	(257)	—	(18,190)	(252,147)	(8,542)	—	—	—	(279,136)
Exchange of common stock	—	—	—	(574)	547	—	—	—	(27)
Distribution reinvestment	2,065	2,806	3,852	6,686	2,512	169,005	—	—	186,926
Balance at June 30, 2024	628,268	681,214	865,475	4,601,063	1,204,309	14,116,867	—	—	22,097,196
Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and six months ended June 30, 2025, we declared distributions of $9.4 million and $18.8 million, respectively. For the three and six months ended June 30, 2024, we declared distributions of $9.2 million and $18.2 million, respectively. We accrued $2.5 million, respectively, for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. Additionally, as of June 30, 2025 and December 31, 2024, we accrued $0.7 million and $0.6 million, respectively, for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.1380	$0.1380
Stockholder servicing fee per share(1)	—	(0.0349)	(0.0391)	(0.0119)	—	—	—	—	—
Net distributions declared per share	$—	$0.3806	$0.3764	$0.4036	$0.4155	$0.4155	$0.4155	$0.1380	$0.1380

	Three Months Ended June 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$31.2500	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$—	$—
Stockholder servicing fee per share(1)	—	(0.0258)	(0.0284)	(0.0103)	—	—	—	—	—
Net distributions declared per share	$31.2500	$0.3897	$0.3871	$0.4052	$0.4155	$0.4155	$0.4155	$—	$—

	Six Months Ended June 30, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.1380	$0.1380
Stockholder servicing fee per share(1)	—	(0.0595)	(0.0687)	(0.0219)	—	—	—	—	—
Net distributions declared per share	$—	$0.7722	$0.7630	$0.8098	$0.8317	$0.8317	$0.8317	$0.1380	$0.1380

	Six Months Ended June 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$31.2500	$0.8337	$0.8337	$0.8337	$0.8337	$0.8337	$0.8337	$—	$—
Stockholder servicing fee per share(1)	—	(0.0516)	(0.0512)	(0.0207)	—	—	—	—	—
Net distributions declared per share	$31.2500	$0.7821	$0.7825	$0.8130	$0.8337	$0.8337	$0.8337	$—	$—
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

Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan. For the three and six months ended June 30, 2025, we repurchased 238,171 and 579,434 shares of common stock for $6.3 million and $15.4 million, respectively, and fulfilled all repurchase requests that were made. For the three and six months ended June 30, 2024, we repurchased 270,675 and 520,837 shares of common stock for $7.6 million and $14.7 million, respectively, and fulfilled all repurchase requests that were made.
14.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
in thousands, except per share amount	2025	2024	2025	2024
Net income (loss) available to common stockholders	$(4,137)	$(1,160)	$(6,484)	$(264)

Weighted average common shares outstanding	22,850,487	22,097,383	22,791,661	21,864,651
Effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average common shares outstanding	22,850,487	22,097,383	22,791,661	21,864,651
Earnings (loss) per share:
Basic	$(0.18)	$(0.05)	$(0.28)	$(0.01)
Diluted	$(0.18)	$(0.05)	$(0.28)	$(0.01)
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, none of these investments were expected to be sold at a value materially different than NAV.

Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our financial instruments measured at fair value on a recurring basis:

	June 30, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$1,954	$55,767	$—	$—	$57,721
Investment in commercial loan	—	—	12,190	—	12,190
Investment in affiliated fund	—	—	—	14,487	14,487
Interest rate caps	—	4	—	—	4
Interest rate swap	—	647	—	—	647
Total assets	$1,954	$56,418	$12,190	$14,487	$85,049
Liabilities:
Interest rate swap	$—	$374	$—	$—	$374
Total liabilities	$—	$374	$—	$—	$374

	December 31, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$5,600	$50,872	$—	$—	$56,472
Investment in commercial loan	—	—	12,996	—	12,996
Investment in affiliated fund	—	—	—	21,342	21,342
Interest rate caps	—	237	—	—	237
Interest rate swap	—	1,496	—	—	1,496
Total assets	$5,600	$52,605	$12,996	$21,342	$92,543
The following table details our investment in commercial loan measured at fair value on a recurring basis using Level 3 inputs:

in thousands	Investment in Commercial Loan
Balance as of December 31, 2024	$12,996
Unrealized gain (loss)	(45)
Loan repayment	(761)
Balance as of June 30, 2025	$12,190
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investment in commercial loan as of June 30, 2025.

				Weighted Average Rate
Type	Asset Class	Valuation Technique	Unobservable Input	June 30, 2025	December 31, 2024
Commercial loan	Industrial	Discounted cash flow	Discount rate	8.75%	8.75%
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

	June 30, 2025		December 31, 2024
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$235,101	$233,849	$286,601	$283,937
Total	$235,101	$233,849	$286,601	$283,937

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
During the three and six months ended June 30, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.
16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024 are three consolidated entities and one consolidated entity, respectively, that are VIEs for which we are the primary beneficiary. These entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
In addition, included within our condensed consolidated financial statements as of June 30, 2025 and December 31, 2024 are three consolidated entities and two consolidated entities, respectively, that are VIEs that were established in connection with our DST Program. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between the VIEs and the Company. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and the Company is responsible for the key decisions of the VIEs that were made at formation and has the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
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

The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our condensed consolidated balance sheets:

in thousands	June 30, 2025	December 31, 2024
Total number of consolidated VIEs	6	3

Restricted assets:
Investments in real estate, net	$376,048	$155,313
Cash and cash equivalents	5,043	2,254
Intangible assets, net	11,304	7,025
Other assets	2,581	1,108
Total restricted assets	$394,976	$165,700

VIE non-recourse liabilities:
Mortgages payable, net	$83,671	$—
Financing obligation, net	53,987	—
Accounts payable, accrued expenses, and other liabilities	6,510	4,147
Total VIE non-recourse liabilities:	$144,168	$4,147
Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our condensed consolidated balance sheets:

in thousands	June 30, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$29,453	$24,400	—%
Retail GP Fund	18,143	22,200	4.5% to 9.0%
Homestead	119	2,700	50.0%
Total unconsolidated variable interest entities	$47,715	$49,300

in thousands	December 31, 2024
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$28,693	$24,400	—%
Retail GP Fund	22,019	22,200	4.5% to 9.0%
Homestead	94	2,700	50.0%
Total unconsolidated variable interest entities	$50,806	$49,300
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

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of June 30, 2025 and December 31, 2024, we have raised $113.0 million and $46.5 million, respectively, related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of June 30, 2025, the following investments are included in our DST Program:

13034 Excelsior	5201 Industry
Bend Self-Storage Portfolio	Clarksville Self-Storage Portfolio
River Road Storage	South Loop Storage
University Parkway Storage	Meridian Business 340
Capital Park 2919	3101 Agler

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
18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	June 30, 2025	December 31, 2024
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued reimbursable organization and offering expenses(1)	2,663	1,403
Accrued stockholder servicing fee	2,614	2,506
Distributions payable	2,471	2,511
Accrued reimbursable operating expenses(1)	2,131	4,898
Accrued management fee	461	375
Performance participation interest	8	—
Accrued affiliate service provider expenses	—	92
Total	$22,523	$23,960
(1)We reimburse the Adviser on a quarterly basis for all accrued operating expenses incurred subsequent to December 31, 2021 and accrued organization and offering expenses incurred subsequent to December 31, 2022. Please refer to the ‘Accrued Reimbursable Operating, Organization and Offering Expenses’ section below for further details.

Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares, Class I shares, Class S-PR shares and Class K-PR shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class S, Class S-1, Class S-2, Class D, Class D-2, Class I, Class S-PR and Class K-PR units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, is excluded for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and six months ended June 30, 2025, we incurred management fees of $0.7 million and $1.3 million, respectively. During the three and six months ended June 30, 2024, we incurred management fees of $0.5 million and $1.0 million, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, we accrued $0.5 million and $0.4 million, respectively, of management fees. During the three and six months ended June 30, 2025, we issued 22,900 and 42,346 Class E shares, respectively, as payment for the management fees earned. During the three and six months ended June 30, 2024, we issued 16,785 and 32,333 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and six months ended June 30, 2025, the Adviser submitted 13,853 and 27,705 Class E shares for repurchase by the Company, for a total repurchase amount of $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2024, the Adviser submitted 8,461 and 16,921 Class E shares for repurchase by the Company, for a total repurchase amount of $0.2 million and $0.5 million, respectively.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest started to accrue in June 2025 and is calculated and payable on an annual basis. For the three and six months ended June 30, 2025, we incurred approximately $8,000, respectively, for the Special Limited Partner's performance participation interest. For the three and six months ended June 30, 2024, the Special Limited Partner did not earn a performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. During the three and six months ended June 30, 2025, the Special Limited Partner submitted 30,516 and 61,032 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million and $1.7 million, respectively. During the three and six months ended June 30, 2024, the Special Limited Partner submitted 28,982 and 57,965 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million and $1.7 million, respectively.
Reimbursement of Expenses Incurred by Adviser
During the three and six months ended June 30, 2025, we incurred $0.3 million and $0.7 million, respectively, for expenses incurred by the Adviser on our behalf. During the three and six months ended June 30, 2024, we incurred $0.2 million and $0.6 million, respectively, for expenses incurred by the Adviser on our behalf.
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

We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Offering. As of June 30, 2025 and December 31, 2024, we have paid $0.2 million and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Offering and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

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
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. Invesco Real Estate Exchange LLC, an indirect wholly owned subsidiary of the Company (the “DST Sponsor”), pays the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the three and six months ended June 30, 2025, we incurred upfront selling commissions, upfront dealer manager and placement fees of $0.2 million and $0.9 million, respectively. For the three and six months ended June 30, 2024, we incurred upfront selling commissions, upfront dealer manager and placement fees of approximately $88,000 and $0.1 million, respectively. Invesco DST Manager LLC, which is indirectly owned by the Adviser and is an affiliate of the Sponsor, serves as the manager for the DST Program and receives a management fee equal to 0.15% per annum of Interests sold. The Dealer Manager receives an investor servicing fee equal to 0.25% per annum of Interests sold. For the three and six months ended June 30, 2025, the expense incurred for management and investor servicing fees was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2024, the expense incurred for management and investor servicing fees was approximately $17,000 and $27,000, respectively.
For the first DST Offering, an affiliate of Invesco received an organizational and offering expense reimbursement of 0.5% of Interests sold. We did not incur any organizational and offering expense reimbursement fees for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, we incurred organizational and offering expense reimbursement fees of approximately $36,000 and $64,000, respectively. For the second and third DST Offering, our Operating Partnership receives an organizational and offering expense reimbursement of 0.5% of Interests sold. For the three and six months ended June 30, 2025, we recorded income from organizational and offering expense reimbursement of approximately $40,000 and $0.3 million, recorded as a component of other revenue on our condensed consolidated statement of operations. We did not record any income from organizational and offering expense reimbursement for the three and six months ended June 30, 2024.

Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the three and six months ended June 30, 2025, we recorded income from closing cost reimbursements of approximately $40,000 and $0.3 million, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations. For the three and six months ended June 30, 2024, we recorded income from closing cost reimbursements of approximately $36,000 and $64,000, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations.
See additional information on the DST Program in Note 17 — “DST Program.”
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of June 30, 2025 and December 31, 2024, excluding the Class E Shares issued for payment of the management fee held by the Adviser as described above.

	June 30, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,837,046	—	—	$436,486
Invesco Global Property Plus Fund	—	—	—	338,888	834,416	—	—	—	38,137
Invesco Realty, Inc.	90	91	91	—	—	—	878,895	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	126,576	—	—	—	3,507
	90	91	91	338,888	960,992	14,837,046	878,895	439,448	$517,146

	December 31, 2024
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,466,761	—	—	$426,204
Invesco Global Property Plus Fund	—	—	—	790,720	834,415	—	—	—	46,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	125,600	—	—	—	3,479
	351,856	351,856	351,856	1,102,003	960,015	14,466,761	—	—	$515,199
(1)Members of our board of directors and employees of our Adviser are made up of officers of the Company or employees who serve on the Company’s steering committee. This includes stock awards issued to members of our board of directors under our Share-Based Compensation Plan. Total Purchase Price for stock awards issued under our Share-Based Compensation Plan represents the value of shares issued as equity compensation.
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of June 30, 2025 and December 31, 2024, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of June 30, 2025 and December 31, 2024, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Accrued Reimbursable Operating, Organization and Offering Expenses

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of June 30, 2025 and December 31, 2024, we have $2.1 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organizational and offering expenses incurred subsequent to December 31, 2022. As of June 30, 2025 and December 31, 2024, we have $2.7 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2025 did not exceed the charter-imposed limitation.
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
During the three and six months ended June 30, 2025, we incurred $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and six months ended June 30, 2024, we incurred approximately $47,000 and $89,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
Investment in Affiliated Fund
As of June 30, 2025, we have an investment of $14.5 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the three and six months ended June 30, 2025, we incurred $0.1 million and $0.2 million, respectively, for our wholly owned properties and approximately $33,000 and $62,000, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statement of operations. For the three and six months ended June 30, 2024, we incurred $0.1 million, respectively, for our wholly owned properties and approximately $29,000, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statement of operations.
Other
As of June 30, 2025, we have an outstanding commitment of $65.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. On July 25, 2025, the commitment was reduced by $35.0 million pursuant to and in accordance with the terms of the amended Revolving Credit Facility bringing their total commitment to $30.0 million. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of June 30, 2025, we have not called any of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 12 — “Redeemable Equity Instruments.”
19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2025, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not subject to any material litigation or aware of any pending or threatened material litigation.

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
The following table details the components of operating lease income:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Fixed lease payments	$12,950	$12,993	$25,488	$25,884
Variable lease payments	1,548	1,565	3,928	3,168
Rental revenue	$14,498	$14,558	$29,416	$29,052
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents(1)
2025 (remainder)	$9,817
2026	19,106
2027	16,492
2028	14,681
2029	11,917
2030	9,817
Thereafter	43,770
Total	$125,600
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

21.Segment Reporting
As of June 30, 2025, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt and real estate-related securities. Real estate debt includes an originated commercial loan, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually.
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
The following table summarizes our total assets by segment:

in thousands	June 30, 2025	December 31, 2024
Healthcare	$62,018	$64,292
Office	28,601	29,270
Industrial	209,155	216,473
Self-Storage	71,051	71,242
Multifamily	188,575	193,547
Student Housing	158,249	151,382
Grocery-Anchored Retail	61,969	62,843
Real Estate Debt	56,193	63,161
Real Estate-Related Securities	66,143	56,472
Corporate and Other	93,289	74,397
Total assets	$995,243	$983,079

The following table summarizes our financial results by segment for the three months ended June 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$731	$3,585	$1,625	$3,910	$3,110	$1,445	$—	$—	$92	$14,498
Income from commercial loans	—	—	—	—	—	—	—	390	—	—	390
Other revenue	—	—	87	152	114	327	—	—	—	80	760
Total revenues	—	731	3,672	1,777	4,024	3,437	1,445	390	—	172	15,648

Expenses:
Rental property operating	—	136	1,520	902	2,096	1,482	534	—	—	(39)	6,631
Total expenses	—	136	1,520	902	2,096	1,482	534	—	—	(39)	6,631
Income (loss) from unconsolidated entities, net	876	—	—	—	—	—	—	831	—	1,188	2,895
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	224	—	—	224
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	697	—	697
Segment net operating income (loss)	$876	$595	$2,152	$875	$1,928	$1,955	$911	$1,445	$697	$1,399	$12,833

Depreciation and amortization	$(1,557)	$(341)	$(2,300)	$(462)	$(2,070)	$(1,495)	$(517)	$—	$—	$(887)	$(9,629)

General and administrative											(2,495)
Gain (loss) on derivative instruments, net											(92)
Unrealized gain (loss) on commercial loans											21
Debt extinguishment charges											(451)
Interest income											756
Interest expense											(3,925)
Management fee - related party											(708)
Performance participation interest - related party											(8)
Other income (expense)											(85)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(3,783)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											(317)
Net (income) loss attributable to non-controlling interest in INREIT OP											(37)
Net income (loss) attributable to common stockholders											$(4,137)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$2,895
Depreciation and amortization attributable to unconsolidated entities	(2,476)
Income (loss) from unconsolidated entities, net	$419
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2025:

in thousands
Segment depreciation and amortization	$(9,629)
Depreciation and amortization attributable to unconsolidated entities	2,476
Depreciation and amortization	$(7,153)

The following table summarizes our financial results by segment for the three months ended June 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$741	$2,346	$2,138	$2,940	$4,964	$1,429	$—	$—	$—	$14,558
Income from commercial loans	—	—	—	—	—	—	—	1,140	—	—	1,140
Other revenue	—	—	60	222	61	285	1	—	—	36	665
Total revenues	—	741	2,406	2,360	3,001	5,249	1,430	1,140	—	36	16,363

Expenses:
Rental property operating	—	162	800	683	1,433	2,082	442	—	—	177	5,779
Total expenses	—	162	800	683	1,433	2,082	442	—	—	177	5,779
Income (loss) from unconsolidated entities, net	952	—	—	—	—	—	—	781	—	555	2,288
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	505	—	—	505
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	737	—	737
Segment net operating income (loss)	$952	$579	$1,606	$1,677	$1,568	$3,167	$988	$2,426	$737	$414	$14,114

Depreciation and amortization	$(1,656)	$(416)	$(1,384)	$(638)	$(1,214)	$(1,722)	$(545)	$—	$—	$(553)	$(8,128)

General and administrative											(1,765)
Gain (loss) on derivative instruments, net											547
Unrealized gain (loss) on commercial loans											56
Interest income											477
Interest expense											(6,114)
Management fee - related party											(498)
Other income (expense)											(301)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(1,612)
Dividends to preferred stockholders											(2)
Issuance and redemption costs of redeemed preferred stock											(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											475
Net (income) loss attributable to non-controlling interest in INREIT OP											3
Net income (loss) attributable to common stockholders											$(1,160)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended June 30, 2024:

in thousands
Segment income (loss) from unconsolidated entities	$2,288
Depreciation and amortization attributable to unconsolidated entities	(2,209)
Income (loss) from unconsolidated entities, net	$79
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended June 30, 2024:

in thousands
Segment depreciation and amortization	$(8,128)
Depreciation and amortization attributable to unconsolidated entities	2,209
Depreciation and amortization	$(5,919)

The following table summarizes our financial results by segment for the six months ended June 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,462	$7,673	$3,199	$7,836	$6,301	$2,853	$—	$—	$92	$29,416
Income from commercial loans	—	—	—	—	—	—	—	785	—	—	785
Other revenue	—	—	174	303	223	584	1	—	—	745	2,030
Total revenues	—	1,462	7,847	3,502	8,059	6,885	2,854	785	—	837	32,231

Expenses:
Rental property operating	—	294	2,545	1,611	3,929	2,957	1,004	—	—	(3)	12,337
Total expenses	—	294	2,545	1,611	3,929	2,957	1,004	—	—	(3)	12,337
Income (loss) from unconsolidated entities, net	1,830	—	—	—	—	—	—	1,645	—	1,907	5,382
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	697	—	—	697
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	1,250	—	1,250
Segment net operating income (loss)	$1,830	$1,168	$5,302	$1,891	$4,130	$3,928	$1,850	$3,127	$1,250	$2,747	$27,223

Depreciation and amortization	$(3,084)	$(683)	$(4,816)	$(918)	$(4,833)	$(2,406)	$(1,039)	$—	$—	$(1,320)	$(19,099)

General and administrative											(4,599)
Gain (loss) on derivative instruments, net											(637)
Unrealized gain (loss) on commercial loans											(45)
Net gain from sale of membership interest											—
Debt extinguishment charges											(485)
Interest income											1,486
Interest expense											(8,485)
Management fee - related party											(1,313)
Performance participation interest - related party											(8)
Other income (expense)											(163)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(6,125)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											(304)
Net (income) loss attributable to non-controlling interest in INREIT OP											(55)
Net income (loss) attributable to common stockholders											$(6,484)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$5,382
Depreciation and amortization attributable to unconsolidated entities	(4,890)
Income (loss) from unconsolidated entities, net	$492
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the six months ended June 30, 2025:

in thousands
Segment depreciation and amortization	$(19,099)
Depreciation and amortization attributable to unconsolidated entities	4,890
Depreciation and amortization	$(14,209)

The following table summarizes our financial results by segment for the six months ended June 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,482	$4,811	$4,219	$5,795	$9,977	$2,768	$—	$—	$—	$29,052
Income from commercial loans	—	—	—	—	—	—	—	2,270	—	—	2,270
Other revenue	—	—	177	443	117	602	2	—	—	64	1,405
Total revenues	—	1,482	4,988	4,662	5,912	10,579	2,770	2,270	—	64	32,727

Expenses:
Rental property operating	—	298	1,494	2,782	2,516	4,178	918	—	—	232	12,418
Total expenses	—	298	1,494	2,782	2,516	4,178	918	—	—	232	12,418
Income (loss) from unconsolidated entities, net	2,428	—	—	—	—	—	—	1,556	—	1,546	5,530
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	1,156	—	—	1,156
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	1,755	—	1,755
Segment net operating income (loss)	$2,428	$1,184	$3,494	$1,880	$3,396	$6,401	$1,852	$4,982	$1,755	$1,378	$28,750

Depreciation and amortization	$(3,334)	$(832)	$(2,760)	$(1,275)	$(2,560)	$(3,471)	$(1,045)	$—	$—	$(1,115)	$(16,392)

General and administrative											(2,763)
Gain (loss) on derivative instruments, net											2,270
Unrealized gain (loss) on commercial loans											110
Interest income											775
Interest expense											(12,073)
Management fee - related party											(963)
Other income (expense)											(489)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(775)
Dividends to preferred stockholders											(4)
Issuance and redemption costs of redeemed preferred stock											(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											497
Net (income) loss attributable to non-controlling interest in INREIT OP											42
Net income (loss) attributable to common stockholders											$(264)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the six months ended June 30, 2024:

in thousands
Segment income (loss) from unconsolidated entities	$5,530
Depreciation and amortization attributable to unconsolidated entities	(4,449)
Income (loss) from unconsolidated entities, net	$1,081
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

As of June 30, 2025, we own or have invested in 59 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of June 30, 2025, we also own real estate-related securities, have an investment in a commercial loan and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
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
As of August 8, 2025, we have received aggregate gross proceeds of $231.5 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
We are conducting private offerings of up to $1.0 billion in shares of our Class N common stock (“Class N shares” or “Class N common stock”) (the “Class N Private Offering”) and up to $20 million in shares of our Class E common stock (“Class E shares” and the “Class E Private Offering,” respectively). All of the Class N shares that were repurchased were classified as Class N redeemable common stock on our condensed consolidated balance sheets. On August 1, 2025, we commenced an additional private offering in shares of our Class S-PR common stock (“Class S-PR shares” or “Class S-PR common stock”) and our Class K-PR common stock (Class K-PR shares” or “Class K-PR common stock”) ( the “Class PR Offering”) (collectively, the “Private Offerings”). As of August 8, 2025, we have received gross proceeds of $600.8 million in the Private Offerings, and we have repurchased $74.8 million of Class N shares and $0.4 million of Class E shares, funded by proceeds from both the Offering and Private Offerings.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of August 8, 2025, we have raised $133.4 million from our DST Program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income generated by the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, changing macroeconomic landscape, interest rates, capital flows and transaction activity had the most direct impacts on our performance and financial condition during the second quarter of 2025.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Inflation and economic trend data, along with policy shifts with a new administration, will ultimately determine if and when interest rates decline. For the time being, secured borrowing costs for core and core plus real estate remain in the 5-6% range, which will inform how investors underwrite value and their conviction in required growth. Our investment decisions today are further colored by a divergence in sector fundamentals, impacts of recent changes to U.S. trade policies and the resulting impacts to both near-term and long-term consumer demand. Amid today’s economic uncertainty and volatility, real estate offers tangible, income-generating assets with low correlation to public market fluctuations, making it an effective portfolio diversifier. New trade policies may cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation. This could create attractive entry points and investment opportunities, further emphasizing the importance to prioritize investment-level execution to generate outperformance.
Rental Property Operating Results
We generate rental property income primarily from rental revenue received by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with above or at market value rents for the properties that we acquire, and rent collection, which primarily relates to each current and future tenant’s financial condition and ability to make rent payments to us on time. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.

Our investments are diversified across sectors, including student-housing, multifamily, self-storage, industrial and healthcare. With our pipeline of new investments, ample liquidity and low leverage, we believe we have a unique opportunity to access private real estate at an inflection point. While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.

Q2 2025 Highlights
Operating Results
•We declared monthly net distributions totaling $9.4 million for the three months ended June 30, 2025. The details of the average annualized distributions rates and total returns are shown in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N
Average Annualized Distribution Rate(1)(4)	5.5%	5.5%	6.1%	6.3%	5.9%	6.0%
Year-to-Date Total Return, without upfront selling commissions(2)(4)	0.8%	0.8%	1.0%	1.1%	1.5%	1.5%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)(4)	(2.7)%	(2.7)%	(0.6)%	1.1%	1.5%	1.5%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)(4)	4.1%	4.2%	4.3%	4.7%	6.0%	7.8%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)(4)	3.2%	3.3%	4.0%	4.7%	6.0%	7.8%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended June 30, 2025.
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
(4)The inception date for Class S-PR and K-PR shares was June 30, 2025. They are excluded from the table due to minimal activity.
Capital Activity
•We raised $11.8 million of net proceeds from the sale of our common stock during the three months ended June 30, 2025 and also have raised a total of $113.0 million in proceeds from the DST Program as of June 30, 2025.
•During the three months ended June 30, 2025, our second DST Offering was fully subscribed which raised $85.7 million in proceeds.
Investments
•We purchased $1.7 million and sold $0.7 million in real estate-related securities bringing our total investment in real estate-related securities to $57.7 million.
•We purchased an 85-site, fully-leased, manufactured housing community in Houston, Texas for $9.7 million inclusive of closing costs.
•We completed a buyout of the joint venture partner for the Meridian Business 940, Capital Park 2919, and 3101 Agler properties that were previously included as part of the Midwest Industrial Portfolio.
Financings
•We repaid the mortgage note secured by the Midwest Industrial Portfolio in connection with the joint venture buyout which had a total principal balance of $70.0 million and incurred debt extinguishment charges of $0.5 million.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of June 30, 2025:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on fair value as of June 30, 2025:
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
As of June 30, 2025, we owned interests in 59 properties, which we acquired for a total purchase price of $889.7 million, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of June 30, 2025:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Industrial	12	1,877,967 sq. ft.	80%	$214,134	$7,847	20%
Healthcare	20	1,030,397 sq. ft.	94%	167,791	1,830	5%
Multifamily	2	541 units	97%	126,058	8,059	20%
Student Housing	1	833 beds	85%	115,487	6,885	17%
Self-Storage	8	462,520 sq. ft.	91%	79,684	3,502	9%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,200	2,854	7%
Office	1	80,980 sq. ft.	100%	27,900	1,462	4%
Other(4)	14	4,252,125 sq. ft. / 85 units	100%	66,766	2,744	7%
Total	59			$858,020	$35,183	89%
(1)Based on fair value as of June 30, 2025. The Gross Asset Value includes investments in both consolidated and unconsolidated real estate. The unconsolidated investments, excluding preferred equity investments, are included at our pro-rata share of the investment. For our preferred equity investments, we include the fair value of our preferred equity investment. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2025. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include real estate debt and real estate-related securities. See the tables below for the remainder of our segment revenue.
(4)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC and our investment in a manufactured housing community. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of June 30, 2025:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	3	$55,920	$3,127	8%
(1)Based on fair value as of June 30, 2025. The Fair Value includes an investment in a commercial mortgage, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2025. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC (“San Simeon Preferred Equity”) investment, income from commercial loans and income from the investment in an affiliated fund.

(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate-related securities.
The following table provides a summary of our real estate-related securities as of June 30, 2025:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate-Related Securities	26	$57,721	$1,250	3%
(1)Based on fair value as of June 30, 2025. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2025. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate debt.

Real Estate
The following table provides information regarding our portfolio of real estate as of June 30, 2025:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Purchase Price ($ in thousands)	Sq. Feet / Units /Beds		Occupancy
Industrial:
13034 Excelsior(5)	1	Norwalk, CA	December 2020	100%	$18,594	53,527	sq. ft.	100%
5201 Industry(5)	1	Pico Rivera, CA	December 2020	100%	12,483	40,480	sq. ft.	100%
Meridian Business 940(2)(5)	1	Aurora, IL	September 2021	100%	29,615	257,542	sq. ft.	100%
Capital Park 2919(2)(5)	1	Grove City, OH	January 2022	100%	28,030	378,283	sq. ft.	100%
3101 Agler Road(2)(5)	1	Columbus, OH	March 2022	100%	20,503	160,000	sq. ft.	100%
Earth City 13330(2)	1	Earth City, MO	March 2022	95%	37,418	542,600	sq. ft.	42%
International Business 4535	1	Charlotte, NC	July 2024	100%	8,731	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	62,069	384,335	sq. ft.	85%
Total Industrial	12				217,443	1,877,967	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	162,023	360	units	97%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	36,954	181	units	95%
Total Multifamily	2				198,977	541	units

Student Housing:
The Carmin	1	Tempe, AZ	December 2021	59%	163,692	833	beds	85%
Total Student Housing	1				163,692	833	beds

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	86,416	1,030,397	sq. ft.	94%
Total Healthcare	20				86,416	1,030,397	sq. ft.

Self-Storage:
River Road Storage(5)	1	Salem, OR	September 2021	100%	15,540	76,034	sq. ft.	88%
South Loop Storage(5)	1	Houston, TX	September 2021	100%	11,141	66,981	sq. ft.	90%
University Parkway Storage(5)	1	Winston-Salem, NC	April 2022	100%	12,154	52,275	sq. ft.	97%
Bend Self-Storage Portfolio(5)	2	Bend, OR	June 2022	100%	18,078	62,805	sq. ft.	91%
Clarksville Self-Storage Portfolio(5)	3	Clarksville, TN	July 2022	100%	24,529	204,425	sq. ft.	90%
Total Self-Storage	8				81,442	462,520	sq. ft.

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	65,553	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				65,553	122,225	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	35,729	80,980	sq. ft.	100%
Total Office	1				35,729	80,980	sq. ft.

Other:
Retail GP Fund(4)	13	Various(4)	Various(4)	4.5% - 9.0%	30,700	4,252,125	sq. ft.	90%
Tanner Road MHC	1	Houston, TX	May 2025	100%	9,718	85	units	100%
Total Other	14				40,418
Total Investment Properties	59				$889,670

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
(2)Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 were previously presented as Midwest Industrial Portfolio. On April 24, 2025, we purchased the remaining 5% interest of the Meridian Business 940, Capital Park 2919 and 3101 Agler properties, in which we previously had a 95% ownership interest, from our joint venture partner.
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
(5)These properties are held through our DST Program as of June 30, 2025 and have been consolidated in our condensed consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures in our condensed consolidated balance sheets.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of June 30, 2025. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands) (1)(2)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2025 (remaining)	31	$2,952	6%	122,740	5%
2026	43	5,130	11%	401,612	15%
2027	30	3,944	9%	368,655	14%
2028	37	5,073	11%	145,969	5%
2029	31	6,239	14%	510,891	19%
2030	23	3,703	8%	169,287	6%
2031	12	1,592	3%	142,775	5%
2032	11	1,045	2%	35,301	1%
2033	6	630	1%	20,771	2%
2034	12	1,335	3%	53,700	2%
Thereafter	32	14,557	32%	691,624	26%
Total	268	$46,200	100%	2,663,325	100%
(1)Annualized base rent is determined from the annualized June 30, 2025 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Includes 100% of the Sunbelt Medical Office Portfolio.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 90% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At June 30, 2025, our total equity investment was $29.5 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of June 30, 2025, our investment in CMI was $14.5 million.

The following table summarizes our investment in a commercial loan as of June 30, 2025 and December 31, 2024:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Maturity Date
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	$12,245	$13,007	$12,190	$12,996	2/9/2026
(1)Represents the interest rate as of June 30, 2025. The loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
Investments in Liquid Real Estate-Related Securities
As of June 30, 2025, our liquid real estate-related securities portfolio consisted of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. The following table details our investments in real estate-related securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$56,858	$(1,560)	$55,298	$469	$55,767	6.60%	11/3/2027
Preferred stock of REITs	N/A	N/A	1,974	(20)	1,954	6.50%	N/A
Total	$56,858	$(1,560)	$57,272	$449	$57,721

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
in thousands	2025	2024		2025	2024
Revenues
Rental revenue	$14,498	$14,558	$(60)	$29,416	$29,052	$364
Income from commercial loans	390	1,140	(750)	785	2,270	(1,485)
Other revenue	760	665	95	2,030	1,405	625
Total revenues	15,648	16,363	(715)	32,231	32,727	(496)
Expenses
Rental property operating	6,631	5,779	852	12,337	12,418	(81)
General and administrative	2,495	1,765	730	4,599	2,763	1,836
Management fee - related party	708	498	210	1,313	963	350
Performance participation interest - related party	8	—	8	8	—	8
Depreciation and amortization	7,153	5,919	1,234	14,209	11,943	2,266
Total expenses	16,995	13,961	3,034	32,466	28,087	4,379
Other income (expense), net
Income (loss) from unconsolidated entities, net	419	79	340	492	1,081	(589)
Gain (loss) on real estate-related securities, net	697	737	(40)	1,250	1,755	(505)
Income (loss) from investment in affiliated fund, net	224	505	(281)	697	1,156	(459)
Gain (loss) on derivative instruments, net	(92)	547	(639)	(637)	2,270	(2,907)
Unrealized gain (loss) on commercial loans	21	56	(35)	(45)	110	(155)
Debt extinguishment charges	(451)	—	(451)	(485)	—	(485)
Interest income	756	477	279	1,486	775	711
Interest expense	(3,925)	(6,114)	2,189	(8,485)	(12,073)	3,588
Other income (expense), net	(85)	(301)	216	(163)	(489)	326
Total other income (expense), net	(2,436)	(4,014)	1,578	(5,890)	(5,415)	(475)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(3,783)	$(1,612)	$(2,171)	$(6,125)	$(775)	$(5,350)
Dividends to preferred stockholders	$—	$(2)	$2	$—	$(4)	$4
Issuance and redemption costs of redeemed preferred stock	—	(24)	24	—	(24)	24
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(317)	475	(792)	(304)	497	(801)
Net (income) loss attributable to non-controlling interest in INREIT OP	(37)	3	(40)	(55)	42	(97)
Net income (loss) attributable to common stockholders	$(4,137)	$(1,160)	$(2,977)	$(6,484)	$(264)	$(6,220)

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue decreased by $0.1 million, other revenue increased by $0.1 million and rental property operating expenses increased by $0.9 million for the three months ended June 30, 2025 as compared to the same period in 2024. Rental revenue increased by $0.4 million, other revenue increased by $0.6 million and rental property operating expenses decreased by $0.1 million for the six months ended June 30, 2025 as compared to the same period in 2024. For the three and six months ended, rental revenue is consistent and increased, respectively, due to the acquisition of eight new properties in the last twelve months. For the three and six months ended, the increase in other revenue is due to an increase in interests sold in our DST Program in 2025 driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive. The increase in rental property operating expenses for the three months ended is primarily due to the acquisition of eight properties in the last twelve months. For the six months ended, rental property operating expenses decreased primarily due to a change in the accrual of promote fees at our self-storage properties in 2025 as compared to 2024. There was no promote earned as of June 30, 2025.

Income from Commercial Loans and Unrealized Gain (Loss) on Commercial Loans
During the three and six months ended June 30, 2025, income from commercial loans decreased $0.8 million and $1.5 million, respectively, compared to the three and six months ended June 30, 2024. This is due to the maturity of the Blue Grass commercial loan in September 2024. For the three months ended June 30, 2025, unrealized gain on commercial loans decreased by approximately $35,000 compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, we recorded an unrealized loss on commercial loans which is a decrease of approximately $0.2 million compared to the unrealized gain on commercial loans for the six months ended June 30, 2024. Changes for both of the comparable periods were driven by changes to the interest rate environment as compared to 2024.
General and Administrative
During the three and six months ended June 30, 2025, general and administrative expenses increased $0.7 million and $1.8 million, respectively, compared to the three and six months ended June 30, 2024. The increase was primarily due to higher corporate level expenses incurred.
Management Fee - Related Party
During the three and six months ended June 30, 2025, the management fee increased $0.2 million and $0.4 million compared to the three and six months ended June 30, 2024 due to an additional management fee payable to the Adviser from interests sold in our DST Program.
Performance Participation Interest - Related Party
During the three and six months ended June 30, 2025, the performance participation interest increased approximately $8,000 as it started to accrue in June 2025. There was no performance participation interest accrual for the three and six months ended June 30, 2024.
Depreciation and Amortization
During the three and six months ended June 30, 2025, depreciation and amortization increased $1.2 million and $2.3 million compared to the three and six months ended June 30, 2024 primarily due to the acquisition of eight properties in the last twelve months.
Income (Loss) from Unconsolidated Entities, Net
During the three and six months ended June 30, 2025, income from unconsolidated entities increased $0.3 million and decreased $0.6 million, respectively, compared to three and six months ended June 30, 2024. The increase for the three months ended is due to a promote received from the past sales of investments in our Retail GP fund. The decrease for the six months ended was primarily due to a decrease in net income at Vida JV LLC due to unrealized losses from derivatives and a decrease in net income at Retail GP Fund due to higher depreciation and amortization driven by additional investments in six properties acquired in June 2024.

Gain (Loss) on Real Estate-Related Securities, Net
During the three and six months ended June 30, 2025, our gains on real estate-related securities decreased by approximately $40,000 and 0.5 million, respectively, compared to the three and six months ended June 30, 2024. The decrease was primarily due to an increase in unrealized losses from market volatility on common stock holdings.
Income (Loss) from Investment in Affiliated Fund, Net
During the three and six months ended June 30, 2025, income from investment in affiliated fund decreased by $0.3 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2024. The decrease is primarily due to a decrease in net investment income caused by partial redemptions and distributions which decreased our investment and unrealized loss allocations of the fund.
Gain (Loss) on Derivative Instruments, Net
During the three and six months ended June 30, 2025, loss on derivative instruments changed by $0.6 million and $2.9 million, respectively, compared to a gain on derivative instruments for the three and six months ended June 30, 2024. The change for the three and six months ended June 30, 2025 is a result of unrealized losses in 2025 compared to 2024 and a decrease in contractual interest received from the derivative instruments due to expired and terminated contracts.
Debt Extinguishment Charges
During the three and six months ended June 30, 2025, we incurred debt extinguishment charges of $0.5 million, respectively, from the early repayment of the mortgage notes secured by The Carmin and Midwest Industrial Portfolio properties. We did not incur any debt extinguishment charges in the three and six months ended June 30, 2024.
Interest Income
During the three and six months ended June 30, 2025, interest income increased by $0.3 million and $0.7 million, respectively, compared to the three and six months ended June 30, 2024. The increase was primarily due to a higher cash balance as of June 30, 2025 as compared to June 30, 2024.
Interest Expense
During the three and six months ended June 30, 2025, interest expense decreased $2.2 million and $3.6 million, respectively, compared to the three and six months ended June 30, 2024. The decrease is primarily due to the repayment of the mortgage associated with a property sold in 2024 and the repayment of the mortgage related to the Midwest Industrial Portfolio that was paid off in April 2025.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Net income (loss) attributable to our stockholders	$(4,137)	$(1,160)	$(6,484)	$(264)
Adjustments to arrive at FFO:
Impairment of investments in real estate	—	—	—	—
Real estate depreciation and amortization	7,153	5,919	14,209	11,943
Amount attributed to unconsolidated entities for real estate depreciation and amortization	2,317	2,209	4,732	4,449
Amount attributed to non-controlling interests for real estate depreciation and amortization	835	(615)	(856)	(1,287)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(340)	—	(340)	(106)
FFO attributable to our stockholders	5,828	6,353	11,261	14,735
Adjustments to arrive at AFFO:
Straight-line rental income	(187)	(163)	(332)	(338)
Amortization of capitalized tax abatement(1)	42	42	83	83
Amortization of above-market and below-market lease intangibles	(421)	(55)	(867)	(111)
Amortization of deferred financing costs	426	313	747	625
Debt extinguishment charges	485	—	485	—
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(82)	825	1,098	(1,716)
Non-cash share based compensation awards	63	19	125	38
Non-cash performance participation interest	8	—	8	—
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	524	860	1,065	1,253
Amount attributed to unconsolidated entities for above adjustments	71	(12)	131	(59)
Amount attributed to non-controlling interests for above adjustments	(181)	(53)	(525)	205
AFFO attributable to our stockholders	6,576	8,129	13,279	14,715
Adjustments to arrive at FAD:
Non-cash management fee	708	498	1,313	963
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(450)	(307)	144	(337)
Accrued preferred return from preferred membership interest	(308)	(288)	(608)	(573)
Accrued preferred return from preferred equity investment	(87)	(86)	(172)	(172)
Stockholder servicing fees	(50)	(44)	(96)	(82)
Recurring capital expenditures attributed to unconsolidated entities(3)	(359)	(327)	(1,580)	(1,188)
Recurring capital expenditures attributed to non-controlling interests(3)	(10)	36	790	50
Realized (gains) losses on financial instruments(4)	995	(230)	1,029	1,388
Accrued property incentive fees	—	(356)	(92)	667
FAD attributable to our stockholders	$7,015	$7,025	$14,007	$15,431
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2025, accumulated amortization of the capitalized tax abatement was $0.6 million.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	June 30, 2025	December 31, 2024
Stockholders' equity	$89,427	$102,268
Adjustments:
Class N redeemable common stock(1)	435,407	425,178
Unrealized net real estate and borrowings appreciation (depreciation)(2)	(26,873)	(27,036)
Accumulated depreciation and amortization(3)	124,251	108,062
Impairment of investments in real estate(7)	6,182	6,182
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	284	2,018
Accrued stockholder servicing fee(6)	2,597	2,490
Straight-line rent receivable(8)	(7,820)	(7,399)
Purchase and sale of interest in consolidated joint ventures(9)	(17,020)	—
Other	—	744
NAV	$618,435	$624,507
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

(5)The Class E units in the Operating Partnership held by the Special Limited Partner have been classified as redeemable non-controlling interest, which is not a component of stockholders’ equity on our condensed consolidated balance sheets in this Quarterly Report on Form 10-Q. We include the value of these units as a component of our NAV. These Class E units are classified as redeemable non-controlling interest in the Operating Partnership on our condensed consolidated balance sheets because the Special Limited Partner has the contractual right to redeem the units under certain circumstances.
(6)Accrued stockholder servicing fee represents the accrual for the cost of the stockholder servicing fee for Class T, Class S and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
(7)We record impairment of investments in real estate in accordance with GAAP. Any impairment recorded for GAAP is excluded for purposes of determining our NAV.
(8)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
(9)Under GAAP, contributions where there is an addition or reduction in the parent’s ownership interest and control is maintained are based on the carrying value of the property at the time of the transaction. Therefore, contributions from non-controlling interests in the property may not equal total consideration received. For purposes of determining our NAV, contributions from non-controlling interests are equal to total consideration received.
The following table provides a breakdown of the major components of our total NAV as of June 30, 2025 and December 31, 2024:

in thousands, except share/unit data
Components of NAV	June 30, 2025	December 31, 2024
Investments in real estate	$785,437	$774,238
Investments in unconsolidated entities	148,221	148,905
Investments in real estate-related securities	65,939	56,472
Investment in commercial loan	12,190	12,996
Investment in affiliated fund	14,487	21,675
Cash and cash equivalents	60,711	48,820
Restricted cash	2,946	4,883
Other assets	10,965	4,395
Mortgage notes, revolving credit facility and financing obligation, net	(286,862)	(336,291)
Subscriptions received in advance	(1,457)	(835)
Other liabilities	(17,815)	(18,921)
Accrued performance participation interest	(8)	—
Management fee payable	(476)	(359)
Accrued stockholder servicing fees	(17)	(16)
Non-controlling interests in joint-ventures	(175,826)	(91,455)
Net asset value	$618,435	$624,507
Number of outstanding shares/units	22,775,730	22,676,865
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Operating Partnership Units(1)	Total
Net asset value	$7,491	$12,340	$13,410	$107,081	$34,982	$407,156	$23,794	$11,897	$284	$618,435
Number of outstanding shares/units	287,453	472,364	514,176	4,083,641	1,252,535	14,837,046	878,895	439,448	10,172	22,775,730
NAV Per Share/Unit as of June 30, 2025	$26.0615	$26.1232	$26.0804	$26.2218	$27.9293	$27.4418	$27.0728	$27.0728	$27.9293
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.

Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the June 30, 2025 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.3%	5.8%
Office	9.0%	7.3%
Industrial	8.2%	5.9%
Self-Storage	7.8%	5.8%
Multifamily	7.3%	5.5%
Student Housing	7.5%	5.8%
Retail	8.4%	7.3%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.7)%	(2.0)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.1%	+2.9%	+2.7%	+3.0%	+2.7%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.7)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%
Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. Distributions are at the discretion of our board of directors and include a review of earnings, cash flow, liquidity and capital resources.
The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The table below details the net distribution for each of our share classes for the six months ended June 30, 2025:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
January 31, 2025	$0.1310	$0.1295	$0.1361	$0.1395	$0.1395	$0.1395	$—	$—
February 28, 2025	0.1296	0.1281	0.1341	0.1372	0.1372	0.1372	—	—
March 31, 2025	0.1310	0.1290	0.1361	0.1395	0.1395	0.1395	—	—
April 30, 2025	0.1298	0.1277	0.1347	0.1380	0.1380	0.1380	—	—
May 30, 2025	0.1311	0.1290	0.1362	0.1395	0.1395	0.1395	—	—
June 30, 2025	0.1197	0.1197	0.1326	0.1380	0.1380	0.1380	0.1380	0.1380
Total	$0.7722	$0.7630	$0.8098	$0.8317	$0.8317	$0.8317	$0.1380	$0.1380

For the three and six months ended June 30, 2025, we declared distributions of $9.4 million and $18.8 million, respectively. For the three and six months ended June 30, 2024, we declared distributions of $9.2 million and $18.2 million, respectively.

The following tables summarizes our distributions declared during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30, 2025		June 30, 2024
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,602	38%	$3,741	41%
Reinvested in shares	5,803	62%	5,409	59%
Total distributions	$9,405	100%	$9,150	100%
Sources of Distributions
Cash flows from operating activities	$2,821	30%	$4,929	54%
Distributions of capital from investments in unconsolidated entities(1)	1,334	14%	2,130	23%
Offering proceeds(3)	5,250	56%	2,091	23%
Financing proceeds	—	—%	—	(1)%
Total sources of distributions	$9,405	100%	$9,150	100%

Cash flows from operating activities	$2,821		$4,929
Funds from Operations(2)	$5,828		$6,353

	Six Months Ended
	June 30, 2025		June 30, 2024
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$7,271	39%	$7,454	41%
Reinvested in shares	11,514	61%	10,733	59%
Total distributions	$18,785	100%	$18,187	100%
Sources of Distributions
Cash flows from operating activities	$7,389	40%	$6,745	37%
Distributions of capital from investments in unconsolidated entities(1)	4,384	23%	3,278	18%
Offering proceeds(3)	7,012	37%	8,164	45%
Financing proceeds	—	—%	—	—%
Total sources of distributions	$18,785	100%	$18,187	100%

Cash flows from operating activities	$7,389		$6,745
Funds from Operations(2)	$11,261		$14,735
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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of June 30, 2025 and December 31, 2024, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of June 30, 2025 and December 31, 2024, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of June 30, 2025 and December 31, 2024, we have $2.1 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of June 30, 2025 and December 31, 2024, we have $2.7 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2025 did not exceed the charter-imposed limitation.
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
Capital Resources
INREIT OP has a Revolving Credit Facility with Bank of America, N.A. (“Bank of America”), which was amended on July 25, 2025. The interest rate and spread terms are outlined below. With the amendment, the aggregate commitment is $100.0 million with an ability to request an increase up to $250.0 million in aggregate commitments. The amendment extends the maturity date from September 5, 2025 to July 23, 2027 and grants an option to extend the term to July 21, 2028, subject to certain conditions.
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
The unused commitment fee was modified to be 0.25% if usage is less than 50.0% and 0.15% if usage is greater than or equal to 50.0% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company did not have an outstanding principal balance on its revolving credit facility. The weighted-average interest rates for the three and six months ended June 30, 2025 were 6.12% and 6.12%, respectively. The weighted-average interest rates for the three and six months ended June 30, 2024 were 7.12% and 7.11%, respectively. As of June 30, 2025, the borrowing capacity on the Revolving Credit Facility was $70.0 million. The borrowing capacity is less than the difference between the current facility capacity of $100.0 million and the current principal outstanding balance because the calculation of borrowing capacity is limited by the aggregate fair value and cash flows of our unencumbered properties.
As of June 30, 2025, we were in compliance with all loan covenants in our revolving credit facility agreement.

The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(5)	Maximum Principal Amount	June 30, 2025	December 31, 2024
The Carmin	S + 1.75%(2)	3/5/2026	3/5/2032	$84,000	84,000	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(3)	4/28/2027	4/28/2029	$113,500	111,441	111,441
Midwest Industrial Portfolio	4.44% and S + applicable margin(4)	7/5/2027	N/A	$70,000	—	70,000
Total mortgages payable					235,101	286,601
Deferred financing costs, net					(984)	(1,335)
Mortgage notes payable, net					$234,117	$285,266
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)The weighted-average interest rate for the three and six months ended June 30, 2025 was 6.08%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2024 was 7.07% and 7.08%, respectively.
(3)The weighted-average interest rate for the three and six months ended June 30, 2025 was 5.77% and 5.96%, respectively. The weighted-average interest rate for the three and six months ended June 30, 2024 was 6.77% and 6.78%, respectively.
(4)On April 24, 2025, we repaid the mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) in connection with our buyout of the joint venture partner. We incurred debt extinguishment charges of $0.5 million in connection with the early repayment of the mortgage note. The mortgage note was secured by these properties and bore interest at two rates. Of the $70.0 million principal balance, $35.0 million bore interest at a fixed rate of 4.44%, and $35.0 million bore interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the three and six months ended June 30, 2025 was 5.33% and 5.39%, respectively, and 5.73% for the three and six months ended June 30, 2024, respectively.
(5)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
As of June 30, 2025, we were in compliance with all loan covenants in our mortgage notes.
In connection with the sale and leaseback of The Carmin property, as of June 30, 2025 we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
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
At June 30, 2025, we had cash and cash equivalents of $68.9 million and restricted cash of $2.9 million. Our restricted cash consists of subscriptions received in advance, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
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

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended April 30, 2025, May 31, 2025 and June 30, 2025, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.

Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that INREIT OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elects to receive such payments in cash, or subsequently redeem shares or OP units previously issued to them. To date, the Adviser and the Special Limited Partner have both always elected to be paid in shares or OP units, resulting in a non-cash expense.
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $138.9 million of immediate liquidity as of June 30, 2025, comprised of $70.0 million of undrawn capacity on our Revolving Credit Facility and $68.9 million of cash and cash equivalents. In addition, we hold $57.7 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
in thousands	2025	2024
Cash flows provided by (used in) operating activities	$7,389	$6,745
Cash flows provided by (used in) investing activities	(1,782)	(15,921)
Cash flows provided by (used in) financing activities	13,209	13,800
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,816	$4,624
Operating Activities
Cash flows provided by operating activities of $7.4 million for the six months ended June 30, 2025 consists of our net loss of $6.1 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities
Cash flows used in investing activities decreased $14.1 million during the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to additional redemptions from our investment in an affiliated fund, proceeds received from the partial paydown of the principal on our investment in a commercial loan by the borrower, a decrease in our contributions in our investments in unconsolidated entities and a decrease in purchases and proceeds from the sale of real estate-related securities. This decrease is partially offset by an increase in acquisition activity.
Financing Activities
Cash flows provided by financing activities decreased $0.6 million for the six months ended June 30, 2025 compared to the corresponding period in 2024 primarily due to a change in net borrowing activity of $51.0 million, a decrease in net proceeds and repurchases of common stock of $13.4 million and cash paid in connection with the Midwest Industrial Portfolio joint venture buyout of $1.5 million. These decreases were offset by an increase in contributions from non-controlling interests primarily related to DST proceeds of $58.0 million and cash proceeds from the sale of an interest in The Carmin of $9.4 million.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of June 30, 2025, we had borrowed $235.1 million under our mortgage notes and fully repaid the Revolving Credit Facility. Of our total borrowings, $195.4 million bears variable rate interest. As of June 30, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of less than $1,000, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of June 30, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.4 million.
As of June 30, 2025, we have originated a $12.2 million variable rate mezzanine commercial loan that is indexed to SOFR. As of June 30, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan results in a projected increase of $0.3 million or projected decrease of $0.1 million in interest income, respectively.
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

Additionally, we are exposed to credit risk in the real estate-related debt investments that we make with respect to a borrower’s ability to make required interest and principal payments on scheduled due dates. We manage this risk by conducting a credit analysis prior to making an investment and by actively monitoring our portfolio and its underlying credit quality. In addition, we re-evaluate the credit risk inherent in our investments on a regular basis pursuant to fundamental considerations such as gross domestic product, unemployment, interest rates, retail sales, store closings/openings and corporate earnings. Where applicable, we also review key property and loan-level metrics including, but not limited to, payment status, debt-service coverage ratios, debt yields, current loan-to-value ratios, occupancy rates, and tenant rent rolls along with property sponsorship. These characteristics assist in determining the likelihood and severity of underlying loan losses as well as prepayment and extension expectations. We then perform structural analysis to project investment cash flows and assess subordination levels relative to underlying collateral performance expectations. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2025, we held derivative instruments with a fair value asset balance of $0.7 million and a fair value liability balance of $0.4 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On April 1, 2025, we issued 6,792 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On May 1, 2025, we issued 7,797 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On June 2, 2025, we issued 8,311 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On April 11, 2025, we issued 282 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On May 12, 2025, we issued 280 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On June 10, 2025, we issued 288 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On April 11, 2025, we issued 62,165 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
On May 12, 2025, we issued 61,806 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
On June 10, 2025, we issued 63,430 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
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
During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2025	9,219	$27.42	4,602	—
May 2025	134,312	26.35	129,694	—
June 2025	108,492	25.19	103,875	—
	252,023	$25.89	238,171	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 13,853 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $28.07, related to shares that were previously issued to the Adviser as payment of management fees.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Entry into a Material Definitive Agreement
On August 6, 2025, the Company, the Operating Partnership and the Special Limited Partner entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "Amended and Restated LPA").
The Amended and Restated Advisory Agreement amended the prior agreement to, among other things, provide that the Company, as general partner of the Operating Partnership may delay the redemption date for up to 180 days to the extent required for the Company to accumulate liquidity from the operations of its business, whereas the prior agreement allowed the Company to delay the redemption date for up to 180 days to the extent required for the Company to issue additional shares of common stock to provide liquidity for cash redemption payments.
The summary of the Amended and Restated LPA set forth above does not purport to be a complete summary of the terms thereof and is qualified in its entirety by the Amended and Restated LPA, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Articles of Amendment to the Company’s Charter, effective June 27, 2025 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 1, 2025 and incorporated herein by reference).

3.3
Articles Supplementary Classifying and Designating a Class of Common Stock as Class S-PR Common Stock and Fixing Distribution and other Preferences and Rights of Such Class, effective June 27, 2025 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on July 1, 2025 and incorporated herein by reference).

3.4
Articles Supplementary Classifying and Designating a Class of Common Stock as Class K-PR Common Stock and Fixing Distribution and other Preferences and Rights of Such Class, effective June 27, 2025 (filed as Exhibit 3.3 to the Current Report on Form 8-K filed on July 1, 2025 and incorporated herein by reference).

3.5	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

10.1
Amended and Restated Advisory Agreement, dated June 27, 2025, by and among the Company, Invesco REIT Operating Partnership LP, and Invesco Advisers, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on July 1, 2025 and incorporated herein by reference).

10.2*	Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP, dated August 6, 2025

10.3
Sixth Amendment to Revolving Credit Agreement, dated July 25, 2025, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2025 and incorporated herein by reference).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

/s/ Courtney Popelka
Courtney Popelka
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2025