Form 10-Q
period 2025-09-30
Invesco Real Estate Income Trust Inc.
filed 2025-11-07
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of November 7, 2025, the issuer had the following shares outstanding: 274,549 shares of Class T common stock, 482,470 shares of Class S common stock, 520,997 shares of Class D common stock, 4,056,299 shares of Class I common stock, 1,281,973 shares of Class E common stock, 15,092,720 shares of Class N common stock, 898,322 shares of Class S-PR common stock, and 463,437 shares of Class K-PR common stock

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and nine months ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	71

ITEM 4.	CONTROLS AND PROCEDURES	72

PART II	OTHER INFORMATION	73

ITEM 1.	LEGAL PROCEEDINGS	73

ITEM 1A.	RISK FACTORS	73

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	73

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	74

ITEM 4.	MINE SAFETY DISCLOSURES	74

ITEM 5.	OTHER INFORMATION	75

ITEM 6.	EXHIBITS	76

SIGNATURES		77

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	September 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$799,604	$680,596
Investments in unconsolidated entities	116,938	124,473
Investment in commercial loan, at fair value	12,213	12,996
Investments in real estate-related securities, at fair value	42,787	56,472
Investment in affiliated fund, at fair value	13,224	21,342
Intangible assets, net	33,663	24,943
Cash and cash equivalents	39,385	48,176
Restricted cash	3,222	4,883
Other assets	8,517	9,198
Total assets(1)	$1,069,553	$983,079

LIABILITIES
Mortgages payable, net	$234,626	$285,266
Financing obligation, net	53,985	53,991
Revolving credit facility	25,000	—
Due to affiliates	23,453	23,960
Accounts payable, accrued expenses and other liabilities	20,274	16,058
Total liabilities(2)	357,338	379,275

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	440,723	425,178
Redeemable non-controlling interest in INREIT OP	—	2,018

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	4	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	5	7
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	5	9
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	40	47
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	13	12
Common stock, Class S-PR shares, $0.01 par value per share, 600,000,000 shares authorized	9	—
Common stock, Class K-PR shares, $0.01 par value per share, 600,000,000 shares authorized	4	—
Additional paid-in capital	240,892	229,983
Accumulated deficit and cumulative distributions	(163,972)	(127,796)
Total stockholders' equity	77,000	102,268
Non-controlling interests in consolidated joint ventures	194,492	74,340
Total equity	271,492	176,608
Total liabilities, redeemable equity instruments and equity	$1,069,553	$983,079
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2025 and December 31, 2024 of $478.9 million and $165.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated VIEs at September 30, 2025 and December 31, 2024 of $145.6 million and $4.1 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except share amounts	2025	2024	2025	2024
Revenues
Rental revenue	$15,672	$14,694	$45,088	$43,746
Income from commercial loans	391	1,012	1,176	3,282
Other revenue	1,215	813	3,245	2,218
Total revenues	17,278	16,519	49,509	49,246
Expenses
Rental property operating	6,836	6,554	19,173	18,972
General and administrative	725	2,180	5,324	4,943
Management fee - related party	776	515	2,089	1,478
Performance participation interest - related party	(8)	—	—	—
Depreciation and amortization	7,612	5,733	21,821	17,676
Total expenses	15,941	14,982	48,407	43,069
Other income (expense), net
Income (loss) from unconsolidated entities, net	14	(952)	506	129
Gain (loss) on real estate-related securities, net	976	1,631	2,226	3,386
Income (loss) from investment in affiliated fund, net	225	200	922	1,356
Gain (loss) on derivative instruments, net	182	(1,382)	(455)	888
Unrealized gain (loss) on commercial loans	23	36	(22)	146
Debt extinguishment charges	—	—	(485)	—
Interest income	607	484	2,093	1,259
Interest expense	(4,254)	(6,196)	(12,739)	(18,269)
Other income (expense), net	(130)	180	(293)	(309)
Total other income (expense), net	(2,357)	(5,999)	(8,247)	(11,414)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(1,020)	$(4,462)	$(7,145)	$(5,237)
Dividends to preferred stockholders	$—	$—	$—	$(4)
Issuance and redemption costs of redeemed preferred stock	—	—	—	(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(437)	987	(741)	1,484
Net (income) loss attributable to non-controlling interest in INREIT OP	—	15	(55)	57
Net income (loss) attributable to common stockholders	$(1,457)	$(3,460)	$(7,941)	$(3,724)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.06)	$(0.15)	$(0.35)	$(0.17)
Weighted average shares of common stock
Basic	22,941,347	22,352,693	22,837,463	22,028,519
Diluted	22,941,347	22,352,693	22,837,463	22,028,519
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2024	$—	$6	$7	$9	$47	$12	$—	$—	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	1	—	—	—	—	4,631	—	4,633	—	4,633	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	575	—	575	—	575	5,097	—
Common stock repurchased	—	—	—	—	(3)	—	—	—	—	(9,502)	—	(9,505)	—	(9,505)	—	(865)
Share-based compensation	—	—	—	—	—	—	—	—	—	62	—	62	—	62	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,347)	(2,347)	(13)	(2,360)	—	18
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(9,359)	(9,359)	—	(9,359)	—	(22)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	63,827	63,827	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,427)	(1,427)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	17,050	—	17,050	—	17,050	—	—
Balance at March 31, 2025	$—	$6	$8	$9	$45	$12	$—	$—	$—	$242,799	$(139,502)	$103,377	$136,727	$240,104	$430,275	$1,149
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	1	1	—	—	—	5,557	—	5,559	—	5,559	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	614	—	614	—	614	5,132	—
Common stock repurchased	—	—	—	—	(2)	—	—	—	—	(6,652)	—	(6,654)	—	(6,654)	—	(859)
Share-based compensation	—	—	—	—	—	—	—	—	—	63	—	63	—	63	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(4,137)	(4,137)	317	(3,820)	—	37
Exchange of common stock	—	(3)	(3)	(4)	(3)	—	—	9	4	—	—	—	—	—	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(9,398)	(9,398)	—	(9,398)	—	(8)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	7,985	7,985	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,185)	(1,185)	—	—
Purchase of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(32)	—	(32)	(1,488)	(1,520)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	35	—	35	—	35	—	(35)
Balance at June 30, 2025	$—	$3	$5	$5	$41	$13	$—	$9	$4	$242,384	$(153,037)	$89,427	$142,356	$231,783	$435,407	$284

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	—	1	—	—	1	—	—	—	—	4,951	—	4,953	—	4,953	—	—
Common stock repurchased	—	—	—	—	(2)	—	—	—	—	(7,123)	—	(7,125)	—	(7,125)	—	(284)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	629	—	629	—	629	5,316	—
Share-based compensation	—	—	—	—	—	—	—	—	—	51	—	51	—	51	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,457)	(1,457)	437	(1,020)	—	—
Common stock and INREIT OP unit distributions ($0.4170 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(9,478)	(9,478)	—	(9,478)	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	53,792	53,792	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,093)	(2,093)	—	—
Balance at September 30, 2025	$—	$4	$5	$5	$40	$13	$—	$9	$4	$240,892	$(163,972)	$77,000	$194,492	$271,492	$440,723	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$—	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658
Proceeds from issuance of common stock, net of offering costs	—	—	1	1	4	—	—	—	—	14,781	—	14,787	—	14,787	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	444	—	444	—	444	4,835	—
Common stock repurchased	—	—	—	—	(2)	—	—	—	—	(7,361)	—	(7,363)	—	(7,363)	—	(867)
Share-based compensation	—	—	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	898	898	(22)	876	—	(39)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4182 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(8,964)	(8,964)	—	(8,964)	—	(71)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	5,472	5,472	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(425)	(425)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	(54)	—	(54)	—	(54)	—	54
Balance at March 31, 2024	$41	$6	$6	$9	$45	$12	$—	$—	$—	$222,126	$(126,456)	$95,789	$40,149	$135,938	$410,314	$4,735
Redemption of preferred stock	(41)	—	—	—	—	—	—	—	—	—	(24)	(65)	—	(65)	—	—
Proceeds from issuance of common stock, net of offering costs	—	—	1	—	4	—	—	—	—	11,799	—	11,804	—	11,804	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	505	—	505	—	505	4,889	—
Common stock repurchased	—	—	—	—	(3)	—	—	—	—	(7,823)	—	(7,826)	—	(7,826)	—	(852)
Share-based compensation	—	—	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(1,134)	(1,134)	(475)	(1,609)	—	(3)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(2)	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share)	—	—	—	—	—	—	—	—	—	—	(9,091)	(9,091)	—	(9,091)	—	(59)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	8,329	8,329	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(315)	(315)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	(27)	—	(27)	—	(27)	—	27
Balance at June 30, 2024	$—	$6	$7	$9	$46	$12	$—	$—	$—	$226,599	$(136,707)	$89,972	$47,688	$137,660	$415,203	$3,848

in thousands	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	—	—	—	—	2	—	—	—	—	8,668	—	8,670	—	8,670	—	—
Common stock repurchased	—	—	—	—	(2)	—	—	—	—	(7,490)	—	(7,492)	—	(7,492)	—	(875)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	530	—	530	—	530	4,961	—
Share-based compensation	—	—	—	—	—	—	—	—	—	19	—	19	—	19	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(3,460)	(3,460)	(987)	(4,447)	—	(15)
Common stock and INREIT OP unit distributions ($0.4170 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(9,232)	(9,232)	—	(9,232)	—	(47)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	6,044	6,044	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(173)	(173)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	(15)	—	(15)	—	(15)	—	15
Balance at September 30, 2024	$—	$6	$7	$9	$46	$12	$—	$—	$—	$228,311	$(149,399)	$78,992	$52,572	$131,564	$420,164	$2,926
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
in thousands	2025	2024
Cash flows from operating activities:
Net income (loss)	$(7,145)	$(5,237)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Management fee - related party	2,089	1,478
(Income) loss from unconsolidated entities, net	(506)	(129)
Depreciation and amortization	21,821	17,676
Share-based compensation	176	57
Straight-line rents	(450)	(498)
Amortization of below-market lease intangibles	(1,436)	(289)
Amortization of above-market lease intangibles	131	131
Amortization of deferred financing costs	1,175	993
(Income) loss from investment in affiliated fund, net	(922)	(1,356)
Unrealized (gain) loss from real estate-related securities, net	(335)	(2,864)
Unrealized (gain) loss on commercial loans	22	(146)
(Gain) loss on derivative instruments, net	1,434	2,954
Distributions of earnings from investments in unconsolidated entities	2,960	2,203
Realized (gain) loss from real estate-related securities, net	903	1,413
Other items	433	292
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(881)	(371)
(Decrease) increase in due to affiliates	(1,587)	(1,241)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,691	(1,438)
Net cash (used in) provided by operating activities	20,573	13,628
Cash flows from investing activities:
Investments in unconsolidated entities	(441)	(9,538)
Distributions of capital from investments in unconsolidated entities	5,522	5,612
Redemption of investment in affiliated fund	7,764	4,429
Distribution from affiliated fund	1,198	1,778
Proceeds from repayment of commercial loan	761	21,800
Acquisitions of real estate	(145,917)	(11,990)
Capital improvements to real estate	(2,757)	(2,891)
Purchase of real estate-related securities	(43,169)	(29,436)
Proceeds from sale of real estate-related securities	56,478	18,492
Net cash provided by (used in) investing activities	(120,561)	(1,744)

Cash flows from financing activities:
Redemption of preferred stock	—	(65)
Proceeds from issuance of common stock	14,326	35,426
Offering costs paid	(147)	(129)
Repurchase of common stock and OP units	(25,554)	(25,045)
Subscriptions received in advance	1,740	6,204
Proceeds from revolving credit facility	25,000	—
Borrowings from mortgages payable	84,217	260
Payments of mortgages payable	(135,500)	—
Purchase of derivative instruments	—	(300)
Proceeds from the sale of derivative instruments	—	574
Payment of deferred financing costs	(550)	(250)
Debt extinguishment charges	485	—
Payment of financing obligation	(6)	(7)
Common stock and INREIT OP unit distributions	(10,903)	(11,202)
Preferred stock dividends	—	(4)
Purchase of interest in consolidated joint ventures	(1,520)	—
Cash received from sale of interest in consolidated joint ventures	17,049	—
Contributions from non-controlling interests	125,604	19,845
Distributions to non-controlling interests	(4,705)	(913)
Net cash provided by (used in) financing activities	89,536	24,394
Net change in cash and cash equivalents and restricted cash	(10,452)	36,278
Cash and cash equivalents and restricted cash, beginning of period	53,059	43,372
Cash and cash equivalents and restricted cash, end of period	$42,607	$79,650

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$39,385	$69,326
Restricted cash	3,222	10,324
Total cash and cash equivalents and restricted cash	$42,607	$79,650
Supplemental disclosures:
Interest paid	$11,988	$17,363
Income taxes paid	293	735
Non-cash investing and financing activities:
Issuance of Class E shares for payment of management fees	$1,920	$1,444
Accrued capital expenditures	10	6
Distributions payable	3,143	3,078
Distribution reinvestment	17,363	16,164
Accrued offering costs due to affiliates	953	1,480
Adjustment to carrying value of redeemable equity instruments	(35)	96
Accrued common stock repurchases	(262)	(230)
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
In addition to the Offering, we are conducting several private offerings of our common stock (collectively, the “Private Offerings”).

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
For the three and nine months ended September 30, 2025, we recorded a net tax benefit of approximately $8,000 and less than $1,000, respectively, located within other income (expense), net on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, we recorded a net tax expense of $0.1 million and $0.5 million, respectively, located within other income (expense), net on our condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, we had a deferred tax asset of $1.0 million and $0.3 million, respectively, which was offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of September 30, 2025, our tax years 2021 through 2025 remain subject to examination by the United States tax authorities.
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
3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	September 30, 2025	December 31, 2024
Building and improvements	$644,575	$555,325
Land and land improvements	209,684	165,853
Furniture, fixtures and equipment	10,547	9,056
Total	864,806	730,234
Accumulated depreciation	(65,202)	(49,638)
Investments in real estate, net	$799,604	$680,596
Acquisitions
We acquired the following properties during the nine months ended September 30, 2025:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Tanner Road MHC	100%	1	Corporate and Other	May 2025	$9,718
Buckhorn Industrial	100%	1	Industrial	August 2025	39,432
Fleetwood Apartments	93%	1	Multifamily	August 2025	42,012
Arizona MHC Portfolio	100%	3	Corporate and Other	September 2025	16,384
Interstate Commerce	100%	1	Industrial	September 2025	38,327
		7			$145,873
(1)Purchase price is inclusive of acquisition-related costs.
The following table summarizes the allocation of the total cost for the properties acquired during the nine months ended September 30, 2025:

$ in thousands	Amount
Building and building improvements	$87,418
Land and land improvements	43,671
Lease intangibles(1)	15,028
Furniture, fixtures and equipment	752
Below-market lease intangibles	(996)
Total purchase price(2)	$145,873
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2025 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	5.14	7.66	4.73
Sale of Interest in Consolidated Joint Ventures
In February 2025, we sold a 40% indirect leasehold interest in a student housing property, The Carmin, in which we previously had a 98% ownership interest, to an unaffiliated third party for a sale price of $138.5 million. In connection with the sale, the existing joint venture of the property, of which we have a controlling financial interest, formed a new joint venture with the buyer. The transaction did not qualify as a sale of real estate for financial reporting purposes because we continue to control the joint venture and will continue to account for the entity on a consolidated basis in our condensed consolidated financial statements. We have accounted for the transaction as an equity transaction and have recognized non-controlling interest in our condensed consolidated balance sheets of $4.9 million. Total consideration of $22.0 million for the transaction includes $14.4 million paid in cash by the buyer at the date of the sale and a $7.6 million note receivable from the buyer due within six months from the date of sale, which was repaid in full on August 28, 2025. The difference of $17.1 million between the total consideration of $22.0 million and the non-controlling interest recognized of $4.9 million has been reflected as an increase to additional paid in capital on our condensed consolidated balance sheets.
Purchase of Interest in Consolidated Joint Ventures
In April 2025, we purchased the remaining 5% interest of three industrial properties in our Midwest Industrial portfolio, Meridian Business 940, Capital Park 2919 and 3101 Agler, in which we previously had a 95% ownership interest, from our joint venture partner for a sale price of $1.5 million. This was completed in connection with our DST Program, which includes these three industrial properties. We have accounted for the transaction as an equity transaction as we will continue to account for the entity on a consolidated basis in our condensed consolidated financial statements and recognized a decrease in non-controlling interest in our condensed consolidated balance sheets of $1.4 million. The difference of approximately $32,000 between the total consideration paid of $1.5 million and the decrease in non-controlling interest recognized of $1.4 million has been reflected as a decrease to additional paid in capital on our condensed consolidated balance sheets.
Impairment
During the three and nine months ended September 30, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.

4.Investments in Unconsolidated Entities
As of September 30, 2025, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of September 30, 2025 and December 31, 2024 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	September 30, 2025	December 31, 2024
Vida JV LLC(2)	42.5%	$60,336	$64,292
San Simeon Preferred Equity(3)	—%	29,750	28,693
PTCR Holdco, LLC(4)	—%	10,167	9,375
Retail GP Fund(5)	4.5% to 9.0%	16,469	22,019
Homestead Communities, LLC(6)	50.0%	216	94
Total		$116,938	$124,473
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of September 30, 2025, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of September 30, 2025, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year extension options that they have exercised as of September 30, 2025. Our mandatory redemption date of our preferred membership interest is December 15, 2025. As of September 30, 2025, the investment yields a preferred return rate of 7.50%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 9.0% in twelve retail properties.
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
Our share of the unconsolidated entities’ income (loss) for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands		Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Ownership Percentage	2025	2024	2025	2024
Vida JV LLC	42.5%	$(1,144)	$(1,439)	$(2,399)	$(2,345)
San Simeon Preferred Equity	—%	849	798	2,494	2,353
PTCR Holdco, LLC	—%	273	271	791	808
Retail GP Fund	4.5% to 9.0%	(60)	(508)	(286)	(648)
Homestead Communities, LLC	50.0%	96	(74)	(94)	(39)
Total		$14	$(952)	$506	$129

The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	September 30, 2025			December 31, 2024
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$374,087	$(232,871)	$(141,216)	$376,408	$(225,791)	$(150,617)
San Simeon Preferred Equity	133,288	(77,646)	(55,642)	132,593	(77,450)	(55,143)
Retail GP Fund	892,431	(490,259)	(402,172)	938,113	(608,707)	(329,406)
Other	7,613	(8,356)	743	4,316	(3,832)	(484)
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,592	$(2,683)	$9,873	$3,382
San Simeon Preferred Equity	2,803	642	2,835	638
Retail GP Fund	26,376	(3,100)	36,426	(7,041)
Other	4,069	227	5,115	696
Total	$42,840	$(4,914)	$54,249	$(2,325)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$28,412	$(5,627)	$29,224	$5,506
San Simeon Preferred Equity	8,208	1,999	8,329	1,767
Retail GP Fund	69,846	(12,612)	61,051	(7,885)
Other	9,981	(1,416)	10,105	(813)
Total	$116,447	$(17,656)	$108,709	$(1,425)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three and nine months ended September 30, 2025 and 2024.
5.Investment in Commercial Loan
The following table summarizes our investment in a commercial loan as of September 30, 2025 and December 31, 2024:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Maturity Date
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	$12,245	$13,007	$12,213	$12,996	2/9/2026
(1)Represents the interest rate as of September 30, 2025. The loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option for our commercial loan and, accordingly, there are no capitalized origination costs or fees associated with our loan.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	September 30, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$41,741	$(1,370)	$40,371	$368	$40,739	6.87%	4/22/2028
Preferred stock of REITs	N/A	N/A	1,975	73	2,048	6.20%	N/A
Total	$41,741	$(1,370)	$42,346	$441	$42,787

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	September 30, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$58,258	$(31,614)	$26,644
Leasing commissions	8,501	(2,759)	5,742
Above-market lease intangibles	1,951	(674)	1,277
Total intangible assets, net	$68,710	$(35,047)	$33,663

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$8,227	$(2,872)	$5,355
Total intangible liabilities, net	$8,227	$(2,872)	$5,355

	December 31, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,510	$(26,021)	$19,489
Leasing commissions	6,166	(2,121)	4,045
Above-market lease intangibles	1,951	(542)	1,409
Total intangible assets, net	$53,627	$(28,684)	$24,943

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,230	$(1,433)	$5,797
Total intangible liabilities, net	$7,230	$(1,433)	$5,797

The estimated future amortization of our intangibles for each of the next five years and thereafter as of September 30, 2025 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2025 (remainder)	$3,403	$301	$44	$(523)
2026	6,625	1,036	175	(1,796)
2027	4,402	938	175	(1,632)
2028	2,927	804	175	(699)
2029	2,494	665	164	(488)
2030	2,111	579	94	(140)
Thereafter	4,682	1,419	450	(77)
	$26,644	$5,742	$1,277	$(5,355)
8.Other Assets
The following table summarizes the components of other assets:

in thousands	September 30, 2025	December 31, 2024
Deferred rent	$4,119	$3,669
Prepaid expenses	1,718	791
Capitalized tax abatement, net(1)	1,072	1,196
Derivative instruments	554	1,733
Receivables, net	344	1,052
Deposits	265	339
Other	445	418
Total	$8,517	$9,198
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2025, accumulated amortization of the capitalized tax abatement was $0.6 million.
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
The following table summarizes changes to the notional amount of our derivative instruments in for the nine months ended September 30, 2025:

in thousands	Notional Amount as of December 31, 2024	Additions	Termination or Expiration	Notional Amount as of September 30, 2025
Interest rate caps	$153,500	$—	$(153,500)	$—
Interest rate swaps	52,500	142,900	—	195,400
Total	$206,000	$142,900	$(153,500)	$195,400

The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swap as of September 30, 2025 and December 31, 2024:

	September 30, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swap	1	52,500	N/A	554	2.73%	1.58
Total assets	1	$52,500	$—	$554
Liabilities(3)
Interest rate swaps	2	$142,900	N/A	$493	3.86%	1.06
Total liabilities	2	$142,900	$—	$493

	December 31, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate caps	3	$153,500	$2,108	$237	3.08%	0.22
Interest rate swap	1	52,500	N/A	1,496	2.73%	2.32
Total	4	$206,000	$2,108	$1,733
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
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate cap	$(29)	$113	$7	$91
Interest rate swaps	—	286	(195)	91
Total	$(29)	$399	$(188)	$182

	Three Months Ended September 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(176)	$887	$(1,026)	$(315)
Interest rate swap	—	351	(1,418)	(1,067)
Total	$(176)	$1,238	$(2,444)	$(1,382)

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate cap	$(29)	$251	$(461)	$(239)
Interest rate swaps	—	757	(973)	(216)
Total	$(29)	$1,008	$(1,434)	$(455)

	Nine Months Ended September 30, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(122)	$2,796	$(2,092)	$582
Interest rate swap	—	1,046	(740)	306
Total	$(122)	$3,842	$(2,832)	$888
10.Borrowings
Revolving Credit Facility
INREIT OP has a Revolving Credit Facility with Bank of America, N.A. (“Bank of America”), which was amended on July 25, 2025. The following is a summary of the Revolving Credit Facility:

$ in thousands			Maximum Facility Size(3)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date(2)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Revolving Credit Facility	S + applicable margin(1)	7/21/2028	$250,000	$150,000	$25,000	$—
(1)The term “S” refers to the relevant floating benchmark rate, SOFR. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and nine months ended September 30, 2025 was 5.75%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.08% and 7.10%, respectively.
(2)The maturity date presented is the extended maturity date. The amendment extended the maturity date from September 5, 2025 to July 23, 2027 and grants an option to extend the term to July 21, 2028, subject to certain conditions.
(3)With the amendment, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The available borrowing capacity is determined by our unencumbered property borrowing base calculation. As of September 30, 2025, we had $45.0 million of available borrowing capacity. With the amendment, the unused commitment fee was modified to be 0.25% if usage is less than 50.0% and 0.15% if usage is greater than or equal to 50.0% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
As of September 30, 2025, we were in compliance with all loan covenants in our revolving credit facility agreement.

Mortgage Notes Payable, Net
The following table summarizes certain characteristics of our mortgage notes that are secured by the Company’s properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(5)	Maximum Principal Amount	September 30, 2025	December 31, 2024
The Carmin	S + 1.75%(2)	3/5/2026	3/5/2032	$84,000	$84,000	$65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(3)	4/28/2027	4/28/2029	$113,500	111,658	111,441
Midwest Industrial Portfolio	4.44% and S + applicable margin(4)	7/5/2027	N/A	$70,000	—	70,000
Total mortgages payable					235,318	286,601
Deferred financing costs, net					(692)	(1,335)
Mortgage notes payable, net					$234,626	$285,266
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)In February 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property and refinanced the mortgage note secured by the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing of the mortgage note. The weighted-average interest rate for the three and nine months ended September 30, 2025 was 6.06% and 6.07%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.09% and 7.08%, respectively.
(3)The weighted-average interest rate for the three and nine months ended September 30, 2025 was 5.77% and 5.89%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 6.75% and 6.77%, respectively.
(4)In April 2025, we repaid the mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) in connection with our buyout of the joint venture partner. We incurred debt extinguishment charges of $0.5 million from the early repayment of the mortgage note. The mortgage note secured by these properties bore interest at two rates. Of the $70.0 million principal balance, $35.0 million bore interest at a fixed rate of 4.44%, and $35.0 million bore interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the nine months ended September 30, 2025 was 5.39%. There was no weighted-average interest rate for the three months ended September 30, 2025 as the mortgage note was fully repaid in April 2025. The weighted-average interest rate of the combined $70.0 million principal balance for the three and nine months ended September 30, 2024 was 5.71% and 5.73%, respectively.
(5)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
As of September 30, 2025, we were in compliance with all loan covenants in our mortgage note agreements.
Financing Obligation, Net
In connection with the sale and leaseback of The Carmin property, as of September 30, 2025, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of September 30, 2025:

in thousands
Year	Revolving Credit Facility(1)	Mortgages Payable(1)	Financing Obligation	Total
2025 (remaining)	$—	$—	$3	$3
2026	—	—	12	12
2027	—	39,660	15	39,675
2028	25,000	—	18	25,018
2029	—	111,658	21	111,679
2030	—	—	25	25
Thereafter	—	84,000	36,245	120,245
Total	$25,000	$235,318	$36,339	$296,657

(1) Assumes all extension options are exercised for mortgage note agreements and the revolving credit facility that may be extended at our option, subject to certain conditions.
11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	September 30, 2025	December 31, 2024
Intangible liabilities, net	$5,355	$5,797
Accounts payable and accrued expenses	3,956	1,382
Real estate taxes payable	3,676	3,066
Tenant security deposits	2,064	1,651
Subscriptions received in advance(1)	1,740	835
Common stock repurchases	1,046	1,308
Accrued interest expense	910	1,300
Distributions payable	673	633
Derivative instruments	493	—
Prepaid rental income	361	86
Total	$20,274	$16,058
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the three and nine months ended September 30, 2025 and 2024:

Total
Balance at December 31, 2024	14,466,761
Distribution reinvestment	182,884
Balance at March 31, 2025	14,649,645
Distribution reinvestment	187,401
Balance at June 30, 2025	14,837,046
Distribution reinvestment	191,673
Balance at September 30, 2025	15,028,719

Balance at December 31, 2023	13,783,204
Distribution reinvestment	164,658
Balance at March 31, 2024	13,947,862
Distribution reinvestment	169,005
Balance at June 30, 2024	14,116,867
Distribution reinvestment	172,736
Balance at September 30, 2024	14,289,603
For the three and nine months ended September 30, 2025 and 2024, we did not record any adjustments to the value of the Class N shares held by MassMutual.
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
Exchange Rights and Registration Agreement
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. As of September 30, 2025, MassMutual has not made a request to exchange its Class N shares. MassMutual's rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three months ended September 30, 2025, we did not record an adjustment to redeemable non-controlling interest in INREIT OP as the Class E units were fully repurchased during the three months ended September 30, 2025. For the nine months ended September 30, 2025, we recorded a decrease to redeemable non-controlling interest in INREIT OP and an increase to additional paid-in capital of approximately $35,000 to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our September 30, 2025 NAV per Class E unit in INREIT OP. For the three and nine months ended September 30, 2024, we recorded an increase to redeemable non-controlling interest in INREIT OP and a decrease to additional paid-in capital of approximately $15,000 and $0.1 million, respectively, to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our September 30, 2024 NAV per Class E unit in INREIT OP.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Net income (loss) allocated	$—	$(15)	$55	$(57)
Distributions	$—	$47	$30	$177
Adjustment to carrying value	$—	$15	$(35)	$96
As the Class E units were fully repurchased as of September 30, 2025 there is no distribution payable to the Special Limited Partner. As of December 31, 2024, distributions payable to the Special Limited Partner were approximately $10,000.

13.Equity
Preferred Stock
We have 100,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of September 30, 2025 and December 31, 2024, we had zero shares of preferred stock issued and outstanding.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	—	—	22,605,661
Issuance of common stock	1,910	55,399	7,134	90,685	20,327	—	—	—	175,455
Exchange of common stock	—	—	(8,680)	8,636	—	—	—	—	(44)
Common stock repurchased	(2,607)	(3,599)	(3,778)	(326,951)	(18,180)	—	—	—	(355,115)
Distribution reinvestment	2,206	3,967	4,203	8,300	2,672	182,884	—	—	204,232
Balance at March 31, 2025	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	—	—	22,630,189
Issuance of common stock	5,061	36,937	3,586	149,612	30,011	—	—	—	225,207
Common stock repurchased	(340)	—	(14,501)	(223,330)	(13,853)	—	—	—	(252,024)
Exchange of common stock	(351,765)	(351,765)	(355,231)	(307,836)	—	—	878,895	439,448	(48,254)
Distribution reinvestment	2,266	4,695	4,253	9,065	2,760	187,401	—	—	210,440
Balance at June 30, 2025	287,453	472,364	514,176	4,083,641	1,252,535	14,837,046	878,895	439,448	22,765,558
Issuance of common stock	18,532	5,913	11,645	147,812	30,447	—	—	—	214,349
Common stock repurchased	(21,711)	—	(13,761)	(218,279)	(17,336)	—	—	—	(271,087)
Exchange of common stock	(1,852)	—	1,851	—	—	—	—	—	(1)
Cancellation of common stock	—	—	—	—	(770)	—	—	—	(770)
Distribution reinvestment	2,230	4,589	4,355	9,903	2,924	191,673	—	—	215,674
Balance at September 30, 2025	284,652	482,866	518,266	4,023,077	1,267,800	15,028,719	878,895	439,448	22,923,723

	Nine Months Ended September 30, 2024
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	—	—	21,280,804
Issuance of common stock	7,631	115,782	32,613	371,514	15,742	—	—	—	543,282
Common stock repurchased	(226)	—	(262)	(242,673)	(15,463)	—	—	—	(258,624)
Distribution reinvestment	1,985	1,615	3,677	5,690	2,506	164,658	—	—	180,131
Balance at March 31, 2024	622,795	645,665	868,626	4,467,271	1,193,374	13,947,862	—	—	21,745,593
Issuance of common stock	3,665	32,743	11,187	379,827	16,418	—	—	—	443,840
Common stock repurchased	(257)	—	(18,190)	(252,147)	(8,542)	—	—	—	(279,136)
Exchange of common stock	—	—	—	(574)	547	—	—	—	(27)
Distribution reinvestment	2,065	2,806	3,852	6,686	2,512	169,005	—	—	186,926
Balance at June 30, 2024	628,268	681,214	865,475	4,601,063	1,204,309	14,116,867	—	—	22,097,196
Issuance of common stock	1,721	43,634	7,599	245,305	21,750	—	—	—	320,009
Common stock repurchased	(3,485)	(16,467)	(5,997)	(230,174)	(15,383)	—	—	—	(271,506)
Distribution reinvestment	2,047	3,166	3,839	7,443	2,522	172,736	—	—	191,753
Balance at September 30, 2024	628,551	711,547	870,916	4,623,637	1,213,198	14,289,603	—	—	22,337,452

Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2025, we declared distributions of $9.5 million and $28.3 million, respectively. For the three and nine months ended September 30, 2024, we declared distributions of $9.3 million and $27.5 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Additionally, as of September 30, 2025 and December 31, 2024, we accrued $0.7 million and $0.6 million, respectively, for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	—	(0.0558)	(0.0559)	(0.0164)	—	—	—	—	—
Net distributions declared per share	$—	$0.3612	$0.3611	$0.4006	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170

	Three Months Ended September 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$—	$—
Stockholder servicing fee per share(1)	—	(0.0259)	(0.0295)	(0.0103)	—	—	—	—	—
Net distributions declared per share	$—	$0.3911	$0.3875	$0.4067	$0.4170	$0.4170	$0.4170	$—	$—

	Nine Months Ended September 30, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$0.5550	$0.5550
Stockholder servicing fee per share(1)	—	(0.1153)	(0.1246)	(0.0383)	—	—	—	—	—
Net distributions declared per share	$—	$1.1334	$1.1241	$1.2104	$1.2487	$1.2487	$1.2487	$0.5550	$0.5550

	Nine Months Ended September 30, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$31.2500	$1.2507	$1.2507	$1.2507	$1.2507	$1.2507	$1.2507	$—	$—
Stockholder servicing fee per share(1)	—	(0.0774)	(0.0806)	(0.0310)	—	—	—	—	—
Net distributions declared per share	$31.2500	$1.1733	$1.1701	$1.2197	$1.2507	$1.2507	$1.2507	$—	$—
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan. For the three and nine months ended September 30, 2025, we repurchased 253,751 and 833,185 shares of common stock for $6.6 million and $22.0 million, respectively, and fulfilled all repurchase requests that were made. For the three and nine months ended September 30, 2024, we repurchased 257,652 and 778,489 shares of common stock for $7.1 million and $21.8 million, respectively, and fulfilled all repurchase requests that were made.
Share-Based Compensation Plan
During the three and nine months ended September 30, 2025, we awarded independent members of our board of directors 787 restricted shares of Class E common stock under the terms of our 2019 Equity Incentive Plan (the “Incentive Plan”). The restricted shares vest on the first anniversary of the grant date unless forfeited prior to such date, subject to certain conditions that accelerate vesting. We did not award any restricted shares of Class E common stock during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, we recognized approximately $51,000 and $0.2 million, respectively, of compensation expense. For three and nine months ended September 30, 2024, we recognized approximately $19,000 and $57,000, respectively, of compensation expense. As of September 30, 2025, we had 175,721 shares of common stock available for future issuance under the Incentive Plan, respectively.

14.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
in thousands, except per share amount	2025	2024	2025	2024
Net income (loss) available to common stockholders	$(1,457)	$(3,460)	$(7,941)	$(3,724)

Weighted average common shares outstanding	22,941,347	22,352,693	22,837,463	22,028,519
Effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average common shares outstanding	22,941,347	22,352,693	22,837,463	22,028,519
Earnings (loss) per share:
Basic	$(0.06)	$(0.15)	$(0.35)	$(0.17)
Diluted	$(0.06)	$(0.15)	$(0.35)	$(0.17)
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, none of these investments were expected to be sold at a value materially different than NAV.

Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our financial instruments measured at fair value on a recurring basis:

	September 30, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$2,048	$40,739	$—	$—	$42,787
Investment in commercial loan	—	—	12,213	—	12,213
Investment in affiliated fund	—	—	—	13,224	13,224
Interest rate swap	—	554	—	—	554
Total assets	$2,048	$41,293	$12,213	$13,224	$68,778
Liabilities:
Interest rate swaps	$—	$493	$—	$—	$493
Total liabilities	$—	$493	$—	$—	$493

	December 31, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$5,600	$50,872	$—	$—	$56,472
Investment in commercial loan	—	—	12,996	—	12,996
Investment in affiliated fund	—	—	—	21,342	21,342
Interest rate caps	—	237	—	—	237
Interest rate swap	—	1,496	—	—	1,496
Total assets	$5,600	$52,605	$12,996	$21,342	$92,543
The following table details our investment in commercial loan measured at fair value on a recurring basis using Level 3 inputs:

in thousands	Investment in Commercial Loan
Balance as of December 31, 2024	$12,996
Unrealized gain (loss)	(22)
Loan repayment	(761)
Balance as of September 30, 2025	$12,213
The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investment in commercial loan as of September 30, 2025.

				Weighted Average Rate
Type	Asset Class	Valuation Technique	Unobservable Input	September 30, 2025	December 31, 2024
Commercial loan	Industrial	Discounted cash flow	Discount rate	8.75%	8.75%
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

	September 30, 2025		December 31, 2024
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Revolving credit facility	$25,000	$25,000	$—	$—
Mortgage notes payable	235,318	234,288	286,601	283,937
Total	$260,318	$259,288	$286,601	$283,937

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
During the three and nine months ended September 30, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.
16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024 are five consolidated entities and one consolidated entity, respectively, that are VIEs for which we are the primary beneficiary. These entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
In addition, included within our condensed consolidated financial statements as of September 30, 2025 and December 31, 2024 are four consolidated entities and two consolidated entities, respectively, that are VIEs that were established in connection with our DST Program. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between the VIEs and the Company. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and the Company is responsible for the key decisions of the VIEs that were made at formation and has the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
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

The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our condensed consolidated balance sheets:

in thousands	September 30, 2025	December 31, 2024
Total number of consolidated VIEs	9	3

Restricted assets:
Investments in real estate, net	$452,716	$155,313
Cash and cash equivalents	5,782	2,254
Intangible assets, net	18,272	7,025
Other assets	2,095	1,108
Total restricted assets	$478,865	$165,700

VIE non-recourse liabilities:
Mortgages payable, net	$83,843	$—
Financing obligation, net	53,985	—
Accounts payable, accrued expenses, and other liabilities	7,793	4,147
Total VIE non-recourse liabilities:	$145,621	$4,147
Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our condensed consolidated balance sheets:

in thousands	September 30, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$29,750	$24,400	—%
Retail GP Fund	16,469	22,200	4.5% to 9.0%
Homestead	216	2,700	50.0%
Total unconsolidated variable interest entities	$46,435	$49,300

in thousands	December 31, 2024
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$28,693	$24,400	—%
Retail GP Fund	22,019	22,200	4.5% to 9.0%
Homestead	94	2,700	50.0%
Total unconsolidated variable interest entities	$50,806	$49,300
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

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of September 30, 2025 and December 31, 2024, we have raised $165.4 million and $46.5 million net proceeds, respectively, related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of September 30, 2025, the following investments are included in our DST Program:

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
18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	September 30, 2025	December 31, 2024
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued reimbursable organization and offering expenses(1)	3,197	1,403
Accrued stockholder servicing fee	2,567	2,506
Accrued reimbursable operating expenses(1)	2,514	4,898
Distributions payable	2,472	2,511
Accrued management fee	528	375
Accrued affiliate service provider expenses	—	92
Total	$23,453	$23,960
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

We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares, Class I shares, Class S-PR shares and Class K-PR shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class S, Class S-1, Class S-2, Class D, Class D-2, Class I, Class S-PR, Class S-PR1, Class S-PR2 and Class K-PR units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, is excluded from NAV for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and nine months ended September 30, 2025, we incurred management fees of $0.8 million and $2.1 million, respectively. During the three and nine months ended September 30, 2024, we incurred management fees of $0.5 million and $1.5 million, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we accrued $0.5 million and $0.4 million, respectively, of management fees. During the three and nine months ended September 30, 2025, we issued 25,908 and 68,254 Class E shares, respectively, as payment for the management fees earned. During the three and nine months ended September 30, 2024, we issued 17,341 and 48,992 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and nine months ended September 30, 2025, the Adviser submitted 17,336 and 45,401 Class E shares for repurchase by the Company, for a total repurchase amount of $0.5 million and $1.3 million, respectively. During the three and nine months ended September 30, 2024, the Adviser submitted 13,853 and 30,774 Class E shares for repurchase by the Company, for a total repurchase amount of $0.4 million and $0.9 million, respectively.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The performance participation interest started to accrue in June 2025 and is calculated and payable on an annual basis. As the hurdles were no longer met as of September 30, 2025, we released the performance participation interest accrual. For the three and nine months ended September 30, 2025, the Special Limited Partner did not earn a performance participation interest. For the three and nine months ended September 30, 2024, the Special Limited Partner did not earn a performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. During the three and nine months ended September 30, 2025, the Special Limited Partner submitted 10,172 and 71,205 Class E units for repurchase by the Company, for a total repurchase amount of $0.3 million and $2.0 million, respectively. As of September 30, 2025 all Class E units have been repurchased by the Special Limited Partner. During the three and nine months ended September 30, 2024, the Special Limited Partner submitted 30,005 and 87,970 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million and $2.6 million, respectively.
Reimbursement of Expenses Incurred by Adviser
During the three and nine months ended September 30, 2025, we incurred $0.3 million and $1.0 million, respectively, for expenses incurred by the Adviser on our behalf. During the three and nine months ended September 30, 2024, we incurred $0.2 million and $0.8 million, respectively, for expenses incurred by the Adviser on our behalf.

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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Offering. As of September 30, 2025 and December 31, 2024, we have paid $0.2 million and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S and Class D shares.
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
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. We pay the DST dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the three and nine months ended September 30, 2025, we incurred upfront selling commissions, upfront dealer manager and placement fees of $0.7 million and $1.6 million, respectively. For the three and nine months ended September 30, 2024, we incurred upfront selling commissions, upfront dealer manager and placement fees of $0.1 million and $0.2 million, respectively.
The DST dealer manager also receives an investor servicing fee equal to 0.25% per annum of Interests sold, net of upfront fees and reimbursements, some or all of which may be waived or reallowed to participating broker-dealers. For the three and nine months ended September 30, 2025, the expense incurred for investor servicing fees was $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, the expense incurred for investor servicing fees was approximately $10,000 and $31,000, respectively.

Invesco DST Manager LLC, a subsidiary of the Adviser, is paid a management fee equal to 0.15% per annum of Interests sold, net of upfront fees and reimbursements, to serve as manager and signatory trustee of the DSTs. For the three and nine months ended September 30, 2025, the expense incurred for management fees was approximately $47,000 and $0.1 million, respectively. For the three and nine months ended September 30, 2024, the expense incurred for management fees was approximately $6,000 and $19,000, respectively.
For the first DST Offering, an affiliate of Invesco received an organizational and offering expense reimbursement from the beneficial owners of 0.5% of Interests sold. The first DST Offering closed in December 2024. As such, we did not incur any organizational and offering expense reimbursement fees for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we incurred organizational and offering expense reimbursement fees of approximately $31,000 and $0.1 million, respectively. For the second and third DST Offering, our Operating Partnership receives an organizational and offering expense reimbursement from the beneficial owners of 0.5% of Interests sold. For the three and nine months ended September 30, 2025, we recorded income from organizational and offering expense reimbursement of $0.3 million and $0.6 million, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations. The second and third DST Offering did not commence until October 2024 and April 2025, respectively, therefore, we did not record any income from organizational and offering expense reimbursement for the three and nine months ended September 30, 2024.
Our Operating Partnership generally receives a closing cost reimbursement from the beneficial owners equal to 0.5% of Interests sold. For the three and nine months ended September 30, 2025, we recorded income from closing cost reimbursements of $0.3 million and $0.6 million, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations. For the three and nine months ended September 30, 2024, we recorded income from closing cost reimbursements of approximately $31,000 and $0.1 million, respectively, recorded as a component of other revenue on our condensed consolidated statement of operations.
See additional information on the DST Program in Note 17 — “DST Program.”
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of September 30, 2025 and December 31, 2024, excluding the Class E Shares issued for payment of the management fee held by the Adviser as described above.

	September 30, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,028,719	—	—	$441,750
Invesco Global Property Plus Fund	—	—	—	147,960	834,416	—	—	—	29,500
Invesco Realty, Inc.	90	91	91	—	—	—	878,895	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	126,981	—	—	—	3,540
Total	90	91	91	147,960	961,397	15,028,719	878,895	439,448	$513,806

	December 31, 2024
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,466,761	—	—	$426,204
Invesco Global Property Plus Fund	—	—	—	790,720	834,415	—	—	—	46,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	125,600	—	—	—	3,479
Total	351,856	351,856	351,856	1,102,003	960,015	14,466,761	—	—	$515,199
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
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of September 30, 2025 and December 31, 2024, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of September 30, 2025 and December 31, 2024, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Accrued Reimbursable Operating, Organization and Offering Expenses

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2025 and December 31, 2024, we have $2.5 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organizational and offering expenses incurred subsequent to December 31, 2022. As of September 30, 2025 and December 31, 2024, we have $3.2 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

On September 30, 2025, the Adviser agreed to reimburse us $1.1 million for operating expenses incurred by us for third-party support for our DST Program. We recorded this as a reduction of general and administrative expenses on our condensed consolidated statements of operations and due to affiliates on our condensed consolidated balance sheets.

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

We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2025 did not exceed the charter-imposed limitation.
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
During the three and nine months ended September 30, 2025, we incurred approximately $41,000 and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and nine months ended September 30, 2024, we incurred approximately $44,000 and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
Investment in Affiliated Fund
As of September 30, 2025, we have an investment of $13.2 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.

Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the three and nine months ended September 30, 2025, we incurred $0.1 million and $0.4 million, respectively, for our wholly owned properties and approximately $33,000 and $0.1 million, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statement of operations. For the three and nine months ended September 30, 2024, we incurred $0.1 million and $0.2 million, respectively, for our wholly owned properties and approximately $29,000 and $0.1 million, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statement of operations.
Adviser Capital Markets Service
We entered into a Financing Introduction Agreement, dated July 21, 2025, with the Adviser pursuant to which we pay the Adviser a fee to provide financing arrangement services upon the closing of mortgage financing on our assets. During the three months ended September 30, 2025, we paid the Adviser a fee of $0.1 million for such services.
As the mortgage refinance transaction related to the Sunbelt Medical Office Portfolio is held in the Invesco JV, the total fee of $0.2 million was paid pro rata with U.S. Income Fund L.P. based on our respective ownership interest.
Other
As of September 30, 2025, we have an outstanding commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. On July 25, 2025, the commitment was reduced by $35.0 million from $65.0 million pursuant to and in accordance with the terms of the amended Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of September 30, 2025, we have not called any of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 12 — “Redeemable Equity Instruments.”
19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2025, we have no material off-balance sheet commitments and contingencies.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not subject to any material litigation or aware of any pending or threatened material litigation.
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

The following table details the components of operating lease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Fixed lease payments	$13,321	$13,271	$38,809	$39,155
Variable lease payments	2,351	1,423	6,279	4,591
Rental revenue	$15,672	$14,694	$45,088	$43,746
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents(1)
2025 (remainder)	$5,472
2026	21,368
2027	18,802
2028	17,031
2029	14,337
2030	12,310
Thereafter	52,624
Total	$141,944
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
21.Segment Reporting
As of September 30, 2025, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt and real estate-related securities. Real estate debt includes an originated commercial loan, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually.
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

The following table summarizes our total assets by segment:

in thousands	September 30, 2025	December 31, 2024
Healthcare	$60,335	$64,292
Office	28,243	29,270
Industrial	284,558	216,473
Self-Storage	70,940	71,242
Multifamily	229,855	193,547
Student Housing	149,819	151,382
Grocery-Anchored Retail	61,421	62,843
Real Estate Debt	55,250	63,161
Real Estate-Related Securities	44,587	56,472
Corporate and Other	84,545	74,397
Total assets	$1,069,553	$983,079

The following table summarizes our financial results by segment for the three months ended September 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$732	$4,047	$1,678	$4,283	$3,244	$1,414	$—	$—	$274	$15,672
Income from commercial loans	—	—	—	—	—	—	—	391	—	—	391
Other revenue	—	—	87	146	135	320	3	—	—	524	1,215
Total revenues	—	732	4,134	1,824	4,418	3,564	1,417	391	—	798	17,278

Expenses:
Rental property operating	—	143	1,040	859	2,060	2,044	549	—	—	141	6,836
Total expenses	—	143	1,040	859	2,060	2,044	549	—	—	141	6,836
Income (loss) from unconsolidated entities, net	360	—	—	—	—	—	—	849	—	840	2,049
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	225	—	—	225
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	976	—	976
Segment net operating income (loss)	$360	$589	$3,094	$965	$2,358	$1,520	$868	$1,465	$976	$1,497	$13,692

Depreciation and amortization	$(1,506)	$(342)	$(2,352)	$(462)	$(1,769)	$(1,219)	$(521)	$—	$—	$(1,476)	$(9,647)

General and administrative											(725)
Gain (loss) on derivative instruments, net											182
Unrealized gain (loss) on commercial loans											23
Interest income											607
Interest expense											(4,254)
Management fee - related party											(776)
Performance participation interest - related party											8
Other income (expense)											(130)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(1,020)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											(437)
Net income (loss) attributable to common stockholders											$(1,457)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$2,049
Depreciation and amortization attributable to unconsolidated entities	(2,035)
Income (loss) from unconsolidated entities, net	$14
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2025:

in thousands
Segment depreciation and amortization	$(9,647)
Depreciation and amortization attributable to unconsolidated entities	2,035
Depreciation and amortization	$(7,612)

The following table summarizes our financial results by segment for the three months ended September 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$767	$2,141	$2,168	$2,973	$5,215	$1,430	$—	$—	$—	$14,694
Income from commercial loans	—	—	—	—	—	—	—	1,012	—	—	1,012
Other revenue	—	—	89	220	66	407	—	—	—	31	813
Total revenues	—	767	2,230	2,388	3,039	5,622	1,430	1,012	—	31	16,519

Expenses:
Rental property operating	—	148	1,158	544	1,219	2,906	470	—	—	109	6,554
Total expenses	—	148	1,158	544	1,219	2,906	470	—	—	109	6,554
Income (loss) from unconsolidated entities, net	161	—	—	—	—	—	—	797	—	844	1,802
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	200	—	—	200
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	1,631	—	1,631
Segment net operating income (loss)	$161	$619	$1,072	$1,844	$1,820	$2,716	$960	$2,009	$1,631	$766	$13,598

Depreciation and amortization	$(1,600)	$(194)	$(1,432)	$(640)	$(1,213)	$(1,736)	$(518)	$—	$—	$(1,154)	$(8,487)

General and administrative											(2,180)
Gain (loss) on derivative instruments, net											(1,382)
Unrealized gain (loss) on commercial loans											36
Interest income											484
Interest expense											(6,196)
Management fee - related party											(515)
Other income (expense)											180
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(4,462)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											987
Net (income) loss attributable to non-controlling interest in INREIT OP											15
Net income (loss) attributable to common stockholders											$(3,460)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended September 30, 2024:

in thousands
Segment income (loss) from unconsolidated entities	$1,802
Depreciation and amortization attributable to unconsolidated entities	(2,754)
Income (loss) from unconsolidated entities, net	$(952)
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended September 30, 2024:

in thousands
Segment depreciation and amortization	$(8,487)
Depreciation and amortization attributable to unconsolidated entities	2,754
Depreciation and amortization	$(5,733)

The following table summarizes our financial results by segment for the nine months ended September 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,194	$11,720	$4,877	$12,119	$9,545	$4,267	$—	$—	$366	$45,088
Income from commercial loans	—	—	—	—	—	—	—	1,176	—	—	1,176
Other revenue	—	—	261	449	358	904	4	—	—	1,269	3,245
Total revenues	—	2,194	11,981	5,326	12,477	10,449	4,271	1,176	—	1,635	49,509

Expenses:
Rental property operating	—	437	3,585	2,470	5,989	5,001	1,553	—	—	138	19,173
Total expenses	—	437	3,585	2,470	5,989	5,001	1,553	—	—	138	19,173
Income (loss) from unconsolidated entities, net	2,190	—	—	—	—	—	—	2,494	—	2,747	7,431
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	922	—	—	922
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	2,226	—	2,226
Segment net operating income (loss)	$2,190	$1,757	$8,396	$2,856	$6,488	$5,448	$2,718	$4,592	$2,226	$4,244	$40,915

Depreciation and amortization	$(4,590)	$(1,025)	$(7,170)	$(1,380)	$(6,602)	$(3,625)	$(1,559)	$—	$—	$(2,795)	$(28,746)

General and administrative											(5,324)
Gain (loss) on derivative instruments, net											(455)
Unrealized gain (loss) on commercial loans											(22)
Debt extinguishment charges											(485)
Interest income											2,093
Interest expense											(12,739)
Management fee - related party											(2,089)
Other income (expense)											(293)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(7,145)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											(741)
Net (income) loss attributable to non-controlling interest in INREIT OP											(55)
Net income (loss) attributable to common stockholders											$(7,941)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$7,431
Depreciation and amortization attributable to unconsolidated entities	(6,925)
Income (loss) from unconsolidated entities, net	$506
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2025:

in thousands
Segment depreciation and amortization	$(28,746)
Depreciation and amortization attributable to unconsolidated entities	6,925
Depreciation and amortization	$(21,821)

The following table summarizes our financial results by segment for the nine months ended September 30, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,249	$6,952	$6,387	$8,768	$15,192	$4,198	$—	$—	$—	$43,746
Income from commercial loans	—	—	—	—	—	—	—	3,282	—	—	3,282
Other revenue	—	—	266	663	183	1,009	2	—	—	95	2,218
Total revenues	—	2,249	7,218	7,050	8,951	16,201	4,200	3,282	—	95	49,246

Expenses:
Rental property operating	—	446	2,652	3,326	3,735	7,083	1,388	—	—	342	18,972
Total expenses	—	446	2,652	3,326	3,735	7,083	1,388	—	—	342	18,972
Income (loss) from unconsolidated entities, net	2,589	—	—	—	—	—	—	2,353	—	2,390	7,332
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	1,356	—	—	1,356
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	3,386	—	3,386
Segment net operating income (loss)	$2,589	$1,803	$4,566	$3,724	$5,216	$9,118	$2,812	$6,991	$3,386	$2,143	$42,348

Depreciation and amortization	$(4,934)	$(1,026)	$(4,192)	$(1,915)	$(3,773)	$(5,207)	$(1,563)	$—	$—	$(2,269)	$(24,879)

General and administrative											(4,943)
Gain (loss) on derivative instruments, net											888
Unrealized gain (loss) on commercial loans											146
Interest income											1,259
Interest expense											(18,269)
Management fee - related party											(1,478)
Other income (expense)											(309)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(5,237)
Dividends to preferred stockholders											(4)
Issuance and redemption costs of redeemed preferred stock											(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											1,484
Net (income) loss attributable to non-controlling interest in INREIT OP											57
Net income (loss) attributable to common stockholders											$(3,724)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2024:

in thousands
Segment income (loss) from unconsolidated entities	$7,332
Depreciation and amortization attributable to unconsolidated entities	(7,203)
Income (loss) from unconsolidated entities, net	$129
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the nine months ended September 30, 2024:

in thousands
Segment depreciation and amortization	$(24,879)
Depreciation and amortization attributable to unconsolidated entities	7,203
Depreciation and amortization	$(17,676)

22.Subsequent Events
DST Program

On October 7, 2025, we commenced our fourth DST Offering under our DST Program. The DST Properties for the fourth DST Offering are comprised of three industrial properties. As of November 7, 2025, we have not raised any proceeds from the fourth DST Offering.
Repayment of Revolving Credit Facility
Subsequent to September 30, 2025, we repaid the principal outstanding balance on our Revolving Credit Facility of $25.0 million.

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
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

As of September 30, 2025, we own or have invested in 64 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of September 30, 2025, we also own real estate-related securities, have an investment in a commercial loan and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis. As of November 7, 2025, we have received aggregate gross proceeds of $235.4 million from the Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
In addition to the Offering, we are conducting several private offerings of our common stock (the “Private Offerings”). As of November 7, 2025, we have received gross proceeds of $607.3 million in the Private Offerings.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of November 7, 2025, we have raised $194.0 million net proceeds from our DST Program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income generated by the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, changing macroeconomic landscape, interest rates, capital flows and transaction activity had the most direct impacts on our performance and financial condition during the third quarter of 2025.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and to a lesser extent, elsewhere in the world. Inflation and economic trend data, along with policy shifts with a new administration, will ultimately determine if and when interest rates decline. For the time being, secured borrowing costs for core and core plus real estate remain in the five to six percent range, which will inform how investors underwrite value and their conviction in required growth. Our investment decisions today are further colored by a divergence in sector fundamentals, impacts of recent changes to U.S. trade policies and the resulting impacts to both near-term and long-term consumer demand. Our real estate portfolio is comprised of tangible, income-generating assets, the cash flows of which are less directly impacted by fluctuations in public markets. New trade policies may cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation. This could create attractive entry points and investment opportunities, further emphasizing the importance to prioritize investment-level execution to generate outperformance.
Rental Property Operating Results
We generate rental property income primarily from rental revenue received by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with above or at market value rents and rent collection, which is determined primarily by each current and future tenant’s financial condition and ability to make rent payments to us on time. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.

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

Q3 2025 Highlights
Operating Results
•We declared monthly net distributions totaling $9.5 million for the three months ended September 30, 2025. The details of the average annualized distributions rates and total returns are shown in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N	Class S-PR	Class K-PR
Average Annualized Distribution Rate(1)(4)	5.5%	5.5%	6.1%	6.3%	5.9%	6.0%	6.1%	6.1%
Year-to-Date Total Return, without upfront selling commissions(2)	1.9%	1.9%	2.2%	2.4%	3.1%	3.1%	1.9%	1.9%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.7)%	(1.7)%	0.7%	2.4%	3.1%	3.1%	(1.7)%	1.9%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.1%	4.2%	4.4%	4.7%	6.1%	7.7%	1.9%	1.9%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.3%	3.4%	4.0%	4.7%	6.1%	7.7%	(1.7)%	1.9%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended September 30, 2025.
(2)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Returns for periods longer than one year are annualized.
(3)The inception date was June 1, 2021 for Class T, S and D shares; May 21, 2021 for Class I shares; May 14, 2021 for Class E shares; September 28, 2020 for Class N shares and June 30, 2025 for Class S-PR and K-PR shares.
Capital Activity
•During the three months ended September 30, 2025, we raised $11.6 million of net proceeds from the sale of our common stock and $52.4 million of net proceeds from the DST Program.
Investments
•We purchased $14.5 million and sold $29.6 million in real estate-related securities bringing our total investment in real estate-related securities to $42.8 million.
•During the three months ended September 30, 2025, we acquired two industrial real estate properties for a total purchase price of $77.8 million, inclusive of acquisition-related costs. These industrial property acquisitions include a property in Mebane, North Carolina and Fort Pierce, Florida, both providing long-term durable income and income growth supported by weighted average lease terms of approximately nine and six years, respectively, and contractual rent escalations. These industrial properties are strategically located along major logistics corridors, serving as key distribution hubs in the Southeast and Florida.
•During the three months ended September 30, 2025, we also acquired a multifamily apartment community in Las Vegas, Nevada, and a portfolio of three manufactured housing communities in the Tucson and Phoenix, Arizona Metropolitan Statistical Areas for a total purchase price of $58.4 million, inclusive of acquisition-related costs. These residential investments reflect our focus on acquiring assets in markets with growing populations and declining levels of new supply.
Financings
•On July 25, 2025, we entered into a loan amendment to the existing Revolving Credit Facility. The amendment extended the maturity date to July 23, 2027 with an option to extend the maturity date to July 21, 2028, subject to certain conditions. The amendment also provides us the ability to request increases in aggregate commitments up to $250.0 million and modified pricing that borrowings under the Revolving Credit Facility carry interest at a rate equal to SOFR plus an applicable margin that is based on our leverage ratio.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of September 30, 2025:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on fair value as of September 30, 2025:
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
(2)Property Type weighting is measured as the asset value of real estate investments for each sector category (Healthcare, Industrial, Office, Multifamily, Grocery-Anchored Retail, Self-Storage, Student Housing, Private Real Estate Debt, Other) against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. The Other segment includes non-controlling interests in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. Totals may not sum to 100% due to rounding.
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
As of September 30, 2025, we owned interests in 64 properties, which we acquired for a total purchase price of $1.0 billion, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of September 30, 2025:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Industrial	14	2,354,967 sq. ft.	84%	$293,723	$11,981	20%
Healthcare	20	1,030,397 sq. ft.	94%	168,161	2,190	4%
Multifamily	3	739 units	95%	168,203	12,477	21%
Student Housing	1	833 beds	92%	115,830	10,449	17%
Self-Storage	8	462,520 sq. ft.	87%	81,070	5,326	9%
Grocery-Anchored Retail	1	122,225 sq. ft.	100%	60,200	4,271	7%
Office	1	80,980 sq. ft.	100%	27,900	2,194	4%
Other(4)	16	4,080,786 sq. ft. / 256 units	94%	69,672	4,382	6%
Total	64			$984,759	$53,270	88%
(1)Based on fair value as of September 30, 2025. Gross Asset Value consists of $773.0 million of our allocable share of consolidated real estate properties and $211.7 million of our allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2025. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include real estate debt and real estate-related securities. See the tables below for the remainder of our segment revenue.
(4)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of September 30, 2025:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate Debt	3	$55,162	$4,592	8%
(1)Based on fair value as of September 30, 2025. The Fair Value includes an investment in a commercial mortgage, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2025. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Holdings LLC (“San Simeon Preferred Equity”) investment, income from commercial loans and income from the investment in an affiliated fund.

(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate-related securities.
The following table provides a summary of our real estate-related securities as of September 30, 2025:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue(3)
Real Estate-Related Securities	23	$42,787	$2,226	4%
(1)Based on fair value as of September 30, 2025. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2025. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.
(3)The Percentage of Total Segment Revenue does not equal 100% as it does not include the real estate portfolio and real estate debt.

Real Estate
The following table provides information regarding our portfolio of real estate as of September 30, 2025:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Sq. Feet / Units /Beds		Occupancy
Industrial:
13034 Excelsior(5)	1	Norwalk, CA	December 2020	100%	53,527	sq. ft.	100%
5201 Industry(5)	1	Pico Rivera, CA	December 2020	100%	40,480	sq. ft.	100%
Meridian Business 940(2)(5)	1	Aurora, IL	September 2021	100%	257,542	sq. ft.	100%
Capital Park 2919(2)(5)	1	Grove City, OH	January 2022	100%	378,283	sq. ft.	100%
3101 Agler Road(2)(5)	1	Columbus, OH	March 2022	100%	160,000	sq. ft.	100%
Earth City 13330(2)	1	Earth City, MO	March 2022	95%	542,600	sq. ft.	42%
International Business 4535	1	Charlotte, NC	July 2024	100%	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	384,335	sq. ft.	86%
Buckhorn Industrial	1	Mebane NC	August 2025	100%	265,000	sq. ft.	100%
Interstate Commerce	1	Fort Pierce, FL	September 2025	100%	212,000	sq. ft.	100%
Total Industrial	14				2,354,967	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	360	units	96%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	181	units	97%
Fleetwood Apartments	1	Las Vegas, NV	August 2025	93%	198	units	90%
Total Multifamily	3				739	units

Student Housing:
The Carmin(6)	1	Tempe, AZ	December 2021	59%	833	beds	92%
Total Student Housing	1				833	beds

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	1,030,397	sq. ft.	94%
Total Healthcare	20				1,030,397	sq. ft.

Self-Storage:
River Road Storage(5)	1	Salem, OR	September 2021	100%	76,034	sq. ft.	88%
South Loop Storage(5)	1	Houston, TX	September 2021	100%	66,981	sq. ft.	89%
University Parkway Storage(5)	1	Winston-Salem, NC	April 2022	100%	52,275	sq. ft.	89%
Bend Self-Storage Portfolio(5)	2	Bend, OR	June 2022	100%	62,805	sq. ft.	91%
Clarksville Self-Storage Portfolio(5)	3	Clarksville, TN	July 2022	100%	204,425	sq. ft.	86%
Total Self-Storage	8				462,520	sq. ft.

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	122,225	sq. ft.	100%
Total Grocery-Anchored Retail	1				122,225	sq. ft.

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	80,980	sq. ft.	100%
Total Office	1				80,980	sq. ft.

Other:
Retail GP Fund(4)	12	Various(4)	Various(4)	4.5% - 9.0%	4,080,786	sq. ft.	100%
Tanner Road MHC	1	Houston, TX	May 2025	100%	85	units	100%
Arizona MHC Portfolio	3	Tucson, AZ	September 2025	100%	171	units	90%
Total Other	16
Total Investment Properties	64

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
(2)Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 were previously presented as Midwest Industrial Portfolio. In April 2025, we purchased the remaining 5% interest of the Meridian Business 940, Capital Park 2919 and 3101 Agler properties, in which we previously had a 95% ownership interest, from our joint venture partner.
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
(5)These properties are held through our DST Program as of September 30, 2025 and have been consolidated in our condensed consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures in our condensed consolidated balance sheets.
(6)In February 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property to an unaffiliated third party. Our new consolidated ownership interest is 59%.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of September 30, 2025. The table below excludes our self-storage, multifamily and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet(2)	% of Total Square Feet Expiring
2025 (remaining)	22	$1,206	4%	61,024	2%
2026	42	3,344	10%	338,689	13%
2027	32	2,579	8%	328,780	13%
2028	38	2,565	8%	80,959	3%
2029	35	5,678	17%	531,530	21%
2030	29	2,992	9%	187,996	7%
2031	13	1,016	3%	118,347	5%
2032	13	749	2%	22,867	1%
2033	8	273	1%	12,924	1%
2034	15	3,238	10%	323,200	13%
Thereafter	36	8,896	28%	572,798	21%
Total	283	$32,536	100%	2,579,114	100%
(1)Annualized base rent is determined from the annualized September 30, 2025 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Annualized base rent and square feet are presented at our pro rata share.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 94% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At September 30, 2025, our total equity investment was $29.8 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of September 30, 2025, our investment in CMI was $13.2 million.

The following table summarizes our investment in a commercial loan as of September 30, 2025 and December 31, 2024:

					Current Principal Balance		Fair Value
in thousands	Origination Date	Loan Type	Interest Rate(1)	Periodic Payment Terms	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Maturity Date
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	12.48%	Interest only	$12,245	$13,007	$12,213	$12,996	2/9/2026
(1)Represents the interest rate as of September 30, 2025. The loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
We elected the fair value option and, accordingly, there are no capitalized origination costs or fees associated with the loans.
Investments in Liquid Real Estate-Related Securities
The following table details our investments in real estate-related securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$41,741	$(1,370)	$40,371	$368	$40,739	6.87%	4/22/2028
Preferred stock of REITs	N/A	N/A	1,975	73	2,048	6.20%	N/A
Total	$41,741	$(1,370)	$42,346	$441	$42,787

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
in thousands	2025	2024		2025	2024
Revenues
Rental revenue	$15,672	$14,694	$978	$45,088	$43,746	$1,342
Income from commercial loans	391	1,012	(621)	1,176	3,282	(2,106)
Other revenue	1,215	813	402	3,245	2,218	1,027
Total revenues	17,278	16,519	759	49,509	49,246	263
Expenses
Rental property operating	6,836	6,554	282	19,173	18,972	201
General and administrative	725	2,180	(1,455)	5,324	4,943	381
Management fee - related party	776	515	261	2,089	1,478	611
Performance participation interest - related party	(8)	—	(8)	—	—	—
Depreciation and amortization	7,612	5,733	1,879	21,821	17,676	4,145
Total expenses	15,941	14,982	959	48,407	43,069	5,338
Other income (expense), net
Income (loss) from unconsolidated entities, net	14	(952)	966	506	129	377
Gain (loss) on real estate-related securities, net	976	1,631	(655)	2,226	3,386	(1,160)
Income (loss) from investment in affiliated fund, net	225	200	25	922	1,356	(434)
Gain (loss) on derivative instruments, net	182	(1,382)	1,564	(455)	888	(1,343)
Unrealized gain (loss) on commercial loans	23	36	(13)	(22)	146	(168)
Debt extinguishment charges	—	—	—	(485)	—	(485)
Interest income	607	484	123	2,093	1,259	834
Interest expense	(4,254)	(6,196)	1,942	(12,739)	(18,269)	5,530
Other income (expense), net	(130)	180	(310)	(293)	(309)	16
Total other income (expense), net	(2,357)	(5,999)	3,642	(8,247)	(11,414)	3,167
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(1,020)	$(4,462)	$3,442	$(7,145)	$(5,237)	$(1,908)
Dividends to preferred stockholders	$—	$—	$—	$—	$(4)	$4
Issuance and redemption costs of redeemed preferred stock	—	—	—	—	(24)	24
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(437)	987	(1,424)	(741)	1,484	(2,225)
Net (income) loss attributable to non-controlling interest in INREIT OP	—	15	(15)	(55)	57	(112)
Net income (loss) attributable to common stockholders	$(1,457)	$(3,460)	$2,003	$(7,941)	$(3,724)	$(4,217)

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue increased by $1.0 million, other revenue increased by $0.4 million and rental property operating expenses increased by $0.3 million for the three months ended September 30, 2025 as compared to the same period in 2024. Rental revenue increased by $1.3 million, other revenue increased by $1.0 million and rental property operating expenses increased by $0.2 million for the nine months ended September 30, 2025 as compared to the same period in 2024. For the three and nine months ended, rental revenue, other revenue and property operating expenses increased due to the acquisition of thirteen new properties in the last twelve months. Additionally, for the three and nine months ended, the increase in other revenue is due to an increase in interests sold in our DST Program in 2025 driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive.

Income from Commercial Loans and Unrealized Gain (Loss) on Commercial Loans
During the three and nine months ended September 30, 2025, income from commercial loans decreased $0.6 million and $2.1 million, respectively, compared to the three and nine months ended September 30, 2024. This is due to the maturity and repayment of the Blue Grass commercial loan in September 2024. For the three months ended September 30, 2025, unrealized gain on commercial loans decreased by approximately $13,000 compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, we recorded an unrealized loss of approximately $22,000 on commercial loans compared to an unrealized gain on commercial loans of $0.1 million for the nine months ended September 30, 2024. Changes for both of the comparable periods were driven by changes to the interest rate environment as compared to 2024.
General and Administrative
During the three months ended September 30, 2025, general and administrative expenses decreased $1.5 million compared to the three months ended September 30, 2024. The decrease was primarily due to the reimbursement agreed to be issued from the Adviser for expenses incurred by us for third-party support for our DST Program. During the nine months ended September 30, 2025, general and administrative expenses increased $0.4 million compared to the nine months ended September 30, 2024. The increase was primarily due to higher corporate level expenses related to the growth of our DST Program. We receive reimbursements from interests sold for costs incurred to start up each DST Offering as described in the increase in Other Revenue above.
Management Fee - Related Party
During the three and nine months ended September 30, 2025, the management fee increased $0.3 million and $0.6 million, respectively, compared to the three and nine months ended September 30, 2024 due to an additional management fee payable to the Adviser from interests sold in our DST Program.
Performance Participation Interest - Related Party
During the three and nine months ended September 30, 2025, the performance participation interest decreased approximately $8,000 as the hurdles were no longer met and the accrual was released as of September 30, 2025. There was no performance participation interest accrual for the three and nine months ended September 30, 2024.
Depreciation and Amortization
During the three and nine months ended September 30, 2025, depreciation and amortization increased $1.9 million and $4.1 million, respectively, compared to the three and nine months ended September 30, 2024 primarily due to the acquisition of thirteen properties in the last twelve months.
Income (Loss) from Unconsolidated Entities, Net
During the three and nine months ended September 30, 2025, income from unconsolidated entities increased $1.0 million and $0.4 million, respectively, compared to the three and nine months ended September 30, 2024. For the three months ended, the increase is primarily due to an increase in net income at Vida JV LLC due to unrealized gains from derivatives. For the nine months ended, the increase is primarily due to the sale of two investments in the Retail GP Fund in the last twelve months.

Gain (Loss) on Real Estate-Related Securities, Net
During the three and nine months ended September 30, 2025, our gains on real estate-related securities decreased by approximately $0.7 million and $1.2 million, respectively, compared to the three and nine months ended September 30, 2024. The decrease was primarily due to market fluctuations on CMBS holdings.
Income (Loss) from Investment in Affiliated Fund, Net
During the three months ended September 30, 2025, income from investment in affiliated fund was consistent with the three months ended September 30, 2024. During the nine months ended September 30, 2025, income from investment in affiliated fund decreased by $0.4 million compared to the nine months ended September 30, 2024. The decrease is primarily due to a decrease in net investment income caused by partial redemptions and distributions which decreased our investment and unrealized loss allocations of the fund.
Gain (Loss) on Derivative Instruments, Net
During the three months ended September 30, 2025, we recorded a gain on derivative instruments of $0.2 million compared to a loss on derivative instruments of $1.4 million for the three months ended September 30, 2024. The change is primarily due to unrealized gains in the current period offset by a decrease in contractual interest received from the derivative instruments due to expired and terminated contracts. During the nine months ended September 30, 2025, we recorded a loss on derivative instruments of $0.5 million compared to a gain on derivative instruments of $0.9 million for the nine months ended September 30, 2024. The change is a result of cumulative unrealized losses in 2025 compared to 2024 and a decrease in contractual interest received from the derivative instruments due to expired and terminated contracts.
Debt Extinguishment Charges
During the nine months ended September 30, 2025, we incurred debt extinguishment charges of $0.5 million from the early repayment of the mortgage notes secured by The Carmin and Midwest Industrial Portfolio properties. We did not incur any debt extinguishment charges in the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.
Interest Income
During the three and nine months ended September 30, 2025, interest income increased by $0.1 million and $0.8 million, respectively, compared to the three and nine months ended September 30, 2024. The increase was primarily due to a higher average cash balance in 2025 compared to 2024.
Interest Expense
During the three and nine months ended September 30, 2025, interest expense decreased $1.9 million and $5.5 million, respectively, compared to the three and nine months ended September 30, 2024. The decrease is primarily due to the repayment of the mortgage associated with a property sold in 2024 and the repayment of the mortgage related to the Midwest Industrial Portfolio that was paid off in April 2025.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Net income (loss) attributable to our stockholders	$(1,457)	$(3,460)	$(7,941)	$(3,724)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	7,612	5,733	21,821	17,676
Amount attributed to unconsolidated entities for real estate depreciation and amortization	2,192	2,754	6,924	7,203
Amount attributed to non-controlling interests for real estate depreciation and amortization	(2,161)	(613)	(3,017)	(1,900)
Amount attributed to unconsolidated entities for net gain on disposition of real estate	(79)	—	(419)	(106)
FFO attributable to our stockholders	6,107	4,414	17,368	19,149
Adjustments to arrive at AFFO:
Straight-line rental income	(118)	(160)	(450)	(498)
Amortization of capitalized tax abatement(1)	42	42	125	125
Amortization of above-market and below-market lease intangibles	(438)	(47)	(1,305)	(158)
Amortization of deferred financing costs	428	368	1,175	993
Debt extinguishment charges	—	—	485	—
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	172	1,323	1,270	(393)
Non-cash share based compensation awards	51	19	176	57
Non-cash performance participation interest	(8)	—	—	—
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	1,033	1,594	2,098	2,847
Amount attributed to unconsolidated entities for above adjustments	89	12	220	(47)
Amount attributed to non-controlling interests for above adjustments	1,107	(661)	582	(456)
AFFO attributable to our stockholders	8,465	6,904	21,744	21,619
Adjustments to arrive at FAD:
Non-cash management fee	776	515	2,089	1,478
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(788)	(268)	(644)	(605)
Accrued preferred return from preferred membership interest	(315)	(295)	(923)	(868)
Accrued preferred return from preferred equity investment	(87)	(91)	(259)	(263)
Stockholder servicing fees	(52)	(47)	(148)	(129)
Recurring capital expenditures attributed to unconsolidated entities(3)	(221)	(105)	(1,801)	(1,293)
Recurring capital expenditures attributed to non-controlling interests(3)	195	(50)	985	—
Realized (gains) losses on financial instruments(4)	(96)	621	933	2,009
Accrued property incentive fees	—	(464)	(92)	203
FAD attributable to our stockholders	$7,877	$6,720	$21,884	$22,151
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2025, accumulated amortization of the capitalized tax abatement was $0.6 million.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	September 30, 2025	December 31, 2024
Stockholders' equity	$77,000	$102,268
Adjustments:
Class N redeemable common stock(1)	440,723	425,178
Unrealized net real estate and borrowings appreciation (depreciation)(2)	(23,915)	(27,036)
Accumulated depreciation and amortization(3)	132,367	108,062
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	—	2,018
Accrued stockholder servicing fee(6)	2,550	2,490
Impairment of investments in real estate(7)	6,182	6,182
Straight-line rent receivable(8)	(8,013)	(7,399)
Purchase and sale of interest in consolidated joint ventures(9)	(17,020)	—
Other	355	744
NAV	$622,229	$624,507
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
(9)Under GAAP, contributions or distributions where there is an addition or reduction in the parent’s ownership interest and control is maintained are based on the carrying value of the property at the time of the transaction. Therefore, contributions or distributions from non-controlling interests in the property may not equal total consideration received or paid. For purposes of determining our NAV, contributions or distributions from non-controlling interests are equal to total consideration received or paid.
The following table provides a breakdown of the major components of our total NAV as of September 30, 2025 and December 31, 2024:

in thousands, except share/unit data
Components of NAV	September 30, 2025	December 31, 2024
Investments in real estate	$928,931	$774,238
Investments in unconsolidated entities	146,669	148,905
Investments in real estate-related securities	42,787	56,472
Investment in commercial loan	12,212	12,996
Investment in affiliated fund	13,224	21,675
Cash and cash equivalents	39,385	48,820
Restricted cash	3,222	4,883
Other assets	3,523	4,395
Mortgage notes, revolving credit facility and financing obligation, net	(312,581)	(336,291)
Subscriptions received in advance	(1,740)	(835)
Other liabilities	(21,670)	(18,921)
Management fee payable	(528)	(359)
Accrued stockholder servicing fees	(17)	(16)
Non-controlling interests in joint-ventures	(231,188)	(91,455)
Net asset value	$622,229	$624,507
Number of outstanding shares/units	22,923,723	22,676,865
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Operating Partnership Units(1)	Total
Net asset value	$7,397	$12,577	$13,477	$105,190	$35,428	$412,547	$23,742	$11,871	$—	$622,229
Number of outstanding shares/units	284,652	482,866	518,266	4,023,077	1,267,800	15,028,719	878,895	439,448	—	22,923,723
NAV Per Share/Unit as of September 30, 2025	$25.9867	$26.0471	$26.0037	$26.1466	$27.9447	$27.4506	$27.0135	$27.0135	$—
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.

Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the September 30, 2025 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.3%	5.8%
Office	9.0%	7.3%
Industrial	8.0%	5.9%
Self-Storage	7.6%	5.8%
Multifamily	7.6%	5.5%
Student Housing	7.8%	5.8%
Retail	8.4%	7.3%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.7)%	(1.9)%	(1.8)%	(1.9)%	(1.8)%	(1.8)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.1%	+2.9%	+2.7%	+2.9%	+2.7%	+1.9%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.7)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%

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
The table below details the net distribution for each of our share classes for the nine months ended September 30, 2025:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
January 31, 2025	$0.1310	$0.1295	$0.1361	$0.1395	$0.1395	$0.1395	$—	$—
February 28, 2025	0.1296	0.1281	0.1341	0.1372	0.1372	0.1372	—	—
March 31, 2025	0.1310	0.1290	0.1361	0.1395	0.1395	0.1395	—	—
April 30, 2025	0.1298	0.1277	0.1347	0.1380	0.1380	0.1380	—	—
May 30, 2025	0.1311	0.1290	0.1362	0.1395	0.1395	0.1395	—	—
June 30, 2025	0.1197	0.1197	0.1326	0.1380	0.1380	0.1380	0.1380	0.1380
July 31, 2025	0.1207	0.1206	0.1340	0.1395	0.1395	0.1395	0.1395	0.1395
August 31, 2025	0.1207	0.1207	0.1340	0.1395	0.1395	0.1395	0.1395	0.1395
September 30, 2025	0.1198	0.1198	0.1326	0.1380	0.1380	0.1380	0.1380	0.1380
Total	$1.1334	$1.1241	$1.2104	$1.2487	$1.2487	$1.2487	$0.5550	$0.5550

For the three and nine months ended September 30, 2025, we declared distributions of $9.5 million and $28.3 million, respectively. For the three and nine months ended September 30, 2024, we declared distributions of $9.3 million and $27.5 million, respectively.

The following tables summarizes our distributions declared during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30, 2025		September 30, 2024
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,633	38%	$3,755	40%
Reinvested in shares	5,847	62%	5,524	60%
Total distributions	$9,480	100%	$9,279	100%
Sources of Distributions
Cash flows from operating activities	$9,480	100%	$6,883	74%
Distributions of capital from investments in unconsolidated entities(1)	—	—%	2,334	25%
Offering proceeds(3)	—	—%	62	1%
Total sources of distributions	$9,480	100%	$9,279	100%

Cash flows from operating activities	$13,184		$6,883
Funds from Operations(2)	$6,107		$4,414

	Nine Months Ended
	September 30, 2025		September 30, 2024
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$11,000	39%	$11,209	41%
Reinvested in shares	17,265	61%	16,256	59%
Total distributions	$28,265	100%	$27,465	100%
Sources of Distributions
Cash flows from operating activities	$20,573	73%	$13,628	50%
Distributions of capital from investments in unconsolidated entities(1)	6,720	24%	5,612	20%
Offering proceeds(3)	972	3%	1,479	5%
Financing proceeds	—	—%	6,746	25%
Total sources of distributions	$28,265	100%	$27,465	100%

Cash flows from operating activities	$20,573		$13,628
Funds from Operations(2)	$17,368		$19,149
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Preferred Equity, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in twelve retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. The distributions received from this investment are classified as investing activities.
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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of September 30, 2025 and December 31, 2024, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of September 30, 2025 and December 31, 2024, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2025 and December 31, 2024, we have $2.5 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of September 30, 2025 and December 31, 2024, we have $3.2 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2025 did not exceed the charter-imposed limitation.
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
Capital Resources
INREIT OP has a Revolving Credit Facility with Bank of America, N.A. (“Bank of America”), which was amended on July 25, 2025. The following is a summary of the Revolving Credit Facility:

$ in thousands			Maximum Facility Size(3)		Principal Outstanding Balance
Indebtedness	Interest Rate	Maturity Date(2)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Revolving Credit Facility	S + applicable margin(1)	7/21/2028	$250,000	$150,000	$25,000	$—
(1)The term “S” refers to the relevant floating benchmark rate, SOFR. Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio. The weighted-average interest rate for the three and nine months ended September 30, 2025 was 5.75%. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.08% and 7.10%, respectively.
(2)The maturity date presented is the extended maturity date. The amendment extended the maturity date from September 5, 2025 to July 23, 2027 and grants an option to extend the term to July 21, 2028, subject to certain conditions.
(3)With the amendment, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The available borrowing capacity is determined by our unencumbered property borrowing base calculation. As of September 30, 2025, we had $45.0 million of available borrowing capacity. With the amendment, the unused commitment fee was modified to be 0.25% if usage is less than 50.0% and 0.15% if usage is greater than or equal to 50.0% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.

As of September 30, 2025, we were in compliance with all loan covenants in our revolving credit facility agreement.
The following table summarizes certain characteristics of our mortgage notes that are secured by our properties:

in thousands					Principal Balance Outstanding
Indebtedness	Interest Rate(1)	Initial Maturity Date	Extended Maturity Date(5)	Maximum Principal Amount	September 30, 2025	December 31, 2024
The Carmin	S + 1.75%(2)	3/5/2026	3/5/2032	$84,000	84,000	65,500
Cortlandt Crossing	3.13%	3/1/2027	N/A	$39,660	39,660	39,660
Everly Roseland	S + 1.45%(3)	4/28/2027	4/28/2029	$113,500	111,658	111,441
Midwest Industrial Portfolio	4.44% and S + applicable margin(4)	7/5/2027	N/A	$70,000	—	70,000
Total mortgages payable					235,318	286,601
Deferred financing costs, net					(692)	(1,335)
Mortgage notes payable, net					$234,626	$285,266
(1)The term “S” refers to the relevant floating benchmark rate, SOFR.
(2)In February 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property and refinanced the mortgage note secured by the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing of the mortgage note. The weighted-average interest rate for the three and nine months ended September 30, 2025 was 6.06% and 6.07%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 7.09% and 7.08%, respectively.
(3)The weighted-average interest rate for the three and nine months ended September 30, 2025 was 5.77% and 5.89%, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2024 was 6.75% and 6.77%, respectively.
(4)In April 2025, we repaid the mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) in connection with our buyout of the joint venture partner. We incurred debt extinguishment charges of $0.5 million from the early repayment of the mortgage note. The mortgage note secured by these properties and bore interest at two rates. Of the $70.0 million principal balance, $35.0 million bore interest at a fixed rate of 4.44%, and $35.0 million bore interest at a floating rate of the greater of (a) 2.20% or (b) the sum of 1.70% plus SOFR. The weighted-average interest rate of the combined $70.0 million principal balance for the nine months ended September 30, 2025 was 5.39%. There was no weighted-average interest rate for the three months ended September 30, 2025 as the mortgage note was fully in repaid in April 2025. The weighted-average interest rate of the combined $70.0 million principal balance for the three and nine months ended September 30, 2024 was 5.71% and 5.73%, respectively.
(5)We may elect to extend the maturity date upon meeting certain conditions, which may include payment of a non-refundable extension fee.
As of September 30, 2025, we were in compliance with all loan covenants in our mortgage notes.
In connection with the sale and leaseback of The Carmin property, as of September 30, 2025 we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
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
At September 30, 2025, we had cash and cash equivalents of $39.4 million and restricted cash of $3.2 million. Our restricted cash consists of subscriptions received in advance, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.

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
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended July 31, 2025, August 31, 2025 and September 30, 2025, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.

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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $84.4 million of immediate liquidity as of September 30, 2025, comprised of $45.0 million of undrawn capacity on our Revolving Credit Facility and $39.4 million of cash and cash equivalents. In addition, we hold $42.8 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
in thousands	2025	2024
Cash flows provided by (used in) operating activities	$20,573	$13,628
Cash flows provided by (used in) investing activities	(120,561)	(1,744)
Cash flows provided by (used in) financing activities	89,536	24,394
Net increase (decrease) in cash and cash equivalents and restricted cash	$(10,452)	$36,278
Operating Activities
Cash flows provided by operating activities of $20.6 million for the nine months ended September 30, 2025 consists of our net loss of $7.1 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities
Cash flows used in investing activities increased $118.8 million during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to the acquisitions of real estate in 2025.
Financing Activities
Cash flows provided by financing activities increased $65.1 million for the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily due to an increase in contributions from non-controlling interests primarily related to DST proceeds of $105.8 million and cash proceeds from the sale of an interest in The Carmin of $17.0 million. These increases were partially offset by a change in net borrowing activity of $26.4 million, a decrease in net proceeds and repurchases of common stock of $26.1 million and cash paid in connection with the buyout of our joint venture partner in the Midwest Industrial Portfolio of $1.5 million.

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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of September 30, 2025, we had borrowed $260.3 million under our mortgage notes and the Revolving Credit Facility. Of our total borrowings, $220.7 million bears variable rate interest. As of September 30, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase of $0.3 million or projected decrease in interest expense of $0.6 million, respectively, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of September 30, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.3 million, respectively.
As of September 30, 2025, we have originated a $12.2 million variable rate mezzanine commercial loan that is indexed to SOFR. As of September 30, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan results in a projected increase of $0.2 million or projected decrease of $0.1 million in interest income, respectively.
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
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2025, we held derivative instruments with a fair value asset balance of $0.6 million and a fair value liability balance of $0.5 million.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On July 1, 2025, we issued 8,620 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On August 1, 2025, we issued 8,409 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On September 1, 2025, we issued 8,878 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.2 million.
On July 9, 2025, we issued 286 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On August 12, 2025, we issued 291 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On September 11, 2025, we issued 292 unregistered Class E shares of common stock as part of the distribution reinvestment program for total consideration of approximately $8,000.
On July 9, 2025, we issued 63,014 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.7 million.
On August 12, 2025, we issued 64,165 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.8 million.
On September 11, 2025, we issued 64,494 unregistered Class N shares of common stock as part of the distribution reinvestment program for total consideration of $1.8 million.
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
During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
July 2025	14,051	$15.39	8,272	—
August 2025	218,178	26.23	212,400	—
September 2025	38,858	26.37	33,079	—
	271,087	$25.69	253,751	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 17,336 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $27.95, related to shares that were previously issued to the Adviser as payment of management fees.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Appointment of Officer
On November 5, 2025, our Board of Directors appointed Clifford Stoops as Chief Accounting Officer, effective November 17, 2025. Mr. Stoops, 54, has been with Invesco Ltd. since August 2024, most recently serving as Co-Head of Public Real Estate Finance. Prior to joining Invesco, he served as Managing Director of Private Equity Investments on the Underwriting team at Beneficient from March 2020 to August 2024, where he helped lead digital solution efforts at the technology-enabled platform focused on providing liquidity solutions to holders of alternative assets. Earlier in his career, Mr. Stoops joined Highland Capital Management in July 2006 as Controller and was promoted to Chief Accounting Officer in 2012. Highland is an alternative investment management firm based in Dallas, Texas that manages hedge funds, CLOs, and mutual funds. Prior to Highland, Mr. Stoops worked in the Dallas office of Ernst & Young (EY), beginning on the tax compliance team before transitioning to audit, where he worked with asset management clients. He is a licensed Certified Public Accountant in the state of Texas and holds a BBA in Accounting from the University of Texas and an MS in Taxation from the University of Texas at San Antonio.
As of the time of the filing of this report, the Company has not entered into any material plans, contracts or arrangements to which Mr. Stoops is a party or in which he participates, or any material amendment, in connection with the appointment described above. There is no arrangement or understanding between Mr. Stoops and any other persons pursuant to which he was selected as Chief Accounting Officer. There are no family relationships between Mr. Stoops and any of the Company’s directors, executive officers or other key personnel reportable under Item 401(d) of Regulation S-K. There are no related party transactions between the Company and Mr. Stoops reportable under Item 404(a) of Regulation S-K.
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

10.1
Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP, dated October 6, 2025 (filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on October 10, 2025 and incorporated herein by reference).

10.2
Amended and Restated DST Dealer Manager Agreement, dated October 6, 2025, by and among Invesco Distributors, Inc., Invesco Advisers, Inc., Invesco Real Estate Income Trust Inc. and Invesco REIT Operating Partnership, LP (filed as Exhibit 10.2 to the Current Report on Form 8-K as filed on October 10, 2025 and incorporated herein by reference).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: November 7, 2025