Form 10-K
period 2025-12-31
Invesco Real Estate Income Trust Inc.
filed 2026-03-26
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
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
As of March 26, 2026, the issuer had the following shares outstanding: 275,995 shares of Class T common stock, 483,418 shares of Class S common stock, 524,603 shares of Class D common stock, 3,833,399 shares of Class I common stock, 1,318,952 shares of Class E common stock, 15,418,839 shares of Class N common stock, 1,021,631 shares of Class S-PR common stock, and 530,522 shares of Class K-PR common stock.
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
•We may pay distributions from sources other than our cash flow from operations.
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
•Our NAV per share amounts may change materially if the appraised values of properties materially change.
•Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
•There are various risks associated with our DST program.
•Certain provisions of Maryland law and in our organizational documents could inhibit changes in control.
•Failures of or damage to, cyber attacks on or unauthorized access to, the information technology systems or facilities we use could result in significant limits on our ability to conduct our operations and activities, costs and reputational damage.
•The recent advancements in and increased use of artificial intelligence, or AI, present risks and challenges that may adversely impact our business.
Risks Related to Investments in Real Estate
•Economic, market and political conditions could unfavorably impact our portfolio.
•Our portfolio may be concentrated in a limited number of asset types, geographies or investments.
•We may change our investment and operational policies or our investment guidelines without stockholder consent.
•We face significant competition in acquiring properties, and then from owners, operators and developers of properties.
•We may continue to make joint venture investments, which could be adversely affected by our lack of sole decision-making authority, reliance on the financial condition of our joint venture partners, and disputes with joint venture partners.
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
Risks Related to Investments in Real Estate-Related Credit Assets
•Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of the issuer.
•We face creditor risks with respect to our portfolio.
•Certain risks associated with the underlying collateral of our commercial real estate loans may affect our results of operations and financial condition.
•We may invest in commercial mortgage loans which are non-recourse in nature.
•The foreclosure process on loans or CMBS may be lengthy and expensive.
•Increases in interest rates could adversely affect our ability to acquire target assets that satisfy our investment objectives and increase the amount of our loan payments.
•The risk of default or insolvency by our underlying investments with a levered capital structure may cause us to incur losses.
•We may incur contingent liabilities in connection with the disposition of investments.
Risks Related to Investments in Real Estate-Related Securities
•We may invest in a wide range of real estate-related securities pursuant to our broad investment guidelines.

•Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
•Some of our real estate-related securities investments may become distressed.
•Certain risks associated with CMBS securities may adversely affect the value of our investments or our results of operations and financial condition.
•We will face “credit spread widening” risk related to our investment in securities.
•There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
•There are certain risks associated with CMBS interest shortfalls.
•The lack of liquidity in our securities investments may adversely affect our business.
•We may utilize non-recourse securitizations of certain of our CMBS investments.
•We may invest in structured products, real estate corporate debt, high yield securities, preferred equity and other REITs, which each have distinctive investment risks
•We will face risks related to our investments in commercial real estate collateralized loan obligations.
•We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
•Our investments in operating companies are subject to unique risk and these companies may not be profitable.
•We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks.
•We may engage in hedging transactions, which involve numerous risks.
•There are certain conflicts, risks and restrictions associated with investments in securities affiliated with our Adviser.
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
•We may use repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses and harm our liquidity.
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
Our portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt, concentrated in growth markets across the United States. As of December 31, 2025, we hold ownership interests in 68 properties, four positions in private real estate debt investments and a $33.3 million portfolio of liquid real estate-related securities. For more information on our portfolio, including details about our investments, allocation and results of operations, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Public Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Public Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis. As of December 31, 2025, we have received gross aggregate proceeds of $236.6 million through our public offerings.
In addition to the Public Offering, we are conducting multiple private offerings of our common stock (collectively the “Private Offerings”). As of December 31, 2025, we have received gross proceeds of $609.6 million from the Private Offerings.
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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of December 31, 2025, we have raised $219.3 million net proceeds from our DST Program.
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
Our Adviser is an indirect, wholly owned subsidiary of Invesco, Ltd. (“Invesco”), an independent global investment management firm with a comprehensive range of active, passive and alternative investment capabilities constructed over many years to help clients achieve their investment objectives. Invesco has a significant presence in the retail and institutional markets within the investment management industry in the Americas, EMEA (Europe, Middle East and Africa) and Asia-Pacific, serving clients in more than 120 countries. As of December 31, 2025, Invesco managed approximately $2.2 trillion in assets for investors around the world.
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

Investments in Properties
We invest primarily in stabilized, income-oriented commercial real estate in the United States. We currently invest in a broad range of properties including multifamily, industrial, grocery-anchored retail, office, healthcare, student housing, self-storage and manufactured housing, and may invest in property types such as hotels, senior living, single-family rentals, and data centers.

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
Commercial mortgage loans are typically secured by single-family rental, multifamily or commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.
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
The ownership interests we acquire in the Affiliated Funds will generally be treated in the same way as investments by other investors in the Affiliated Funds. The value of our investments in Affiliated Funds are excluded from our NAV and the net asset value of the Operating Partnership for purposes of calculating the management fee we pay to the Adviser. Refer to Note 18 — “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding the calculation of the management fee.
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
Our liquid real estate-related securities portfolio may have embedded leverage, including through the use of repurchase agreements and derivatives, including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts and interest rate swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. Examples of entity-level debt are secured lending agreements assumed in connection with the origination of commercial loans or a line of credit obtained by us or the Operating Partnership. We currently have a secured lending agreement and a revolving line of credit from financial institutions. Borrowings under the line of credit or any future lines of credit may be used to repurchase shares of our common stock, fund acquisitions and for any other corporate purpose.
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

We have formed wholly-owned subsidiaries to function as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants, earn income and hold assets that would not be qualifying gross income for purposes of the gross income tests for REIT qualification or would not be qualifying assets for purposes of the asset tests, and generally may engage in any real estate or non-real estate-related business other than management or operation of a lodging facility or a health care facility. Domestic TRSs will be subject to taxation at the federal, state and local levels, as applicable. We will account for applicable income taxes by utilizing the asset and liability method. As such, we will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized.
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
Human Capital
We do not have any employees. We are externally managed by the Adviser under the Advisory Agreement, and our Adviser is responsible for providing us with our management team. Our executive officers may also serve as officers of the Adviser, and are employed by the Adviser or one of its affiliates. Our Adviser and its affiliates are not obligated to dedicate any of their employees exclusively to us, and our Adviser, its affiliates and their employees are not obligated to dedicate any specific portion of time to our business. See Item 13 — “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons—The Adviser.” Invesco's long-term success, including our Adviser’s success in managing our business, depends on its ability to retain, develop, engage and attract top talent. Invesco invests significantly in talent development, employee benefit programs, technology and other resources that support its employees in developing their full potential. Invesco believes that an employee community that is diverse and inclusive, engaged in their communities and invested in employee well-being will drive positive outcomes for its clients and shareholders.
Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2025, there were no tenants that individually represented more than 10% of our total rental revenue.
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
We are not able to provide you with any information relating to any future investments that we may make. Because we have not held certain of our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of the future net offering proceeds from our offerings, after the payment of fees and expenses, in the acquisition of investments identified by the Adviser. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser has broad discretion in selecting the types of properties in which we will invest and the tenants of those properties. We may be subject to similar risks in relation to investments made by entities in which we acquire an interest but do not control, such as the Affiliated Funds. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
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
In any particular month, we may choose to repurchase fewer shares than have been requested to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or to fund the repurchase of shares held by Massachusetts Mutual Life Insurance Company (“MassMutual”), under the contractual share redemption rights we have granted MassMutual or a determination that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total number of shares that we will repurchase under our share repurchase program is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may modify or suspend our share repurchase plan. Our board may determine that it is in our best interests and the interest of our stockholders to suspend the share repurchase plan as a result of regulatory changes, our becoming aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased, a lack of available funds, a determination that repurchase requests are having an adverse effect on our operations or other factors. Upon a suspension of our share repurchase plan, our board of directors will consider at least quarterly whether the continued suspension of our share repurchase plan remains in our best interest and the best interest of our stockholders. However, our board of directors is not required to authorize the recommencement of our share repurchase plan within any specified period of time. If the total number of all shares requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
Events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, inflation, unemployment, actual or perceived instability in the U.S. banking system, high interest rates, armed conflicts, geopolitical instability, civil unrest, terrorism, natural and environmental disasters, and market volatility, could cause our stockholders to seek to sell their shares to us under our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
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

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to our stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings, or offering proceeds (including from sales of our common stock or Operating Partnership units). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in shares of our common stock or units of the Operating Partnership and the Special Limited Partner elects to receive distributions on its performance participation interest in units of the Operating Partnership, how quickly we invest the proceeds from our current and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of or repayment of our assets, borrowings, or proceeds of our offerings will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
For the year ended December 31, 2025, we had a GAAP net loss attributable to common stockholders of $9.8 million resulting in a GAAP net loss per share of common stock, basic and diluted, of $0.43. Our accumulated deficit and cumulative distributions as of December 31, 2025 was $175.4 million. We may incur net losses and continue to have an accumulated deficit in the future.
We face risks associated with the deployment of our capital.
In light of the nature of our offerings and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from our offerings and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similarly temporary investments.
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

Additionally, Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provision of Subtitle 8 relating to the filling of vacancies on our board of directors by only a majority of the remaining directors, even if the remaining directors constitute less than a quorum, and for the remainder of the full term of the directorship in which the vacancy occurred. Through provisions in our charter and bylaws unrelated to Subtitle 8, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three.

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
We are highly dependent on the use of various proprietary and third-party information and security technology, software applications and other technology systems to operate our business, including those of our Adviser and its affiliates and other service providers. We are also dependent on the effectiveness of Invesco’s information and cyber security infrastructure, policies, procedures and capabilities to protect our technology and digital systems and the data that reside on or are transmitted through them.
In recent years, several financial services firms suffered cyber-attacks launched both domestically and from abroad, resulting in the disruption of services to clients, loss or misappropriation of confidential data, litigation and regulatory enforcement actions and reputational harm. Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level. Invesco’s status as a global financial institution and the nature of its client base may enhance the risk that it is targeted by such cyber threats, which could impact us. Although Invesco takes protective measures, including measures to secure information through system security technology, has many controls, processes, digital backup and recovery processes in place, and seeks to continually monitor and develop its systems to protect its and our technology infrastructure and data from misappropriation or corruption, Invesco’s technology systems may still be vulnerable to unauthorized access as a result of an external attack, actions by its employees or vendors with access to its or our systems, computer malware or other events that have a security impact and that result in the disclosure or release of confidential information inadvertently or through malfeasance, or result in the loss (temporarily or permanently) of data, applications or systems. The third parties with which we or our Adviser do business or which facilitate our business activities, including financial intermediaries and technology infrastructure, data storage and service providers, are also susceptible to the foregoing risks (including those related to the third parties with which they are similarly interconnected or on which they otherwise rely), and our or their business operations and activities may therefore be adversely affected, perhaps materially, by failures, terminations, errors or malfeasance by, or attacks or constraints on, one or more financial, technology or infrastructure institutions or intermediaries with whom we or they are interconnected or conduct business. We do not control the cyber security plans and systems put in place by Invesco and third-party service providers, and such service providers may have limited indemnification obligations to us or our Adviser in the event a cyber incident causes us to incur loss or damages.

A breach of our Invesco's technology systems could damage our reputation; could result in the unauthorized disclosure or modification or loss of sensitive or confidential information (including client data); unauthorized disclosure, modification or loss of proprietary information relating to our business; inability to process client or company transactions and processes; breach and termination of client contracts; liability for stolen assets, information or identity; remediation costs to repair damage caused by the breach, including damage to systems and recovery of lost data; additional security costs to mitigate against future incidents; regulatory actions (including fines and penalties, which could be material) and litigation costs resulting from the incident. These consequences could have a material adverse effect on our business and results of operations. In addition, any insurance we maintain against the risk of this type of loss may not be sufficient to cover all actual losses or may not apply to circumstances relating to any particular breach or other cyber incident.
Finally, we depend on Invesco’s headquarters in Atlanta, Georgia, and its offices in Dallas, Texas, where Invesco Real Estate’s headquarters are located, and certain other offices located elsewhere, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting Invesco’s offices, could have a material adverse impact on our ability to continue to operate our business without interruption. Invesco’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

The recent advancements in and increased use of AI present risks and challenges that may adversely impact our business.
Invesco or its or our third-party vendors, clients or counterparties have developed, and may continue to develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is rapidly evolving, in the U.S., E.U. and internationally, and includes regulation targeted specifically at AI technology, including the EU AI Act, portions of which have already come into force with more to follow this year and in future years, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. Global divergence in AI regulations and evolving standards could create conflicting requirements across jurisdictions, increase compliance costs, and heighten enforcement risk. These evolving laws and regulations could require changes in Invesco’s implementation of AI technology, increase its or our compliance costs and the risk of non-compliance, and restrict or impede its ability to develop, adopt and deploy AI technologies efficiently and effectively. If not appropriately governed, managed and controlled, AI models, particularly generative AI models, may produce output or take action that is incorrect or outdated, that result in the release of personal, confidential or proprietary information, that reflect biases included in the data on which they are trained or introduced during the training or fine tuning process, that infringe on the intellectual property rights of others, or that is otherwise harmful. The complexity and limited transparency of many AI models makes it challenging to understand why they generate particular outputs, increasing governance and monitoring risks. Use of third-party AI models may introduce additional risk, as we may have limited visibility into their training data, validation processes, and controls to prevent unauthorized or harmful content. This results in potential risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we and Invesco may have limited visibility. Further, AI tools, whether embedded in third party systems or in tools that we or Invesco develops, that are used to support regulated activities such as investment decision making and client reporting present unique risks, including errors in algorithms or assumptions, data quality issues, and potential bias, that could adversely affect investment performance and increase business and compliance risks. Any of these risks could expose our Adviser or us to liability or adverse legal or regulatory consequences and harm its or our reputation and the public perception of its or our business or the effectiveness of our security measures. In addition to our Adviser’s use of AI technologies, it and we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI may be exploited to create sophisticated phishing schemes, ransomware attacks, or other cyber threats, which could result in financial losses, liquidity outflows, or systemic market disruptions. If our or Invesco’s use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
In addition, technology is subject to rapid advancements and changes and our competitors may, from time to time, implement newer technologies or more advanced platforms for their products, including those based on AI, which could adversely affect our business if we are unable to remain competitive.

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
•continued inflation;
•increasing insurance premiums and the potential for uninsured or underinsured property losses;
•events or conditions beyond our control, including natural disasters, extreme weather conditions, climate change-related risks (including climate-related transition risks and acute and chronic physical risks), acts of terrorism, armed conflicts and outbreaks of contagious disease; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
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
We may continue to make joint venture investments. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
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
We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain properties may decrease our ability to lease vacated space.

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own, including in the face of global economic events, tariffs, natural disasters and public health or pandemic crises, labor shortages, immigration policies, elevated consumer prices or broad inflationary pressure. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions to our stockholders.
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
We may be unable to renew leases as leases expire, which could adversely impact our operating results.
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
The regulatory environment in the United States can be impacted by changes in administration and future legislative developments. The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade or tariffs, or student aid programs), the regulation of the investment management industry, tax law, immigration policy, government actions to address housing needs, and/or government entitlement programs could have a material adverse impact on us and our investments.

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
Risks Related to Investments in Real Estate-Related Credit Assets
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
We invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing, including as a result of bank failures, which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand or real estate values generally and other factors that are beyond the control of the Adviser. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
We cannot predict whether economic conditions generally, and the conditions for commercial loan investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the commercial loan markets could have a material adverse effect on our investment activities.
We face creditor risks with respect to our portfolio.
Our real estate-related debt investments generally are subject to various creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under the relevant creditors’ rights laws, (ii) so called lender liability claims by the issuer of the obligations and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Differences in creditor laws, including those in various jurisdictions in which we may lend, may also adversely affect our rights as a lender with respect to other creditors, and may involve more difficult or complex processes to liquidate, foreclose, or otherwise recover on collateral underlying our loans. Additionally, adverse credit events with respect to any underlying company or property, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such asset or property. In this case, the risk of loss of principal in the investment will be exacerbated.

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
Risks Related to Investments in Real Estate-Related Securities

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
The debt securities and other interests in which we invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. With respect to our portfolio of debt securities, such investments are also subject to other creditor risks, including (1) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (2) so-called lender liability claims by the issuer of the obligation and (3) environmental liabilities that may arise with respect to collateral securing the obligations. Differences in creditor laws may also adversely affect our rights as a holder of preferred equity with respect to other equity holders, and may involve more difficult or complex processes to liquidate, foreclose, or otherwise recover on collateral underlying our loans. The debt securities in which we may invest be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Our investments in debt securities may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Some of our securities investments may become distressed resulting in securities with a high risk of default and/or illiquidity.
While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Adviser will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization, loan re-financing or similar action.
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
Our debt investments will face prepayment risk and interest rate fluctuations that may impact the value of our investments.

During periods of declining interest rates, borrowers may prepay principal earlier than scheduled, requiring us to reinvest at lower yields. Debt investments frequently have call features allowing issuers to redeem investments before maturity especially if refinancing becomes more economical or credit improves. In addition, market prices of our investments may fluctuate with changes in interest rates. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. These could impact the value of our investments.

Our CMBS and debt securities face risks associated with extensions that may adversely affect our results of operations and financial condition.
Our CMBS and other CRE Debt Securities may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Adviser’s consent.
Certain risks associated with CMBS may adversely affect our results of operations and financial condition.
We invest in pools or tranches of CMBS which are subject to various risks and uncertainties, including credit, market, interest rate, prepayment, extension, structural and legal risks. CMBS differ from traditional debt securities in that their investment characteristics are directly tied to the performance of the underlying pool of mortgage loans secured by income-producing properties. As a result, CMBS are subject not only to securities market risks, but also to risks similar to those associated with direct exposure to commercial real estate loans, since their cash flows and valuations depend on the performance of the underlying properties and borrowers. While we intend to analyze and underwrite our CMBS investments from a fundamental real estate perspective, there can be no assurance that such underwriting practices will yield their desired results or that we will be able to effectively achieve our investment objectives.

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

Mortgage loans are usually non-recourse in nature. Therefore, if a borrower defaults on the mortgage loan underlying the CMBS, the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the loans comprising a pool or tranche of CMBS in which we invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on mortgage loans underlying the CMBS will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A decline in specific real estate markets and property valuations may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the mortgage loan. There can be no guarantee that our investments in CMBS will not be adversely affected by such risks.

The value of CMBS is subject to risk from possible geographic or industry concentration. In addition to investing in pools or tranches of CMBS, we may in certain circumstances invest in securities relating to a single issuer or a handful of issuers, which involves a high degree of concentrated risk with no certainty of any return of capital. These risks may be further pronounced in cases where the CMBS is secured by a relatively small or less diverse pool of underlying loans or real estate assets. Certain geographic regions or industries may be more adversely affected from economic pressures when compared to other geographic regions or industries. A pool of CMBS by mortgage loans with a substantial geographic or industry concentration will be more susceptible to the economic environment of such concentrated geographic regions or industries, and therefore could be at greater risk for a substantial loss in value.

We will face “credit spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the credit spreads of the securities in which we invest may increase substantially, causing a decline in the price of the securities. It may not be possible to predict, or to hedge against, such “credit spread widening” risk. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.
The real estate loans backing mortgage-backed securities (“MBS”), which include the CMBS in which we will invest, and other investments we may make may be subject to various laws enacted in the applicable jurisdiction of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with CMBS interest shortfalls.
Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur because of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.
The lack of liquidity in our securities investments may adversely affect our business.
There can be no assurance that there will be a ready market for the resale of our securities investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS and preferred equity markets, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly. Additionally, certain of our securities investments may be subject to holding period and other restrictions that limit our ability to sell such investments.

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
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in credit assets originated by banks or other third parties, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). Our investments in structured products will be subject to a number of structural and legal risks, including risks related to the fact that the structured products will be leveraged. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.
We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations, including REITs, and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
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
Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality, are commonly referred to as “high yield” securities. Investments in high yield securities generally provide greater income than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of default and bankruptcy. High yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain investors and rating agencies. In addition, analysis of the creditworthiness of issuers of high yield securities may be more complex than for issuers of higher quality securities.
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

We may invest in real estate-related preferred equity, which is subordinate to any indebtedness, but involves different rights.
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
We may invest in equity or preferred equity securities of REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
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

We will face risks related to our investments in commercial real estate collateralized loan obligations.
We may sponsor or invest in commercial real estate collateralized loan obligations (“CRE CLOs”). CRE CLOs are securitization vehicles typically collateralized by a revolving and actively managed pool of commercial real estate mortgage loans, which may include transitional, bridge, or other non stabilized commercial mortgage loans. These loans are often secured by income producing commercial properties and may be subject to refinancing risk, interest rate risk, and property level cash flow volatility. Cash flows from a CRE CLO are distributed pursuant to a contractual waterfall that allocates interest and principal to multiple tranches with differing risk profiles. Junior, residual, or equity tranches are subordinate to senior and mezzanine tranches and are typically the first to absorb losses resulting from borrower defaults, declines in collateral value, or other adverse credit events. As a result, investments in these tranches are highly sensitive to collateral performance, loan management decisions, and broader commercial real estate market conditions, and may experience significant volatility or loss of principal. Although senior CRE CLO tranches may benefit from structural credit enhancement provided by subordinate tranches, all CRE CLO tranches remain exposed to risks including loan defaults, declining property values, reduced recoveries, extension risk, and adverse market perceptions of the CRE CLO asset class. In stressed environments, deterioration in collateral performance or diversion of cash flows to protect senior tranches may materially reduce or eliminate distributions to junior or residual holders. CRE CLOs may charge a management fee and administrative expenses.
CRE CLOs are generally privately offered and sold, and thus are not registered under any securities laws. As a result, investments in CRE CLOs may be characterized as illiquid assets and their valuations may be more volatile, particularly during periods of market stress or reduced investor demand for securitized investments. Also, the performance of a CRE CLO is dependent on the action of the collateral manager and special servicer, whose decisions regarding loan selection, reinvestment, modifications, extensions or workouts may materially affect cash flows and ultimate returns. We may invest in CRE CLO tranches for which we do not control or influence these decisions, and the interest of the collateral manager, directing certificate holder, or controlling class may not align with our interests as an investor. With respect to the management and servicing of those tranches, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CRE CLOs carry additional risks including, but not limited to: (i) uncertainty regarding the timing and amount of cash distributions; (ii) deterioration in commercial real estate fundamentals; (iii) subordination to other tranches in the capital structure; and (iv) the potential for disputes or unexpected outcomes arising from the complexity of the securitization structure.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may invest in debt instruments, including junior tranches of CMBS, that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor or participation agreement provisions.
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
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments in debt securities.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other debt securities may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond holders, servicers with an affiliate investment in the CMBS or other debt securities may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may engage in hedging transactions, which involve numerous risks.
Subject to REIT qualification requirements and compliance with any applicable exemption from being regulated as a commodity pool operator, we may enter into derivatives transactions including, but not limited to options contracts, futures contracts, options on futures contracts, forward contracts, U.S. Treasury futures, and interest rate swaps for limited hedging purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange- traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives is subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

We may acquire CMBS affiliated with Invesco.
We may acquire CMBS whereby mortgages underlying the MBS were issued by, properties underlying the mortgages in the CMBS are owned by, or the CMBS is serviced by Invesco, Other Invesco Accounts or their affiliates. While we will be acquiring such CMBS from third parties on terms already negotiated by and agreed with third parties and will forgo all non-economic rights (including voting rights) in such MBS as long as the affiliation persists, which we believe should mostly mitigate any conflicts of interest, there is no assurance that such procedures will adequately address all of the conflicts of interest that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. While the mortgage loans underlying such CMBS are generally made in advance of any issuance of the CMBS, our investment, or the expectation of our investment, in such a CMBS may have the potential to affect the pricing terms of underlying mortgage loans for properties owned by Other Invesco Accounts. To the extent that any of our executives are also executives of Invesco, the same personnel may determine the price and terms for the investments for both us and these entities and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair value, will prevent the consideration we pay for these investments from exceeding their fair value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.
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
We may use repurchase agreements to finance our securities investments, which may expose us to risks that could result in losses and harm our liquidity.
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
Volatility in the global credit markets could make it more difficult for us to obtain favorable financing for investments. A widening of credit spreads, coupled with the extreme volatility of the global debt markets and a rise in interest rates, dramatically reduce investor demand for high yield debt and senior bank debt, which in turn could lead some investment banks and other lenders to be unwilling to finance new investments or to only offer committed financing for these investments on unattractive terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
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
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
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
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our portfolio and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Invesco’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
The termination or replacement of the Adviser could trigger a repayment event under our financing arrangements.
Lenders for certain of our properties have required provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreements governing the lines of credit that we may obtain. If a repayment event occurs with respect to any of our financing arrangements, our results of operations and financial condition may be adversely affected.
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
The compensation paid to the Adviser, Dealer Manager and other affiliates of Invesco for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Invesco and its affiliates, including the Adviser and us, were not negotiated at arm’s length. Such agreements include the Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreements with the Dealer Manager, and any property-related corporate services and other agreements we may enter into with affiliates of the Adviser from time to time. As a result, the terms of these agreements may not be on the same terms we might receive from a third party.
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

Risks Related to Conflicts of Interest

Certain conflicts of interest are discussed below. Our stockholders should be aware that there will be occasions when the Adviser and its affiliates will encounter conflicts of interest in connection with their relationship to us. The below discussion enumerates certain conflicts of interest. There can be no assurance that Invesco, the Adviser and its affiliates will resolve all conflicts of interest in a manner that is favorable to us and our stockholders.
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

Our management team may face conflicts in allocating time and resources between various projects.
Our management team devotes such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals devote such time as is reasonably necessary to our activities and also to the activities of numerous other Invesco investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts or investment funds formed for specific geographical areas or investments). Consequently, conflicts are expected to arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
Certain principals and employees may be involved in and have a greater financial interest in the performance of Other Invesco Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain of the principals and employees of the Adviser or its affiliates may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our business and the distribution of our shares in any offerings. Such individuals may serve in an advisory capacity to Other Invesco Accounts or other investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations, and may participate in the distribution of the securities of other issuers, including those that have investment objectives similar to ours. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The Other Invesco Accounts or other investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser or its affiliates may have a greater financial interest in the performance of such other funds or accounts than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Adviser will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably to us. Also, Invesco personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, including Other Invesco Accounts, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Invesco’s Code of Conduct requirements), some of which may involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Invesco Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Invesco personnel in such other investments could be greater than their financial incentives in relation to us.
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
Currently, one Other Invesco Account is an open-ended fund that invests in stabilized, income-focused commercial real estate and real estate-related debt opportunities in primary and select secondary markets in the United States. As of December 31, 2025, this Other Invesco Account had $5.4 billion of gross assets under management and $388.8 million of unused capital commitments.

Additionally, one Other Invesco Account is an open-ended fund that invests primarily in substantially leased, income-producing core commercial real estate in major metropolitan areas in the United States. As of December 31, 2025, this Other Invesco Account had $11.6 billion of gross assets under management and $3.0 million of unused capital commitments.
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
We co-invest with Invesco affiliates and such investments at times may be in different parts of the capital structure of an issuer and may involve conflicts of interest. When we hold investments in which Other Invesco Accounts have a different principal investment, conflicts of interest arise between us and Other Invesco Accounts, and the Adviser may take actions that are adverse to us.
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
Certain service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents, property managers and investment or commercial banking firms) that provide goods or services to us, Invesco or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Invesco and its other businesses. Such service providers referred to above may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which Invesco or Other Invesco Accounts have an investment, and payments by us to such service providers may indirectly benefit Invesco or such Other Invesco Accounts. In addition, certain employees of Invesco may have family members or relatives employed by such service providers. The Adviser or its affiliates may also provide administrative and other services to us. These relationships may influence us, Invesco or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).
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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire on December 31, 2025.
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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer (other than securities that qualify for the straight-debt safe harbor) unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.” Further, no more than 25% (or 20% for taxable years ending on or before December 31, 2025) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
Under Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back certain items including items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has duties to us and our stockholders under Maryland law and our charter and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs, however, are not eligible for the reduced rate except to the extent designated as capital gain dividends or qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of “qualified REIT dividends” (dividends not designated as capital gain dividends or qualified dividend income), subject to certain limitations. You are urged to consult with your tax advisor regarding your effective tax rate with respect to REIT dividends.
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

No more than 25% (or 20% for taxable years ending on or before December 31, 2025) of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. This requirement limits the extent to which we can conduct our activities through taxable REIT subsidiaries. The values of some of our assets, including assets that we hold through taxable REIT subsidiaries, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a taxable REIT subsidiary, the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the taxable REIT subsidiary. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our taxable REIT subsidiaries are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any taxable REIT subsidiary on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Since our company is externally managed, we rely upon the operational and investment risk oversight functions of our Adviser and its affiliates. To mitigate risk from cyber threats, Invesco has a designated Global Chief Security Officer (“GCSO”) who leads its global security department, which is responsible for identifying, assessing and managing cybersecurity threats. The GCSO has experience in the public and private sectors, specializing in security, investigations and incident response. Invesco’s global security department oversees, among other things, the following groups across Invesco: Information Security, Strategic Intelligence, Corporate Security, Enterprise Resilience, Business Continuity, Crisis Management, Global Privacy Office, Business Security, and Projects and Strategy. This structure supports a more comprehensive, holistic approach to keeping our and Invesco’s clients, employees and critical assets safe, upholding privacy rights, and enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer (“CISO”) who reports directly to the GCSO and has extensive experience in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets.

Invesco’s cybersecurity program includes the following:

•Proactive assessments of technical infrastructure and security resilience are performed on a regular basis, which include penetration testing, offensive testing and maturity assessments.
•Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for existing third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
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

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Our board of directors oversees cybersecurity risk and receives updates, at a minimum, twice a year from the CISO (or designee) regarding cybersecurity, which updates include a review of our Adviser’s global security program and cybersecurity, including risks and protections for us and our Adviser. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. In addition, the CISO provides quarterly updates to our enterprise risk management committee, which in turn provides quarterly updates to our board of directors, and members of our management team are included in Invesco’s incident response process in the event a cybersecurity incident occurs that could materially impact us.

As of December 31, 2025, we have not experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
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
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Offerings of Common Stock
The Public Offering consists of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares. The Private Offerings consist of some combination of our Class E shares and our Class S-PR shares, Class K-PR shares and Class N shares. Our Class S-PR shares and Class K-PR shares were authorized and initially issued in June 2025. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing stockholder servicing fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established public trading market for our common stock. As of March 26, 2026, there was 149 holders of record of our Class T common stock, 87 holders of record of our Class S common stock, 255 holders of record of our Class D common stock, 453 holders of record of our Class I common stock, 82 holders of record of our Class E common stock, one holder of record of our Class N common stock, 28 holders of record of our Class S-PR common stock and 21 holders of record of our Class K-PR common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
The following table details the selling commissions, dealer manager fees and stockholder servicing fees for each applicable share class as of December 31, 2025:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—	—	—	up to 3.5%	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%(1)	—	—	—	—	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(2)	0.85%	0.25%	—	—	—	0.85%	—
(1)For Class T shares sold in the Public Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
(2)Consists of a representative stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).
The purchase price per share for each class of our common stock equals the transaction price plus applicable selling commissions and dealer manager fees. The transaction price generally equals our prior month's NAV per share. We calculate NAV in accordance with the valuation guidelines approved by our board of directors, as described further below. For the year ended December 31, 2025, the ratio of the costs of raising equity capital (including through the Primary Offering, Distribution Reinvestment Plan and Private Offerings) to the gross amount of equity capital raised was 3.21%.

The following table presents our monthly NAV per share for each of the eight classes of shares for the years ended December 31, 2025, 2024 and 2023:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
January 31, 2023	31.1058	31.0875	31.0800	31.2487	32.4021	31.8855	—	—
February 28, 2023	30.9648	30.9336	30.9308	31.1004	32.2862	31.7545	—	—
March 31, 2023	30.3180	30.2789	30.2835	30.4464	31.6349	31.1115	—	—
April 30, 2023	30.0882	30.0389	30.0839	30.2104	31.4018	30.8931	—	—
May 31, 2023	29.9930	29.9385	29.9949	30.1155	31.3297	30.8190	—	—
June 30, 2023	29.9694	29.9159	29.9698	30.0938	31.3335	30.8201	—	—
July 31, 2023	29.8027	29.7501	29.8028	29.9270	31.1905	30.6771	—	—
August 31, 2023	29.4636	29.4212	29.4647	29.5857	30.8672	30.3574	—	—
September 30, 2023	29.1110	29.1000	29.1182	29.2392	30.5235	30.0198	—	—
October 31, 2023	28.9098	28.9249	28.9245	29.0408	30.3427	29.8423	—	—
November 30, 2023	28.6406	28.6599	28.6571	28.7687	30.0871	29.5910	—	—
December 31, 2023	28.3690	28.3841	28.3823	28.4916	29.8254	29.3334	—	—
January 31, 2024	28.1773	28.1936	28.1969	28.3029	29.6524	29.1631	—	—
February 29, 2024	27.9514	27.9691	27.9698	28.0835	29.4420	28.9555	—	—
March 31, 2024	27.9451	27.9986	27.9657	28.0789	29.4666	28.9783	—	—
April 30, 2024	27.8093	27.8617	27.8300	27.9435	29.3543	28.8656	—	—
May 31, 2024	27.6983	27.7515	27.7187	27.8348	29.6276	28.7789	—	—
June 30, 2024	27.6190	27.6725	27.6417	27.7578	29.2145	28.7250	—	—
July 31, 2024	27.5189	27.5747	27.5418	27.6583	29.1406	28.6503	—	—
August 31, 2024	27.3375	27.3872	27.3533	27.4704	28.9724	28.4834	—	—
September 30, 2024	27.1109	27.1622	27.1270	27.2504	28.7630	28.2761	—	—
October 31, 2024	26.9824	27.0333	26.9982	27.1323	28.6575	28.1715	—	—
November 30, 2024	26.7516	26.8033	26.7692	26.9029	28.4430	27.9593	—	—
December 31, 2024	26.6218	26.6770	26.6401	26.7738	28.3371	27.8530	—	—
January 31, 2025	26.5534	26.6090	26.5720	26.7065	28.2961	27.8113	—	—
February 28, 2025	26.4786	26.5353	26.4974	26.6323	28.2464	27.7605	—	—
March 31, 2025	26.4513	26.5123	26.4697	26.6063	28.2495	27.7617	—	—
April 30, 2025	26.1534	26.2141	26.1718	26.3077	27.9632	27.4782	—	—
May 31, 2025	26.1518	26.2134	26.1707	26.3100	27.9939	27.5075	—	—
June 30, 2025	26.0615	26.1232	26.0804	26.2218	27.9293	27.4418	27.0728	27.0728
July 31, 2025	26.0286	26.0893	26.0464	26.1879	27.9248	27.4352	27.0284	27.0284
August 31, 2025	26.0532	26.1133	26.0702	26.2129	27.9836	27.4908	27.0364	27.0364
September 30, 2025	25.9867	26.0471	26.0037	26.1466	27.9447	27.4506	27.0135	27.0135
October 31, 2025	25.9567	26.0168	25.9734	26.1173	27.9458	27.4493	26.9873	26.9877
November 30, 2025	26.0373	26.0979	26.0544	26.1993	28.0658	27.5649	27.0029	27.0013
December 31, 2025	26.0583	26.1285	26.0768	26.2231	28.1231	27.6205	26.9953	26.9959

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
To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Our NAV per share for each class of shares will be calculated monthly by an affiliate of State Street Bank and Trust Company (“State Street”), a third-party firm that provides us with certain administrative and accounting services and such calculation will be reviewed and confirmed by the Adviser. For purposes of calculating NAV, we use the following valuation methods:
•Newly acquired, wholly-owned properties will initially be valued at cost, which is expected to represent fair value at that time. Generally, acquisition costs and expenses will initially be capitalized and reflected as a component of cost. Each property will be appraised within the first two full months after acquisition and no less than quarterly thereafter. Property appraisals are reported on a free and clear basis, irrespective of any property-level financing that may be in place. The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparison and cost approaches. Development assets, if any, will be valued at cost plus capital expenditures and join the annual appraisal cycle during the development stage when determined by the Adviser, but no later than completion. Acquisition costs and expenses incurred in connection with the acquisition of multiple wholly-owned properties that are not directly related to any single wholly-owned property generally will be allocated among the applicable wholly-owned properties pro rata based on relative values for purposes of the initial valuation at cost. Properties purchased as a portfolio or held in a joint venture that acquires properties over time may be valued on an aggregate basis. In addition to the aforementioned quarterly property appraisals, each month, the independent valuation advisor will also provide an opinion of reasonableness for the aggregate value of all properties that were not otherwise appraised by the independent valuation advisor.
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
•Mortgages, mortgage participations and mezzanine loans will initially be valued by the Adviser at our acquisition cost and thereafter may be revalued by an independent valuation advisor monthly. Revaluations of mortgages and loans reflect the changes including, but not limited to, interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds. The fair value is determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and the value of the underlying real estate investment.

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
•Our liabilities include the fees payable to the Adviser, the Special Limited Partner and the Dealer Manager, accounts payable, accrued operating expenses, property-level debt, any entity-level debt and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Newly incurred debt will initially be valued at par, which is expected to represent fair value at that time. All property-level or entity-level debt, including our secured lending agreement, will be revalued at fair value by an independent valuation advisor within the first three full months after closing and no less than quarterly thereafter. For purposes of calculating our NAV, stockholder servicing fees will be recognized as a liability and reflected in our NAV as and when the stockholder servicing fees become payable. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. Other than property-level and entity-level debt, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued quarterly by an independent valuation advisor primarily using the income approach’s discounted cash flow method.
•The cash received by us in exchange for the indirect sale of interests in each DST Property will be valued as an asset with a corresponding liability representing the non-controlling interests in the Delaware statutory trust that owns the DST Property and, therefore, has no net impact to our NAV calculation. No later than three full calendar months from the close of the offering of each DST Property, the independent valuation advisor will determine the value of the DST Property (taking into account the master lease obligations) no less frequently than quarterly, and that value will be multiplied by the third-party investors’ percentage interest in the DST Property to determine the fair value of the corresponding liability representing the non-controlling interests in the Delaware statutory trust that owns the DST Property on an ongoing basis.

The valuation of our real properties, derivative instruments, private real estate debt, the debt encumbering our real properties and the financing facilities, is performed by independent valuation advisors, Capright Property Advisors, LLC (“Capright”) and Chatham Financial Corp. (“Chatham”), each of which is a valuation firm selected by the Adviser and approved by our board of directors, including a majority of our independent directors. Capright values our real properties and Chatham values the property-level debt which encumbers our real properties, our entity-level debt, our private real estate debt investments and our derivative instruments. Capright and Chatham are engaged in the business of rendering opinions regarding the value of commercial real properties and real estate-related debt and are not affiliated with us or the Adviser.
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

The monthly NAV for each class of shares will be based on the net asset values of our investments (including loans and real estate-related securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including mortgages, other indebtedness, the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares). At the end of each month, before taking into consideration class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV adjusted for any issuances of shares and repurchases of shares that were effective during such month. The NAV calculation will generally be available within 15 calendar days after the end of the applicable month. Changes in our monthly NAV includes, without limitation, accruals of our net portfolio income, interest expense, the management fee payable to the Adviser, any accrued performance participation with respect to the Special Limited Partner, distributions, unrealized/realized gains and losses on assets and liabilities, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
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

The following table reconciles stockholders’ equity under GAAP per our consolidated balance sheets to our NAV:

in thousands	December 31, 2025	December 31, 2024
Stockholders' equity	$67,071	$102,268
Adjustments:
Class N redeemable common stock(1)	445,933	425,178
Unrealized net real estate and borrowings appreciation (depreciation)(2)	(16,533)	(27,036)
Accumulated depreciation and amortization(3)	141,816	108,062
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	—	2,018
Accrued stockholder servicing fee(6)	2,510	2,490
Impairment of investments in real estate(7)	6,182	6,182
Straight-line rent receivable(8)	(8,534)	(7,399)
Purchase and sale of interest in consolidated joint ventures(9)	(17,020)	—
Other	(862)	744
NAV	$632,563	$624,507
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
(2)Our investments in real estate are presented under historical cost in our consolidated financial statements included herein. Additionally, our mortgage notes, revolving credit facility, secured lending agreement and financing obligation (“Borrowings”) are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Borrowings are not included in our consolidated financial statements. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value.
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
Under GAAP, operating costs are expensed as incurred and organization and offering costs are charged to equity as such amounts are incurred. For NAV, all such costs will be recognized as a reduction to NAV as they are reimbursed ratably over 60 months. The adjustment presented represents the difference between the organization costs, offering costs and certain operating expenses advanced by the Adviser and the amount that has been reimbursed to the Adviser.
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
(6)Accrued stockholder servicing fee represents the accrual for the cost of the stockholder servicing fee for Class T, Class S, Class D and Class S-PR shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For Class S-PR shares, we accrued the full amount of stockholder servicing fee payable over an estimated investor holding period as an offering cost at the time we sold the shares. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
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
The following table provides a breakdown of the major components of our total NAV as of December 31, 2025 and 2024:

in thousands, except share data
Components of NAV	December 31, 2025	December 31, 2024
Investments in real estate	$1,006,986	$774,238
Investments in unconsolidated entities	157,442	148,905
Investments in real estate-related securities	33,259	56,472
Investments in commercial loans	95,335	12,996
Investment in affiliated fund	12,545	21,675
Cash and cash equivalents	25,578	48,820
Restricted cash	1,954	4,883
Other assets	2,230	4,395
Mortgage notes, revolving credit facility, secured lending agreement and financing obligation, net	(394,425)	(336,291)
Subscriptions received in advance	(401)	(835)
Other liabilities	(20,574)	(18,921)
Accrued performance participation interest	(151)	—
Management fee payable	(626)	(359)
Accrued stockholder servicing fees	(17)	(16)
Non-controlling interests in joint-ventures	(286,572)	(91,455)
Net asset value	$632,563	$624,507
Number of outstanding shares/units	23,183,377	22,676,865
The following table provides a breakdown of our total NAV and NAV per share by class as of December 31, 2025:

NAV Per Share (in thousands, except per share data)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Net asset value	$7,085	$12,565	$13,402	$105,654	$36,372	$420,456	$24,474	$12,555	$632,563
Number of outstanding shares	271,887	480,891	513,924	4,029,060	1,293,308	15,222,610	906,613	465,084	23,183,377
NAV Per Share as of December 31, 2025	$26.0583	$26.1285	$26.0768	$26.2231	$28.1231	$27.6205	$26.9953	$26.9959
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the December 31, 2025 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.3%	5.8%
Office	9.0%	7.3%
Industrial	7.9%	5.9%
Self-Storage	7.6%	5.8%
Multifamily	7.5%	5.5%
Student Housing	7.8%	5.8%
Retail	8.4%	7.3%
Manufactured Housing Community	10.0%	5.7%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values	Manufactured Housing Community Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%	+1.9%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.7)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%	(1.8)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.1%	+2.9%	+2.7%	+2.9%	+2.7%	+1.9%	+3.0%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.7)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%	(2.7)%
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
The following table summarizes our distributions declared during the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
in thousands	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$14,366	38%	$14,964	41%	$23,956	69%
Reinvested in shares	23,474	62%	21,880	59%	10,888	31%
Total distributions	$37,840	100%	$36,844	100%	$34,844	100%
Sources of Distributions
Cash flows from operating activities	$28,203	75%	$18,048	49%	$20,219	58%
Distributions of capital from investments in unconsolidated entities(1)	6,775	18%	7,516	20%	6,277	18%
Offering proceeds(3)	2,862	7%	11,280	31%	8,348	24%
Total sources of distributions	$37,840	100%	$36,844	100%	$34,844	100%

Cash flows from operating activities	$28,203		$18,048		$20,219
Funds from Operations(2)	$25,243		$23,875		$21,347
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
The table below details the net distribution for each of our share classes for the years ended December 31, 2025, 2024 and 2023:

Declaration Year	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
2025	$1.4947	$1.4853	$1.6111	$1.6657	$1.6657	$1.6657	$0.9708	$0.9705
2024	$1.5647	$1.5575	$1.6266	$1.6677	$1.6677	$1.6677	$—	$—
2023	$1.5717	$1.6349	$1.6268	$1.6657	$1.6657	$1.6657	$—	$—
The following table outlines the tax character of our distributions paid in 2025, 2024 and 2023 as a percentage of total distributions. The distributions declared on December 31, 2025, 2024 and 2023 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income	Capital Gains(1)	Return of Capital
2025 Tax Year	—%	30.18%	69.82%
2024 Tax Year	6.57%	85.23%	8.20%
2023 Tax Year	—%	—%	100.00%
(1)For the years ended December 31, 2025 and 2024, 91.35% and 36.9% of distributions characterized as Capital Gains (or 27.57% and 31.45% of total distributions paid) are comprised of Unrecaptured Section 1250 Gains.

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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	For the Year Ended December 31,
in thousands	2025	2024	2023
Net income (loss) attributable to our stockholders	$(9,768)	$27,226	$(17,038)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	31,117	24,550	25,491
Impairment loss on investments of real estate	—	—	7,924
(Gain) loss from disposition of investments in real estate	—	(33,628)	(54)
Amount attributed to unconsolidated entities for real estate depreciation and amortization	8,657	9,737	9,588
Amount attributed to non-controlling interests for real estate depreciation and amortization	(4,386)	(2,623)	(2,263)
Amount attributed to unconsolidated entities for (gain) loss on disposition of real estate	(377)	(1,987)	(2,301)
Amount attributed to non-controlling interests for (gain) loss on disposition of real estate	—	600	—
FFO attributed to our stockholders	$25,243	$23,875	$21,347
Adjustments to arrive at AFFO:
Straight-line rental income	(922)	(674)	(1,137)
Amortization of capitalized tax abatement(1)	167	167	476
Amortization of above- and below-market lease intangibles	(1,812)	(302)	(221)
Amortization of deferred financing costs	1,371	1,387	1,531
Debt extinguishment charges	485	193	632
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	1,493	45	4,407
Non-cash share based compensation awards	250	100	98
Non-cash performance participation interest	151	—	—
Amount attributed to unconsolidated entities for above adjustments	2,387	3,130	2,842
Amount attributed to non-controlling interests for above adjustments	(916)	(181)	(493)
AFFO attributed to our stockholders	$27,897	$27,740	$29,482
Adjustments to arrive at FAD:
Non-cash management fee	3,018	2,013	1,720
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(714)	(924)	(3,646)
Accrued preferred return from preferred membership interest	(1,241)	(1,168)	(1,094)
Accrued preferred return from preferred equity investment	(712)	(352)	(346)
Stockholder servicing fees	(199)	(175)	(97)
Recurring capital expenditures attributed to unconsolidated entities(3)	(2,008)	(1,484)	(1,019)
Recurring capital expenditures attributed to non-controlling interests(3)	749	113	540
Realized (gains) losses on financial instruments(4)	967	2,038	3,357
Accrued property incentive fees	(92)	92	—
FAD attributed to our stockholders	$27,665	$27,893	$28,897
(1)We obtained tax abatements in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the consolidated statements of operations. As of December 31, 2025, accumulated amortization of the capitalized tax abatement was $0.6 million.
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
Unregistered Sales of Equity Securities
On October 1, 2025, we issued 9,303 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On November 1, 2025, we issued 9,574 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On December 1, 2025, we issued 10,863 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On October 1, 2025, we issued 9,246 unregistered Class S-PR shares of common stock for total consideration of $0.3 million.
On November 1, 2025, we issued 10,180 unregistered Class S-PR shares of common stock for total consideration of $0.3 million.
On December 1, 2025, we issued 8,290 unregistered Class S-PR shares of common stock for total consideration of $0.2 million.
On October 1, 2025, we issued 13,204 unregistered Class K-PR shares of common stock or total consideration of $0.4 million.
On November 1, 2025, we issued 10,785 unregistered Class K-PR shares of common stock for total consideration of $0.3 million.
On December 1, 2025, we issued 1,519 unregistered Class K-PR shares of common stock for total consideration of approximately $41,000.
The below shows the total issuances of Class E, Class N and Class K-PR shares of common stock by us to pursuant to the distribution reinvestment plan in our Private Offerings for the three months ended December 31, 2025.

Date of Issuance	Class of Common Stock	Number of Shares Issued	Consideration Paid
10/10/2025	Class E	290	$8,117
10/10/2025	Class N	64,001	$1,759,414
11/10/2025	Class E	295	$8,245
11/10/2025	Class N	65,132	$1,787,926
11/10/2025	Class K-PR	68	$1,842
12/11/2025	Class E	293	$8,197
12/11/2025	Class N	64,757	$1,777,542
12/11/2025	Class K-PR	58	$1,570
The transactions described above were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities
Share Repurchase Plan
We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares of any class, subject to the terms and conditions of the share repurchase plan. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased in any month, in our discretion, subject to any limitations in the share repurchase plan. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. To the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that quarter (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the applicable Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”), as further described below.
While stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the discretion of our board of trustees.
The total amount of shares that we will repurchase is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to no more than 5% of our aggregate NAV (measured using the average aggregate NAV as of the end of the immediately preceding three months).
If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.
In the event that any stockholder fails to maintain the minimum balance of $500 of shares of our common stock, we may seek to repurchase all of the shares held by that stockholder at the transaction price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any Early Repurchase Deduction.
Shares issued to the Adviser as payment of the management fee are not subject to these repurchase limitations. The approval of our independent directors is required for any repurchase request of the Adviser or the Special Limited Partner that, when combined with any repurchase requests submitted through our Share Repurchase Plan, would cause the Company to exceed the limit on repurchases set forth in the plan. Any such approval must find that the repurchase of the Adviser’s shares or Operating Partnership units, or the Special Limited Partner’s Operating Partnership units in excess of the Share Repurchase Plan limits would not impair the capital or operations of the Company and be consistent with the fiduciary duties of the independent directors.
Early Repurchase Deduction
There is no minimum holding period for shares of our common stock and stockholders can request that we repurchase their shares at any time. However, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
The Early Repurchase Deduction will inure indirectly to the benefit of our remaining stockholders and is intended to offset the trading costs, market impact and other costs associated with short-term trading in our common stock. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to certain conditions described below):
•repurchases resulting from death, qualifying disability or divorce; or
•in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance.

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of shares resulting from the death qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares held by such stockholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (1) in the case of death, receiving written notice from the estate of the stockholder, the recipient of the shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (2) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder or (3) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares (through the repurchase of the shares by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder, the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of shares, the request to have the shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
Our board of directors has designated the following persons as “Key Persons” under our share repurchase plan: Chase Bolding, Scott Dennis, Stephanie Holder, Greg Kraus, Courtney Popelka, and Charlie Rose and any individual that replaces such persons. Our share repurchase plan provides that, upon a Key Person Triggering Event, then the Early Repurchase Deduction will be waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the public disclosure of the occurrence of such Key Person Triggering Event until the completion of six full calendar months from the time the Key Person Triggering Event is publicly disclosed. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through our distribution reinvestment plan.
During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
October 2025	53,000	$26.29	47,221	—
November 2025	39,643	26.36	33,864	—
December 2025	56,194	26.35	50,415	—
	148,837	$26.33	131,500	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 17,336 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $27.99, related to shares that were previously issued to the Adviser as payment of management fees.
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
As of December 31, 2025, we own or have invested in 68 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of December 31, 2025, we also own real estate-related securities, have investments in commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion consisting of up to $2.4 billion in shares and up to $600.0 million in shares under our distribution reinvestment plan in the Public Offering. We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Public Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering will vary and will generally equal our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis.

As of March 26, 2026, we have received gross aggregate proceeds of $238.3 million through our public offerings.

Private Offerings
In addition to the Public Offering, we are conducting multiple private offerings of our common stock. As of March 26, 2026, we have received gross proceeds of $621.5 million in the Private Offerings.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of March 26, 2026, we have raised $277.8 million net proceeds from our DST Program.
Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income generated by the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, evolving macroeconomic and geopolitical landscapes, interest rates, capital flows and transaction activity had the most direct impacts on our performance and financial condition during 2025.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world. Inflation and economic trend data, along with policy developments under the current administration, will ultimately determine if and when interest rates decline. These financial and economic conditions may be further impacted by increasing geopolitical tensions in the Middle East. For the time being, secured borrowing costs for core and core-plus real estate remain in the five to six percent range, which will inform how investors underwrite value and their conviction in required growth. Our investment decisions today are further colored by a divergence in sector fundamentals, impacts of recent changes to U.S. trade policies and the resulting effects on both near-term and long-term consumer demand. Our real estate portfolio is comprised of tangible, income-generating assets, the cash flows of which are less directly impacted by fluctuations in public markets. Recent changes to U.S. trade policies may cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation. These dynamics could create attractive entry points and investment opportunities as the market moves through an inflection point, further emphasizing the importance of disciplined, investment-level execution to generate outperformance.
Rental Property Operating Results
We generate rental property income by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with above- or at-market value rents and rent collection, which is determined primarily by each current and future tenant’s financial condition and ability to make rent payments to us on time. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.

Our investments are diversified across real estate sectors, including industrial, healthcare, multifamily, student housing, office, and self-storage, as well as real estate debt. With our pipeline of new investments, available liquidity and low leverage, we believe we are well positioned to access private real estate as the market emerges from an inflection point. While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.
2025 Highlights
Operating Results
•Declared monthly net distributions totaling $37.8 million for the year ended December 31, 2025. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N	Class S-PR	Class K-PR
Average Annualized Distribution Rate(1)	5.6%	5.6%	6.2%	6.4%	6.0%	6.1%	6.2%	6.2%
Year-to-Date Total Return, without upfront selling commissions(2)	3.6%	3.6%	4.1%	4.3%	5.3%	5.3%	3.4%	3.4%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	—%	—%	2.5%	4.3%	5.3%	5.3%	(0.3)%	3.4%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.3%	4.4%	4.6%	4.9%	6.2%	7.8%	3.4%	3.4%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.5%	3.6%	4.2%	4.9%	6.2%	7.8%	(0.3)%	3.4%
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
Capital Activity
•During the year ended December 31, 2025, we raised $19.7 million of net proceeds from the sale of our common stock and $172.8 million in net proceeds from the DST Program.
Investments
•We purchased $13.2 million and sold $36.0 million in real estate-related securities bringing our total investment in real estate-related securities to $33.3 million for the year ended December 31, 2025.
•We acquired nine real estate properties for a total purchase price of $217.5 million, inclusive of acquisition-related costs. The properties include two industrial properties in North Carolina and Florida, a multifamily apartment community in Nevada, an office building in North Carolina and five manufactured housing communities in Texas, Arizona and Washington. The acquisitions are consistent with our strategy of acquiring income-producing commercial and residential real estate assets in growth markets across the United States.
•We increased our investment in our Retail GP Fund overall by $0.3 million as a result of two new investments and one sale of an investment bringing our net investment to $22.3 million.
•On February 7, 2025, we received proceeds of $0.8 million from the partial repayment of the 5805 N Jackson Gap commercial loan in connection with the extension of the maturity date of the loan.
•On February 28, 2025, we sold a 40% indirect leasehold interest in a student housing property, The Carmin, to an unaffiliated third party for a sale price of $138.5 million.

•On April 24, 2025, we completed a buyout of the joint venture partner for the Meridian Business 940, Capital Park 2919, and 3101 Agler properties that were previously included as part of the Midwest Industrial Portfolio.
•On December 10, 2025, we closed on The Catherine II Loan, a floating rate loan origination secured by a multifamily property located in Santa Monica, California, for a total commitment of $86.3 million and a principal balance of $83.1 million.

Financings
•On February 28, 2025, we refinanced The Carmin mortgage note in connection with the sale of 40% of the membership interest in the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing.
•On April 24, 2025, we repaid the mortgage note secured by the Midwest Industrial Portfolio in connection with the joint venture buyout which had a total principal balance of $70.0 million and incurred debt extinguishment charges of $0.5 million.
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
•On December 9, 2025, we entered into a traditional repurchase agreement with Citibank for a total principal balance of $66.5 million. We have pledged one investment in a commercial loan with a fair value of $83.1 million as collateral for this agreement.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of December 31, 2025:
Investment Allocation(1)
The following charts describe the diversification of our investments in real estate based on fair value as of December 31, 2025:
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
As of December 31, 2025, we owned interests in 68 properties, which we acquired for a total purchase price of $1.1 billion, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of December 31, 2025:

Segment	Number of Properties	Sq. Feet / Units /Beds /Lots	Occupancy Rate	Gross Asset Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue
Industrial	14	2,354,714 sq. ft.	84%	$297,176	$18,145	21%
Healthcare	20	1,030,397 sq. ft.	94%	170,255	3,400	4%
Multifamily	3	739 units	95%	169,324	17,449	20%
Student Housing	1	833 beds	91%	116,065	13,801	16%
Office	2	181,517 sq. ft.	97%	86,044	3,022	4%
Self-Storage	8	463,395 sq. ft.	87%	82,340	7,090	8%
Grocery-Anchored Retail	1	122,308 sq. ft.	100%	60,347	5,643	7%
Other(3)	19	4,857,674 sq. ft. / 383 lots	94%	95,234	4,461	5%
Total	68			$1,076,785	$73,011	85%

(1)Based on fair value as of December 31, 2025. Gross Asset Value consists of $851.4 million of our allocable share of consolidated real estate properties and $225.4 million of our allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2025. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. See “—Real Estate” below for additional information on these investments.
The following table provides a summary of our real estate debt as of December 31, 2025:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue
Real Estate Debt	4	$71,448	$7,340	9%
(1)Based on fair value as of December 31, 2025. The Fair Value includes investments in commercial mortgages excluding the value of secured lending agreements, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2025. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Preferred Equity investment, income from commercial loans and income from an investment in an affiliated fund.

The following table provides a summary of our real estate-related securities as of December 31, 2025:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue
Real Estate-Related Securities	20	$33,259	$2,840	3%
(1)Based on fair value as of December 31, 2025. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the year ended December 31, 2025. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.

Real Estate
The following table provides information regarding our portfolio of real estate as of December 31, 2025:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Sq. Feet / Units /Beds /Lots		Occupancy
Industrial:
13034 Excelsior(5)	1	Norwalk, CA	December 2020	100%	53,527	sq. ft.	100%
5201 Industry(5)	1	Pico Rivera, CA	December 2020	100%	40,480	sq. ft.	100%
Meridian Business 940(2)(5)	1	Aurora, IL	September 2021	100%	257,542	sq. ft.	100%
Capital Park 2919(2)(5)	1	Grove City, OH	January 2022	100%	378,283	sq. ft	100%
3101 Agler Road(2)(5)	1	Columbus, OH	March 2022	100%	160,000	sq. ft	100%
Earth City 13330(2)	1	Earth City, MO	March 2022	95%	542,600	sq. ft	42%
International Business 4535(5)	1	Charlotte, NC	July 2024	100%	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	384,335	sq. ft.	85%
Buckhorn Industrial(5)	1	Mebane NC	August 2025	100%	265,200	sq. ft.	100%
Interstate Commerce(5)	1	Fort Pierce, FL	September 2025	100%	211,547	sq. ft.	100%
Total Industrial	14				2,354,714	sq. ft.

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	1,030,397	sq. ft.	94%
Total Healthcare	20				1,030,397	sq. ft.

Multifamily:
Everly Roseland(3)	1	Roseland, NJ	April 2022	57%	360	units	96%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	181	units	98%
Fleetwood Apartments	1	Las Vegas, NV	August 2025	93%	198	units	91%
Total Multifamily	3				739	units

Student Housing:
The Carmin(6)	1	Tempe, AZ	December 2021	59%	833	beds	91%
Total Student Housing	1				833	beds

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	80,980	sq. ft.	100%
Elizabeth on Seventh	1	Charlotte, NC	December 2025	100%	100,537	sq. ft.	93%
Total Office	2				181,517	sq. ft.
Self-Storage:
River Road Storage(5)	1	Salem, OR	September 2021	100%	76,034	sq. ft.	88%
South Loop Storage(5)	1	Houston, TX	September 2021	100%	66,981	sq. ft.	89%
University Parkway Storage(5)	1	Winston-Salem, NC	April 2022	100%	52,275	sq. ft.	91%
Bend Self-Storage Portfolio(5)	2	Bend, OR	June 2022	100%	62,705	sq. ft.	90%
Clarksville Self-Storage Portfolio(5)	3	Clarksville, TN	July 2022	100%	205,400	sq. ft.	83%
Total Self-Storage	8				463,395	sq. ft.

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	122,308	sq. ft.	100%
Total Grocery-Anchored Retail	1				122,308	sq. ft.

Other:
Retail GP Fund(4)	14	Various(4)	Various(4)	4.5% - 9%	4,857,674	sq. ft.	94%
Tanner Road MHC	1	Houston, TX	May 2025	100%	85	lots	100%
Arizona MHC Portfolio	3	Tucson, AZ	September 2025	100%	195	lots	89%
Silver Shores MHC	1	Everett, WA	November 2025	100%	103	lots	96%
Total Other	19
Total Investment Properties	68

(1)We hold our interest in the Sunbelt Medical Office Portfolio through a 50% ownership interest in a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”). The Invesco JV holds an 85% ownership interest in a joint venture with a third party. We account for our investment using the equity method of accounting. The dates of acquisition in the table above reflect the dates of our investments in the Invesco JV.
(2)Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 were previously presented as Midwest Industrial Portfolio. On April 24, 2025, we purchased the remaining 5% interest of the Meridian Business 940, Capital Park 2919 and 3101 Agler properties, in which we previously had a 95% ownership interest, from our joint venture partner.
(3)We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco and a majority owned subsidiary of Invesco Global Property Plus Fund. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
(4)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest in the table above reflects ITP LLC’s ownership interest. The properties were acquired over several transactions from October 2021 to December 2025 and are located throughout the United States.
(5)These properties are held through our DST Program as of December 31, 2025 and have been consolidated in our consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures in our consolidated balance sheets.
(6)On February 28, 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property to an unaffiliated third party. Our new consolidated ownership interest is 59%. Subsequent to December 31, 2025, we amended our joint venture agreement resulting in a new consolidated ownership interest of 57%.

Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of December 31, 2025. The table below excludes our self-storage, multifamily, manufactured housing and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet(2)	% of Total Square Feet Expiring
2026	50	$3,733	10%	347,246	13%
2027	35	2,849	8%	333,875	13%
2028	39	2,827	7%	85,867	3%
2029	37	6,063	16%	538,007	20%
2030	37	3,935	11%	209,424	8%
2031	12	1,020	3%	117,584	4%
2032	16	2,220	6%	77,809	3%
2033	13	1,748	5%	42,587	2%
2034	16	3,313	9%	324,662	12%
2035	12	4,003	11%	406,707	15%
Thereafter	26	5,409	14%	176,367	7%
Total	293	$37,120	100%	2,660,135	100%
(1)Annualized base rent is determined from the annualized December 31, 2025 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Annualized base rent and square feet are presented at our pro rata share.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 90% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At December 31, 2025, we hold a total equity investment of $30.1 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of December 31, 2025, our investment in CMI was $12.5 million.

The following table summarizes our investments in commercial loans as of December 31, 2025 and 2024:

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335

				December 31, 2024
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest only	12.48%	$13,007	$13,007	$12,996	2/9/2028
					$13,007	$13,007	$12,996
(1)Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
On February 9, 2025, the borrower of 5805 N Jackson Gap Loan exercised its first option to extend the maturity date of the loan to February 9, 2026. In connection with the extension, the borrower repaid $0.8 million of the principal balance of the loan as required by the terms of the loan agreement. Subsequent to December 31, 2025, a short-term extension was granted to the borrower to extend the maturity date of the loan to March 9, 2026. On February 20, 2026, the loan was repaid in full at par value.
Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	For the Year Ended December 31,
in thousands	2025	2024	$ Change
Revenues
Rental revenue	$63,703	$59,303	$4,400
Income from commercial loans	2,750	3,701	(951)
Other revenue	4,435	3,090	1,345
Total revenues	70,888	66,094	4,794
Expenses
Rental property operating	27,198	25,561	1,637
General and administrative	7,128	7,714	(586)
Management fee – related party	3,018	2,013	1,005
Performance participation interest – related party	151	—	151
Depreciation and amortization	31,117	24,550	6,567
Total expenses	68,612	59,838	8,774
Other income (expense), net
Income (loss) from unconsolidated entities, net	2,198	2,476	(278)
Gain (loss) from real estate-related securities, net	2,840	3,688	(848)
Gain (loss) from disposition of investments in real estate	—	33,628	(33,628)
Debt extinguishment charges	(485)	(193)	(292)
Income (loss) from investment in affiliated fund, net	1,224	1,498	(274)
Gain (loss) on derivative instruments, net	(339)	2,001	(2,340)
Unrealized gain (loss) on commercial loans	1	170	(169)
Interest income	2,239	1,761	478
Interest expense	(17,153)	(24,171)	7,018
Other income (expense)	(872)	(370)	(502)
Total other income (expense), net	(10,347)	20,488	(30,835)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(8,071)	$26,744	$(34,815)
Dividends to preferred stockholders	$—	$(4)	$4
Issuance and redemption costs of redeemed preferred stock	—	(24)	24
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(1,642)	531	(2,173)
Net (income) loss attributable to non-controlling interest in INREIT OP	(55)	(21)	(34)
Net income (loss) attributable to common stockholders	$(9,768)	$27,226	$(36,994)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.43)	$1.23	$(1.66)
Weighted average shares of common stock
Basic	22,904,056	22,183,231	720,825
Diluted	22,904,056	22,181,149	722,907

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue, other revenue and rental property operating expenses increased by $4.4 million, $1.3 million and $1.6 million, respectively, for the year ended December 31, 2025 as compared to the same period in 2024. Rental revenue and property operating expenses increased due to the acquisition of nine new properties in the last twelve months. The increase in other revenue is due to an increase in interests sold in our DST Program in 2025 driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive.
Income from Commercial Loans and Unrealized Gain (Loss) on Commercial Loans
During the year ended December 31, 2025, income from our commercial loans decreased by $1.0 million compared to the year ended December 31, 2024. The decrease was primarily due to the repayment of the 9801 Blue Grass Loan that matured in 2024 and the partial repayment of the principal on the 5805 N Jackson Gap Loan in February 2025 partially offset by income from The Catherine II Loan that was originated in December 2025. Unrealized gain (loss) on commercial loans decreased by $0.2 million driven by changes to the interest rate environment as compared to 2024.

General and Administrative Expenses
During the year ended December 31, 2025, general and administrative expenses decreased $0.6 million compared to the year ended December 31, 2024. The decrease was primarily due to the reimbursement of $1.1 million issued from the Adviser for expenses incurred by us for third-party support for our DST Program, partially offset by higher corporate level expenses in the current year.
Management Fee - Related Party
During the year ended December 31, 2025, the management fee increased by $1.0 million compared to the year ended December 31, 2024 due to increases in our net asset value.

Performance Participation Interest - Related Party
During the year ended December 31, 2025, the performance participation interest increased approximately $0.2 million consistent with increases in our net asset value. There was no performance participation interest accrual for the year ended December 31, 2024.
Depreciation and Amortization
During the year ended December 31, 2025, depreciation and amortization increased $6.6 million compared to the year ended December 31, 2024, primarily due to the acquisition of nine new properties in the last twelve months.
Income (Loss) from Unconsolidated Entities, Net
During the year ended December 31, 2025, income (loss) from unconsolidated entities, net decreased $0.3 million compared to the year ended December 31, 2024. This was primarily due to a decrease in income from the Retail GP Fund caused by higher gains from dispositions in the prior year as compared to the current year.
Gain (Loss) from Real Estate-Related Securities, Net
During the year ended December 31, 2025, gain (loss) from real estate-related securities, net decreased by $0.8 million compared to the year ended December 31, 2024. The decrease was primarily due to market fluctuations on CMBS holdings.
Gain (Loss) from Disposition of Investments in Real Estate
There were no dispositions of investments in real estate during the year ended December 31, 2025. During the year ended December 31, 2024, we completed dispositions of two self-storage properties and a student housing property for a total gain of $33.6 million.

Debt Extinguishment Charges
During the year ended December 31, 2025, we incurred debt extinguishment charges of $0.5 million from the early repayment of the mortgage notes secured by The Carmin and Midwest Industrial Portfolio properties. During the year ended December 31, 2024, we incurred debt extinguishment charges of $0.2 million related to the early repayment of the mortgage on the Bixby Kennesaw property as a result of the sale.
Income (Loss) from Investment in Affiliated Fund, Net
During the year ended December 31, 2025, income (loss) from investment in affiliated fund, net decreased by $0.3 million compared to the year ended December 31, 2024. The decrease is primarily due to a decrease in net investment income caused by partial redemptions and distributions which decreased our investment and unrealized loss allocations of the fund.
Gain (Loss) on Derivative Instruments, Net
During the year ended December 31, 2025, gain (loss) on derivative instruments, net decreased $2.3 million compared to the year ended December 31, 2024. The decrease is primarily due to a decrease in contractual interest received from the derivative instruments due to expired and terminated contracts.
Interest Income
During the year ended December 31, 2025, interest income increased by $0.5 million compared to the year ended December 31, 2024. The increase was primarily due to a higher average cash balance in 2025 compared to 2024.

Interest Expense
During the year ended December 31, 2025, interest expense decreased by $7.0 million compared to the year ended December 31, 2024. The decrease is primarily due to the repayment of the mortgage for the Bixby Kennesaw property in December 2024 and the repayment of the mortgage related to the Midwest Industrial Portfolio in April 2025.
Other Income (Expense)
During the year ended December 31, 2025, other expense increased by $0.5 million compared to the year ended December 31, 2024. This increase was primarily due to an increase in income tax expense in the current year driven by increased activity at the TRS entity.
Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources
Liquidity
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock under our share repurchase plan, to pay our offering costs and operating fees and expenses and to pay interest on our borrowings. We will obtain the funds required to purchase investments and conduct our operations from the net proceeds of our Private Offerings, our Public Offering, DST Program and any future offerings we may conduct (collectively, the “Capital Raising Programs”), from secured and unsecured borrowings from banks and other lenders and from net cash provided by operating activities. Generally, cash needs for items other than asset acquisitions are met from operations, and cash needs for asset acquisitions are funded by our Capital Raising Programs and debt financings. However, there may be a delay between the sale of our shares and our purchase of assets that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of December 31, 2025 and 2024, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of December 31, 2025 and 2024, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of December 31, 2025 and 2024, we have $3.8 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of December 31, 2025 and 2024, we have $0.5 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2025 did not exceed the charter-imposed limitation.
MassMutual committed to purchase $400.0 million of Class N common stock in the Private Offerings and fully met its commitment as of December 31, 2022.
Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million. MassMutual has waived this repurchase obligation through March 31, 2026.
Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph. We will not be required to repurchase (1) in any calendar year, more than $150.0 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month. MassMutual has not exercised the right to request repurchases as of March 26, 2026.
Capital Resources
As of December 31, 2025, our indebtedness includes a secured lending agreement for one investment in a commercial loan, three mortgages secured by their corresponding properties and a financing obligation. We also have additional funds available to us through our revolving credit facility. As of December 31, 2025, we have a $40.0 million balance on our revolving credit facility.

Our borrowing arrangements include a revolving credit facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of December 31, 2025 and 2024:

			December 31, 2025				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	December 31, 2025	December 31, 2024
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.57%	$250,000	$60,000	$40,000	$—

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.46%	$160,200	$93,720	$66,480	$—

Mortgage Notes Payable
The Carmin	3/5/2026	3/5/2032	S + 1.75%	5.96%	$84,000	$—	$84,000	$65,500
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.78%	113,500	1,842	111,658	111,441
Midwest Industrial Portfolio	N/A	N/A	N/A	3.19%	N/A	N/A	—	70,000
Total mortgages payable							235,318	286,601
Deferred financing costs, net							(570)	(1,335)
Mortgages payable, net							$234,748	$285,266
(1)Assumes all available extension options are exercised upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)The term “S” refers to the relevant floating benchmark rate, SOFR.
(3)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America , N.A. (“Bank of America”) as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio.
As of December 31, 2025, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
We have a Revolving Credit Facility with Bank of America, which was amended on July 25, 2025. The amendment extended the maturity date from September 5, 2025 to July 23, 2027 and grants an option to extend the term to July 21, 2028, subject to certain conditions. With the amendment, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. With the amendment, the unused commitment fee was modified to be 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
On December 9, 2025, we entered into a traditional repurchase agreement with Citibank. We have pledged one investment in a commercial loan with a fair value of $83.1 million as collateral for this agreement. We segregate the commercial real estate loan that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We have entered into mortgage notes that are secured by our real estate investments.
On February 28, 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property and refinanced the mortgage note secured by the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing of the mortgage note.
On April 24, 2025, we repaid the mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the “Midwest Industrial Portfolio”) in connection with our buyout of the joint venture partner. We incurred debt extinguishment charges of $0.5 million from the early repayment of the mortgage note.

In connection with the sale and leaseback of The Carmin property, as of December 31, 2025, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs. We entered into a ground lease executed as a sale and leaseback transaction in 2021 whereby we sold The Carmin to an unaffiliated third party for $54.0 million and simultaneously leased back the property from the same unaffiliated third party for 104 years. We accounted for the sale and leaseback of The Carmin as a failed sale and leaseback transaction because the lease is classified as a finance lease. Accordingly, we did not recognize the sale of The Carmin, and we recorded the net proceeds from the sale as a financing lease obligation. We continue to account for the property as a real estate investment in our consolidated financial statements and depreciate the property as if we were the legal owner. We allocate the rental payments we make under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.3 million over the term of the arrangement.
See Note 10 — “Borrowings” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our borrowing arrangements.
Other potential future sources of capital include incremental secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
At December 31, 2025, we had cash and cash equivalents of $25.6 million and restricted cash of $2.0 million. Our restricted cash consists of subscriptions received in advance, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.

Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the year ended December 31, 2025, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.
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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $85.6 million of immediate liquidity as of December 31, 2025, made up of $60.0 million of undrawn capacity on our Revolving Credit Facility and $25.6 million of cash and cash equivalents. In addition, we hold $33.3 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

in thousands	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows provided by operating activities	$28,203	$18,048	$20,219
Cash flows provided by (used in) investing activities	(272,634)	12,093	26,469
Cash flows provided by (used in) financing activities	218,904	(20,454)	(48,558)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(25,527)	$9,687	$(1,870)
Operating Activities — Cash flows from operating activities of $28.2 million for the year ended December 31, 2025 and $18.0 million for the year ended December 31, 2024, respectively, consists of our net loss of $8.1 million in 2025 and net income of $26.7 million in 2024 adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates.
Investing Activities — Cash flows from investing activities decreased $284.7 million during the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to acquisitions of real estate and originations of commercial loans of $189.4 million together with no additional proceeds from dispositions of real estate or repayments of commercial loans of $150.4 million in 2025, partially offset by an increase in net proceeds from the real estate-related securities portfolio of $50.2 million. Cash flows from investing activities decreased $14.4 million during the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to acquisitions of real estate and purchases of real estate related securities of $141.8 million. These decreases were offset by proceeds from the dispositions of real estate, proceeds from the repayment of the Blue Grass commercial loan, proceeds from the sale of real estate related securities, and distributions of capital from unconsolidated entities of $99.1 million together with no additional investments in our affiliated fund or originations of commercials loans of $28.0 million.
Financing Activities — Cash flows from financing activities increased $239.4 million for the year ended December 31, 2025 compared to the corresponding period in 2024 primarily due to increases in contributions from our non-controlling interests primarily related to DST proceeds, cash proceeds from the sale of an interest in The Carmin and net borrowings of $263.1 million. The increase was offset by a decrease in net proceeds and repurchases of common stock of $17.1 million and cash paid in connection with the buyout of our joint venture partner in the Midwest Industrial Portfolio of $1.5 million. Cash flows provided by financing activities decreased $28.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023 primarily due to contributions from our non-controlling interests and a decrease in common stock distributions for an overall increase of $44.6 million. This increase was offset by decreases in subscriptions received in advance, proceeds from the issuance of common stock, stock repurchases and net borrowings of $15.7 million.
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
Valuation of Investments in Commercial Loans
We have elected the fair value option for our commercial real estate loan investments. We believe the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability. In the month that we originate or acquire a loan, the par value of the loan represents the fair value of the transaction. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of December 31, 2025, we had borrowed $275.3 million under our mortgage notes and Revolving Credit Facility. Of our total borrowings, $235.7 million bears variable rate interest. As of December 31, 2025, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.2 million, net of the impact of our interest rate hedges. As of December 31, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease in interest expense of $0.4 million, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of December 31, 2025, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related debt securities over a twelve-month period results in a projected increase or decrease in interest income of $0.1 million. As of December 31, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related debt securities over a twelve-month period results in a projected increase or decrease in interest income of $0.2 million.
As of December 31, 2025, we have originated $28.9 million variable rate mezzanine and senior commercial loans, net of the secured lending agreement, that are indexed to SOFR. As of December 31, 2025, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan portfolio results in a projected increase or decrease in interest income of $0.1 million. As of December 31, 2025, a 100 basis point increase or decrease in SOFR assuming no changes in the composition of our commercial loan portfolio results in a projected increase or decrease in interest income of $0.3 million.
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
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2025, we held derivative instruments with a fair value asset balance of $0.4 million and a fair value liability balance of $0.5 million.
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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers are set forth below.

Name	Age	Position
R. Scott Dennis	67	Director and Chair of the Board and Chief Executive Officer
Chase A. Bolding	41	President and Co-Lead Portfolio Manager
Courtney Popelka	49	Chief Financial Officer and Treasurer
Stephanie Holder	41	Director
Paul S. Michaels	65	Director
R. David Kelly	62	Lead Independent Director
Julie Arrowsmith	57	Independent Director
Ray Nixon	73	Independent Director
Paul E. Rowsey	71	Independent Director

R. Scott Dennis. Mr. Dennis has served as our Chief Executive Officer and as Chair of our Board of Directors since 2019. Mr. Dennis has been with Invesco Real Estate, the real estate investment center of Invesco, for more than 32 years. He has served as Chief Executive Officer of Invesco Real Estate since 2011, and was appointed Global Head of Invesco Private Markets in August 2025 after having served as Chief Executive Officer of Invesco Private Markets since 2019. He is responsible for the day-to-day strategy execution and management of Invesco Real Estate’s global real estate business. Mr. Dennis has served as Chair of the Board of Invesco Commercial Real Estate Finance Trust, Inc. since December 2022. Prior to becoming Chief Executive Officer of Invesco Real Estate, Mr. Dennis served as co-head of Invesco Real Estate’s North American group and head of its U.S. acquisitions team from 1992 to 2008. Prior to joining Invesco Real Estate, Mr. Dennis served in the investment banking group at Bankers Trust Company, where he was responsible for structuring equity and debt investments on behalf of Bankers Trust Company and its clients. Prior to that, Mr. Dennis was with Trammell Crow Company, where he was responsible for investments on behalf of the company’s opportunity funds. He has been directly involved in over $90 billion of real estate investments. Mr. Dennis earned a B.B.A. in Finance and Real Estate from The University of Texas at Austin. Mr. Dennis is a valuable member of our Board of Directors because of his experience overseeing the operations and growth of Invesco Real Estate and his significant investment experience.

Chase A. Bolding. Mr. Bolding was appointed as President on March 19, 2025 and is our Co-Lead Portfolio Manager, previously serving as Lead Portfolio Manager (2023-2026) and Portfolio Manager (2019 to 2023). Mr. Bolding is Managing Director, Head of North America Real Estate, and Chief Investment Officer at Invesco Real Estate. Mr. Bolding has 15 years of real asset investment experience, and his investment capabilities include equity, debt, and joint ventures across the full risk-return spectrum. In addition to his role as our President and Lead Portfolio Manager, Mr. Bolding co-chairs IRE’s CIO Council, serves on IRE’s Investment Committee and chairs IRE’s Screening (Equity) Committee and Platform Investments Committee. Prior to joining Invesco Real Estate, Mr. Bolding worked for Greenfield Partners, a real estate private equity fund headquartered in Connecticut from 2007 to 2010. Mr. Bolding earned a B.A. in Economics from The University of Texas at Austin and holds the Chartered Financial Analyst® (CFA) designation.

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

Stephanie Holder. Ms. Holder was appointed as a director on August 6, 2025. She has served as Managing Director and Head of Dispositions and Financing at Invesco Real Estate (IRE) since 2021, after previously serving as Senior Director from 2018-2021. Ms. Holder is responsible for IRE’s sales and financing efforts nationwide and serves on the North American Management Committee for IRE. In addition, she is Committee Chair for IRE’s Equity Investment Committee, a member of the Credit Investment Committee and part of the CIO Council for North America. She began her investment career in 2006 and joined IRE in 2008 with the Acquisitions group and transitioned into the Dispositions group in 2009. Prior to joining Invesco, she was an analyst for Lincoln Property Company working on the Invesco account valuing assets within the portfolio. She has a background centered on commercial real estate and finance. Ms. Holder earned both a Master of Business Administration and a Bachelor of Business Administration with a major concentration in real estate finance from Southern Methodist University. Ms. Holder is a valuable member of our board of directors because of her investment and financing expertise and history with Invesco Real Estate.

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

R. David Kelly. Mr. Kelly has served as one of our independent directors since 2019 and as our lead independent director since 2020. Mr. Kelly has over 35 years of investment experience, including serving both public companies and private companies in the financial advisory and real estate development sectors. Mr. Kelly is the founder and managing partner of StraightLine Realty Partners, LLC, an alternative investment platform with investments in real estate, financial services and venture capital. Mr. Kelly has served as lead independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023. Mr. Kelly also serves as Chairman and CEO of Croesus and Company, an international real estate advisory firm; as lead director of TCW Direct Lending, focused on lending senior-secured loans primarily to US-based mid-market companies; as an independent director of Acadia Healthcare (NASDAQ: ACHC) and as an at-large director of Ashton Woods Homes. From 2007 to 2017, Mr. Kelly served as a trustee and Chairman of the Teacher’s Retirement System of Texas. From 2001 to 2006, Mr. Kelly was a gubernatorial appointee to the Texas Public Finance Authority (TPFA) and served as Chairman from 2002 to 2006. Mr. Kelly’s previous corporate directorships include Croesus Merchants International Singapore, Hong Kong-based Everglory Financial Holdings, and Dubai-based AI Masah Capital Limited. His civic and professional leadership experience includes service as director of the Children’s Medical Center Plano Governing Board, as member of Children’s Health Investment and Finance Committees, a Trustee of the Dallas Fire and Police Pension Fund and on the Advisory Board of Sponsors for Educational Opportunity. Mr. Kelly earned a B.A. in Economics from Harvard University and an M.B.A. from Stanford University. Mr. Kelly is a valuable member of our board of directors because of his prior service as a director and his experience as an executive officer, including in the financial advisory and real estate investment fields.

Julie Arrowsmith. Ms. Arrowsmith was appointed as an independent director effective July 1, 2025. She is an accomplished executive and board member with over 25 years of leadership experience in accounting, finance and corporate strategy in the real estate and hospitality sectors. Ms. Arrowsmith served as the chief executive officer for two years at G6 Hospitality LLC, the owner, operator and franchisor of the Motel 6 and Studio 6 brands, until it was sold in December 2024. Prior to her CEO role, Ms. Arrowsmith served as the chief financial officer of G6 Hospitality LLC from October 2012 to January 2023, after having served in senior finance and accounting roles at Accor North America from 1995-2012. Prior to that, Ms. Arrowsmith held various audit roles with Deloitte from 1990 to 1995. Ms. Arrowsmith has served on the board of the University of North Texas College of Merchandising, Hospitality and Tourism since 2022. Ms. Arrowsmith earned a B.S. in Accounting from Texas A&M University, earned her certification in public accountancy in Texas, and is a member of the National Association of Corporate Directors. Ms. Arrowsmith brings an extensive background in accounting, financial reporting and corporate governance and qualifies as an audit committee financial expert, as such term is defined by applicable SEC rules and regulations.
Ray Nixon. Mr. Nixon has served as one of our independent directors since 2019. Mr. Nixon has over 45 years of industry experience and is the current Chairman of Nixon Capital, a value oriented investment management firm. Previously, Mr. Nixon served as the Executive Director and Portfolio Manager at the $80 billion investment firm Barrow, Hanley, Mewhinney & Strauss, LLC from 1994 until his retirement in 2019. Mr. Nixon served as a member of Smith Barney, Inc.’s Investment Policy Committee and as the firm’s lead institutional stockbroker for the Southwest from 1979 to 1994. Mr. Nixon chaired from 2011-2024 the Texas Health Resources Investment Committee, which oversees an $8 billion fund. Mr. Nixon has served as an independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023. He is a Trustee of the UT Southwestern Foundation and a member of the investment committee and is also a former member of the board of directors of the $85 billion endowment for the University of Texas and Texas A&M University. Mr. Nixon previously served as a research analyst for the Teacher Retirement System of Texas. Mr. Nixon earned a B.A. and an M.B.A. from the University of Texas at Austin. Mr. Nixon is a valuable member of our board of directors because of his extensive investment industry experience, prior service as a director and successful leadership through multiple economic cycles.
Paul E. Rowsey. Mr. Rowsey has served as one of our independent directors since 2019 and as chair of our Audit Committee since July 1, 2025. Since 2000, Mr. Rowsey has served as Chairman, managing partner, and co-founder of E2M Partners, LLC, a privately-held real estate investment management company. Previously, Mr. Rowsey served as the Executive Chairman of JLB Partners LLC, a privately-held real estate operating and development company, from 2018 to 2021. Before that, Mr. Rowsey held executive leadership roles at real estate companies Compatriot Capital, Rosewood Property Company, and Property Company of America. Mr. Rowsey was an attorney at Hewitt, Johnson, Swanson & Barbee from 1980 to 1984. Mr. Rowsey has served as an independent director of Invesco Commercial Real Estate Finance Trust, Inc. since March 2023 and currently serves on the boards of Forum Energy Technologies, Inc. (NYSE: FET), a publicly-held, Houston-based energy service company, Powdr Corporation, a privately-held alpine skiing and outdoor adventure company, Snowbird Holdings LLC, a privately-held alpine skiing and hospitality company, and Teton Holdings Corporation, a Wyoming-based trust company. Mr. Rowsey served on the board of KDC Holdings LLC, a commercial real estate and development company, from 2008 until 2021, and the board of Valaris plc, a publicly-held, London-based, offshore drilling company, as its Chairman, from 2000 until 2021. Mr. Rowsey served as Lead Director of JLB Partners LLC, a multi-family development and investment company, from 2012 to 2018. Mr. Rowsey has also served on the boards of Crescent Real Estate Equities Company, Village Green Holdings LLC, and AMC, Inc. Mr. Rowsey’s board tenure includes audit committee, compensation committee, and nominating and governance committee service. Mr. Rowsey earned a B.A. in History and Management Science from Duke University and a J.D. from Southern Methodist School of Law, and is a citizen of the Cherokee Nation. Mr. Rowsey is a valuable member of our Board of Directors because of his experience as a director and executive officer for public and private companies and real estate investment and development companies, and his expertise in legal matters.
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

Audit Committee. Our board of directors has established an audit committee, which consists of Messrs. Kelly, Nixon, Rowsey and Ms. Arrowsmith. Mr. Rowsey serves as the chairperson of the audit committee and Ms. Arrowsmith serves as the “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:
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
Corporate Governance

Codes of Conduct. We have adopted a Code of Conduct that applies to our officers, executive directors and employees (if any), and to all of the officers and employees of the Adviser and its affiliates deemed to be within the scope of the Code of Conduct in light of the services they provide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Conduct, as it relates to those also covered by Invesco’s code of conduct, operates in conjunction with, and in addition to, Invesco’s code of conduct. Our Code of Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics.

Our Board has also approved a separate code of conduct that applies to all members of our board (the “Directors’ Code of Conduct” and together with the Code of Conduct, our “codes of conduct”). Among other matters, our codes of conduct are designed to deter wrongdoing and to promote:
• honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code of conduct to appropriate persons identified in the code of conduct; and
•accountability for adherence to our codes of conduct.
Our Code of Conduct and Directors’ Code of Conduct are available on our website, www.inreit.com. Stockholders may also request a copy of the Code of Conduct or Directors’ Code of Conduct, which will be provided without charge, by writing to Invesco Real Estate Income Trust Inc. at 2300 N Field Street, Suite 1200, Dallas, Texas 75201, Attention: Compliance. If, in the future, we amend, modify or waive a provision in the Code of Conduct or Directors’ Code of Conduct, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

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

Delinquent Section 16(a) Reports

Sections 16(a) of the Exchange Act requires certain officers, directors and persons who beneficially own more than 10% of the company’s common shares to file reports of ownership and reports of changes in ownership with the SEC. The reporting officers, directors and 10% shareholders are also required by SEC rules to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of copies of such reports, the company believes that all Section 16(a) filing requirements applicable to its directors, reporting officers and 10% shareholders were complied with during 2025 except that the filing of the initial statement of beneficial ownership (Form 3) for Mr. Clifford Stoops, our Chief Accounting Officer (CAO), relating to his appointment as CAO, was made one business day after the deadline, due to an unforeseen delay in obtaining Mr. Stoops’ EDGAR filing codes.
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

The board of directors approved non-executive director compensation for the 2025 service period as follows:

Cash Fee	Annual cash fee in the amount of $62,500, payable in quarterly installments in arrears
Supplemental Audit Chair Fee	Additional annual cash fee in the amount of $15,000, payable in quarterly installments in arrears
Supplemental Fee for the Lead Independent Director	Additional annual cash fee in the amount of $5,000, payable in quarterly installments in arrears
Equity Award	Annual equity award in the amount of $62,500 in the form of shares of Class E common stock. Equity awards are paid for service in advance and subject to a one-year vesting requirement.
Director Compensation Table
The following table sets forth the compensation paid to our non-executive directors during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Julie Arrowsmith(3)	$31,250	$97,039	$128,289
Paul E. Rowsey	$70,000	$75,000	$145,000
Ray Nixon	$62,500	$75,000	$137,500
R. David Kelly	$67,500	$75,000	$142,500
Retired Directors
James H. Forson(3)	$38,750	$—	$38,750
(1)Reflects fees earned during the year ended December 31, 2025, and includes the annual base fee and, as applicable, Lead Independent Director and the Audit Committee Chair supplemental fee. Fees earned during the year may be paid in a subsequent calendar year.

(2)Reflects with respect to Ms. Arrowsmith, (i) an equity award as of July 1, 2025 of 787 shares of Class E common stock reflecting her service for the period July 1, 2025 through the end of the 2025 service term and (ii) with respect to each non-executive director (including Ms. Arrowsmith), an annual equity award as of December 1, 2025 of 10,735 shares of Class E common stock for the 2026 service period. The equity awards vest on the anniversary of the date of grant. Reflects the full grant date fair value of such equity awards, determined in accordance with GAAP.
(3)Mr. Forson retired from the board effective June 30, 2025. Ms. Arrowsmith was appointed to serve as a director of the Company effective July 1, 2025, to fill the vacancy created by Mr. Forson’s departure.

The board of directors approved non-executive director compensation for the 2026 service period as follows:

Cash Fee	Annual cash fee in the amount of $75,000, payable in quarterly installments in arrears
Supplemental Audit Chair Fee	Additional annual cash fee in the amount of $17,500, payable in quarterly installments in arrears
Supplemental Fee for the Lead Independent Director	Additional annual cash fee in the amount of $5,000, payable in quarterly installments in arrears
Equity Award	Annual equity award in the amount of $75,000 in the form of shares of Class E common stock. Equity awards are paid for service in advance and subject to a one-year vesting requirement.

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
During the fiscal year ended December 31, 2025, R. Scott Dennis, our Chairman and Chief Executive Officer, served as a director of Invesco Commercial Real Estate Finance Trust, Inc. Beth Zayicek, who served as a director and as our Chief Operating Officer for a portion of 2025, also served as a director and as Chief Operating Officer of Invesco Commercial Real Estate Finance Trust, Inc. during 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 26, 2026, information regarding the number and percentage of shares owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2300 N Field Street, Suite 1200, Dallas, Texas 75201.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Directors and Executive Officers
Julie Arrowsmith(4)	3,471	*
Chase A. Bolding	3,900	*
R. Scott Dennis(1)	9,749	*
Stephanie Holder	—	*
R. David Kelly(2)(4)	13,494	*
Paul S. Michaels(3)	36,849	*
J. Ray Nixon(4)	17,674	*
Courtney Popelka	—	*
Paul E. Rowsey(4)	27,051	*
All current executive officers and directors as a group (9 persons)	112,188	*
Beneficial Owner of More Than 5% of Outstanding Shares
Massachusetts Mutual Life Insurance Company	15,418,839	66%
First Trust Capital Management L.P.	2,016,050	9%
Invesco Realty, Inc.	1,318,615	6%
* Represents less than 1%.
(1)Shares are owned by Dennis Family Partners, Ltd., a limited partnership which is indirectly owned by R. Scott Dennis and his wife and controlled by R. Scott Dennis.
(2)Includes 4,867 shares held by the Ralph David Kelly Revocable Trust, of which R. David Kelly is the grantor and trustee.
(3)Shares are owned by P&L Michaels Investments LLC, a limited liability company which is owned and controlled by Paul S. Michaels and his wife.
(4)As of March 26, 2026, with respect to each of the independent directors, 11,522 shares were unvested.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans under which shares of our common stock or other equity securities may be granted from time to time:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warranties, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	164,986
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	164,986

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Our charter and Corporate Governance Guidelines require a majority of the members of our board of directors to be “independent” directors in accordance with the criteria in our charter, bylaws, the applicable rules of the SEC and the listing standards of the New York Stock Exchange (“NYSE”). Our Audit Committee charter also requires that all members of our Audit Committee be “independent” directors. Based upon its review, our board of directors has affirmatively determined that each of Messrs. Kelly, Nixon, Rowsey and Ms. Arrowsmith are “independent” members of our board of directors under all applicable standards for independence, including with respect to service on our Audit Committee.

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
Term and Termination Rights
The current term of the Advisory Agreement expires on December 31, 2026, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of the Adviser before renewing the Advisory Agreement. The Advisory Agreement may be terminated:
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

The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the year ended December 31, 2025, we paid the Adviser $2.8 million in the form of 97,995 Class E shares for management fees.

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

Performance Participation
With respect to Class T units, Class S units, Class D units, Class I units, Class S-PR units and Class K-PR units, the Special Limited Partner will be allocated a Performance Participation in an amount equal to:
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

No Performance Participation is allocated with respect to Class E Units.
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
Such allocations are made annually and accrue monthly. Distributions on the Performance Participation and Class N Performance Participation may be payable in cash, INREIT OP Class I units or INREIT OP Class E Units at the election of the Special Limited Partner. For the year ended December 31, 2025, the Special Limited Partner earned a performance participation interest that entitles it to receive $0.2 million. The amount was paid to the Special Limited Partner in the form of 5,369 Class E units of our Operating Partnership on February 2, 2026.

Operating Expense Reimbursement
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
The Adviser initially provided us the first $825,000 for costs related to the DST Program and we are not required to reimburse the Advisor for that initial amount. We are only obligated to reimburse the Adviser for expenses related to the DST Program that exceed $825,000, with those amounts included in the quarterly reimbursement for operating expenses incurred subsequent to December 31, 2021, as noted above. As a supplement to this arrangement, on September 30, 2025, the Adviser reimbursed us $1.1 million for certain operating expenses we incurred for third-party support related to the DST Program.
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
During the year ended December 31, 2025, we recognized $1.6 million for total costs of support personnel, operational and travel expenses that were incurred by the Adviser.

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
For the year ended December 31, 2025, our Total Operating Expenses were 0.79% and 29.34% of each of our Average Invested Assets and our Net Income, respectively. Operating expenses for the four fiscal quarters ended December 31, 2025 did not exceed the charter-imposed limitation.

During the year ended December 31, 2025, we incurred management fees of $3.0 million. During the year ended December 31, 2025, the Special Limited Partner earned a performance participation interest of $0.2 million, the full amount which was accrued as of December 31, 2025. On February 2, 2026, we issued 5,369 Class E units of our Operating Partnership to the Special Limited Partner as payment for the 2025 performance fee. As of December 31, 2025, the Adviser advanced $5.4 million of operating expenses and $6.8 million of organization and offering expenses on our behalf.

Reimbursement of Expenses and Compensation Paid to Our Adviser and its Affiliates

During the year ended December 31, 2025, we paid the Adviser or its affiliates the following:

in thousands	December 31, 2025
Reimbursement of expenses paid on our behalf/incurred by the Adviser(1)	$9,186
Management fee(2)	2,752
Upfront commissions and dealer manager fees	19
Stockholder servicing fee	199
DST Program expenses	3,091
Total	$15,247
(1)This amount includes reimbursement of operating and offering expenses incurred after December 31, 2021 and December 31, 2022, respectively, as well as reimbursement of expenses incurred by the Adviser.

(2)During the year ended December 31, 2025, we issued 97,995 Class E shares to the Adviser as payment for management fees.
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

We will be required to pay to the Mutual Insurance Company our pro rata share of the premium for the first loss retention insurance described above. The pro rata share of such premium and costs is currently determined with the assistance of a third party insurance advisor or consultant and is calculated for any policy period on a benchmark basis of the premium that would be payable by us with respect to the insurance provided to the Company and its subsidiaries under the captive insurance program if such insurance was obtained on a standalone basis from a third party insurer in the insurance market. The determination of the pro rata share of premium and costs to be borne by us and other participants is subject to adjustment upon disposition or acquisition of properties occurring during the policy period.

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

For the year ended December 31, 2025, we paid $0.4 million to Mutual Insurance Company for our wholly owned properties and $0.1 million for our properties held through joint ventures.
Investment in Shares by Invesco Realty, Inc.
As of December 31, 2025, Invesco Realty, Inc. has invested $39.0 million in the Company. There were no purchases or repurchases that took place during the year ended December 31, 2025. Invesco Realty, Inc. may not submit the shares it purchases for repurchase pursuant to our share repurchase plan until the third anniversary of their purchase, and any such repurchase request may be accepted only after all requests from unaffiliated stockholders have been fulfilled. Invesco or its affiliate must continue to hold at least $200,000 in shares of our common stock for so long as Invesco or any affiliate thereof serves as our external adviser.
Investment in Shares by IGP+
Invesco Global Property Plus Fund (“IGP+”), a sub-fund of Invesco Global Real Estate Fund FCP-RAIF, which is managed by an affiliate of the Adviser, previously invested $119.5 million in the Company. As of December 31, 2025, we have repurchased 3,004,014 Class E shares and Class I shares for $90.0 million which results in IGP+ having a net investment of $29.5 million.
In addition, we have a co-investment with a subsidiary of IGP+. See “—Co-Investments with Affiliated Products” below for more information.

Dealer Manager Agreements
Invesco Distributors, Inc., a registered broker-dealer affiliated with the Adviser, is our Dealer Manager. The Dealer Manager provides dealer manager services (1) in connection with our public offerings pursuant to the terms of the Amended and Restated Dealer Manager Agreement, dated March 20, 2025, by and among us, the Adviser and the Dealer Manager (2) in connection with our continuous private offering pursuant to the terms of the PR Dealer Manager Agreement, dated August 1, 2025, by and among us, the Adviser and the Dealer Manager and (3) in connection with our DST Program pursuant to the terms of the Amended and Restated DST Dealer Manager Agreement, dated March 20, 2025, by and among the Operating Partnership, Dealer Manager, and Invesco Real Estate Exchange LLC.
Upfront Selling Commissions and Dealer Manager Fees
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of up to 0.5%, of the transaction price of each Class T share sold in the Public Offering, however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share, up to 1.5% of the transaction price of each Class D share sold in the Public Offering and up to 3.5% of the transaction price of each Class S-PR share sold in the continuous private offering. With respect to the Public Offering, continuous private offering and DST Program, we anticipate that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, broker-dealers participating in the applicable offering. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares, Class E shares sold in the Public Offering or Class K-PR shares sold in the continuous private offering, or shares of any class sold under our distribution reinvestment plan.
Stockholder Servicing Fees
Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as stockholder servicing fees for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers:
•with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T shares; provided, however, with respect to Class T shares sold through certain participating broker-dealers, the representative stockholder servicing fee and the dealer stockholder servicing fee may be other amounts, and provided, further that the sum of such fees will always equal 0.85% per annum of the NAV of such shares;
•with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares;

•with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares; and
•with respect to our outstanding Class S-PR shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S-PR shares.
We will not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class E shares or Class K-PR shares.
The stockholder servicing fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and waives stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class T shares, Class S shares, Class D shares and Class S-PR shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), each with an equivalent aggregate NAV as such share. Such servicing fee does not apply to the Class S-PR shares.
In addition, we will cease paying the stockholder servicing fee on the earlier to occur of the following: (1) a listing of Class I shares, (2) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets, in each case in a transaction in which our stockholders receive cash or securities listed on a national securities exchange, or (3) with respect to Class T, Class S, and Class D shares, after the completion of the primary portion of any public offering, the end of the month in which we, with the assistance of the Dealer Manager, determine that, in the aggregate, underwriting compensation from all sources in connection with this offering, including upfront selling commissions and dealer manager fees, the stockholder servicing fee and other underwriting compensation, is equal to 10% of the gross proceeds from such public offering.
Eligibility to receive the stockholder servicing fee is conditioned on a broker-dealer providing the following ongoing services: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. For Class T shares, representative stockholder services are answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests and dealer stockholder services are assistance with recordkeeping. If the applicable broker-dealer is not eligible to receive the stockholder servicing fee due to failure to provide these services, the Dealer Manager will waive the stockholder servicing fee that broker-dealer would have otherwise been eligible to receive. The stockholder servicing fees are ongoing fees that are not paid at the time of purchase.
Fees Paid to Our Dealer Manager
During the year ended December 31, 2025, we paid $0.2 million of stockholder servicing fees and approximately $19,000 of upfront selling commissions and upfront dealer manager fees to the Dealer Manager with respect to the outstanding Class T, Class S, Class D and Class S-PR shares. The Dealer Manager anticipates that all or a portion of the stockholder servicing fees, upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. For information regarding our Dealer Manager fees related to the DST Program, see “—DST Program Fees and Expenses” below.

For more information regarding our relationship with these entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 18 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.

Relationship with MassMutual

Massachusetts Mutual Life Insurance Company, or MassMutual, is a significant shareholder of Invesco and owns the majority of our outstanding common stock with 15,222,610 shares outstanding as of December 31, 2025. During the year ended December 31, 2025, we issued 755,849 shares of Class N common stock to MassMutual as part of the distribution reinvestment plan for a total of $20.9 million.
MassMutual committed to purchase $400.0 million of Class N common stock in the Private Offerings and fully met its commitment as of December 31, 2022.

MassMutual Automatic Repurchase Rights

Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. MassMutual has waived this repurchase obligation through March 31, 2026.
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

MassMutual Repurchase Rights Upon Request

Beginning January 1, 2026, MassMutual holds the right to request that we repurchase any outstanding MassMutual shares subject to the terms set forth below. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described above. MassMutual has not exercised the right to request repurchases as of March 26, 2026.

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

MassMutual Registration Rights
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. As of December 31, 2025, MassMutual has not made a request to exchange its Class N shares. MassMutual's rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.

DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. We pay the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers.
The DST dealer manager receives an investor servicing fee equal to 0.25% per annum of Interests sold, net of upfront fees and reimbursements, some or all of which may be waived or reallowed to participating broker-dealers.
Invesco DST Manager LLC, a subsidiary of the Adviser, is paid a management fee equal to 0.15% per annum of Interests sold, net of upfront fees and reimbursements, to serve as manager and signatory trustee of the DSTs.
During the year ended December 31, 2025, we paid $3.1 million to the Adviser and its affiliates for DST Program fees and expenses.
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

Investment in Affiliated Fund
As of December 31, 2025, we have an investment of $12.5 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Adviser Capital Markets Service
We entered into a Financing Introduction Agreement, dated July 21, 2025, with the Adviser pursuant to which we pay the Adviser a fee to provide financing arrangement services upon the closing of mortgage financing on our assets. During the year ended December 31, 2025, we paid the Adviser a fee of $0.1 million for such services.
As the mortgage refinance transaction related to the Sunbelt Medical Office Portfolio is held in the Invesco JV, the total fee of $0.2 million was paid pro rata with U.S. Income Fund L.P. based on our respective ownership interest.
Other
As of December 31, 2025, we have a commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. As of December 31, 2024, we had a commitment of $65.0 million. On July 25, 2025, the commitment was reduced by $35.0 million from $65.0 million pursuant to and in accordance with the terms of the amended Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of December 31, 2025, we have not called any of the commitment.

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

For more information regarding our relationship with affiliated entities and other related party transactions, including the fees paid to our Adviser and its affiliates, see Note 18 – “Related Party Transactions” to our consolidated financial statements in this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the fees billed by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2025 and 2024:

in thousands	December 31, 2025	December 31, 2024
Audit fees	$815	$807
Audit-related fees	2	2
Tax fees	299	325
Total	$1,116	$1,134

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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The financial statements contained herein are set forth on pages F-3 - F-52 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page F -1 of this Annual Report on Form 10-K.
(a)(3) Exhibits: Refer to the Exhibit Index starting on page 131 of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Exhibit Description

3.1
Second Articles of Amendment and Restatement of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

3.2	Articles of Amendment to the Company's Charter, effective June 27, 2025 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 30, 2025 and incorporated herein by reference).

3.3
Articles Supplementary Classifying and Designating a Class of Common Stock as Class S-PR Common Stock, effective June 27, 2025 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on June 30, 2025 and incorporated herein by reference).

3.4
Articles Supplementary Classifying and Designating a Class of Common Stock as Class K-PR Common Stock, effective June 27, 2025 (filed as Exhibit 3.3 to the Current Report on Form 8-K filed on June 30, 2025 and incorporated herein by reference).

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

10.1
Amended and Restated Advisory Agreement, dated June 27, 2025, by and among Invesco Real Estate Income Trust Inc., Invesco REIT Operating Partnership LP and Invesco Advisers, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2025 and incorporated herein by reference)

10.2
Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP., dated October 6, 2025 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2025 and incorporated herein by reference).

10.3
Amended and Restated Dealer Manager Agreement, dated March 20, 2025, by and between Invesco Real Estate Income Trust Inc. and Invesco Distributors, Inc. (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 24, 2025 and incorporated herein by reference).

10.4
Revolving Credit Agreement, dated as of January 22, 2021, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.7 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

10.5
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

10.7
LIBOR Transition Amendment, dated January 21, 2022, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.2 to the Current Report on Form 8-K, as filed on January 24, 2022 and incorporated herein by reference).

10.8
Third Amendment to Revolving Credit Facility, dated February 1, 2023, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc. and Bank of America, N.A. (filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on March 24, 2023 and incorporated herein by reference).

10.9
Fourth Amendment to Revolving Credit Agreement, dated September 8, 2023, by and among Invesco REIT Operating Partnership LP, Invesco Real Estate Income Trust Inc., Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2023 and incorporated herein by reference).

10.10
Fifth Amendment to the Revolving Credit Facility, dated October 11, 2024, among Invesco REIT Operating Partnership LP, the Company, Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2024 and incorporated herein by reference).

10.11
Sixth Amendment to the Revolving Credit Facility, dated July 25, 2025, among Invesco REIT Operating Partnership LP, the Company, Bank of America, N.A. and the other parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2025 and incorporated herein by reference).

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

10.17
Amended and Restated DST Dealer Manager Agreement, dated October 6, 2025, by and among Invesco Real Estate Exchange LLC, Invesco REIT Operating Partnership LP and Invesco Distributors, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 10, 2025 and incorporated herein by reference)

10.18
Trademark Sublicense Agreement, by and among Invesco Real Estate Income Trust Inc., Invesco Advisers, Inc. and Invesco REIT Operating Partnership LP (filed as Exhibit 10.3 to the Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

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

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on March 22, 2024 and incorporated herein by reference).

21.1*	Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audited Financial Statements of Vida JV LLC & Subsidiaries as of and for the years ended December 31, 2025, 2024 and 2023

101
The following financial information from Invesco Real Estate Income Trust Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders Equity and Redeemable Common Stock, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

INVESCO REAL ESTATE INCOME TRUST INC.

March 26, 2026	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 26, 2026	/s/ R. Scott Dennis
Date	R. Scott Dennis Chairperson of the Board and Chief Executive Officer (principal executive officer)

March 26, 2026	/s/ Courtney Popelka
Date	Courtney Popelka Chief Financial Officer and Treasurer (principal financial officer)

March 26, 2026	/s/ Clifford Stoops
Date	Clifford Stoops Chief Accounting Officer (principal accounting officer)

March 26, 2026	/s/ Stephanie Holder
Date	Stephanie Holder Director

March 26, 2026	/s/ Paul S. Michaels
Date	Paul S. Michaels Director

March 26, 2026	/s/ Julie Arrowsmith
Date	Julie Arrowsmith Independent Director

March 26, 2026	/s/ R. David Kelly
Date	R. David Kelly Independent Director

March 26, 2026	/s/ Ray Nixon
Date	Ray Nixon Independent Director

March 26, 2026	/s/ Paul E. Rowsey
Date	Paul E. Rowsey Independent Director

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Invesco Real Estate Income Trust Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invesco Real Estate Income Trust Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and redeemable equity instruments and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 2026

We have served as the Company’s auditor since 2019.

Invesco Real Estate Income Trust Inc.
Consolidated Balance Sheets

in thousands, except share amounts	December 31, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$857,577	$680,596
Investments in unconsolidated entities	123,462	124,473
Investments in commercial loans, at fair value	95,335	12,996
Investments in real estate-related securities, at fair value	33,259	56,472
Investment in affiliated fund, at fair value	12,545	21,342
Intangible assets, net	43,207	24,943
Cash and cash equivalents	25,578	48,176
Restricted cash	1,954	4,883
Other assets	7,999	9,198
Total assets(1)	$1,200,916	$983,079

LIABILITIES
Revolving credit facility	$40,000	$—
Secured lending agreement	66,480	—
Mortgages payable, net	234,748	285,266
Financing obligation, net	53,983	53,991
Due to affiliates	22,395	23,960
Accounts payable, accrued expenses and other liabilities	22,340	16,058
Total liabilities(2)	439,946	379,275

Commitments and contingencies (See Note 20)	—	—

Class N redeemable common stock, $0.01 par value per share	445,933	425,178
Redeemable non-controlling interest in INREIT OP	—	2,018

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	3	6
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	4	7
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	5	9
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	40	47
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	13	12
Common stock, Class S-PR shares, $0.01 par value per share, 600,000,000 shares authorized	9	—
Common stock, Class K-PR shares, $0.01 par value per share, 600,000,000 shares authorized	4	—
Additional paid-in capital	242,367	229,983
Accumulated deficit and cumulative distributions	(175,374)	(127,796)
Total stockholders' equity	67,071	102,268
Non-controlling interests in consolidated joint ventures	247,966	74,340
Total equity	315,037	176,608
Total liabilities, redeemable equity instruments and equity	$1,200,916	$983,079
(1) Includes restricted assets of consolidated variable interest entities (“VIEs”) at December 31, 2025 and 2024 of $489.7 million and $165.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated VIEs at December 31, 2025 and 2024 of $145.7 million and $4.1 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Operations

in thousands, except share and per share amounts	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues
Rental revenue	$63,703	$59,303	$62,374
Income from commercial loans	2,750	3,701	4,439
Other revenue	4,435	3,090	3,193
Total revenues	70,888	66,094	70,006
Expenses
Rental property operating	27,198	25,561	25,651
General and administrative	7,128	7,714	4,836
Management fee – related party	3,018	2,013	1,720
Performance participation interest – related party	151	—	—
Depreciation and amortization	31,117	24,550	25,491
Total expenses	68,612	59,838	57,698
Other income (expense), net
Income (loss) from unconsolidated entities, net	2,198	2,476	1,908
Gain (loss) from real estate-related securities, net	2,840	3,688	1,027
Gain (loss) from disposition of investments in real estate	—	33,628	54
Debt extinguishment charges	(485)	(193)	(632)
Income (loss) from investment in affiliated fund, net	1,224	1,498	493
Gain (loss) on derivative instruments, net	(339)	2,001	1,662
Unrealized gain (loss) on commercial loans	1	170	(181)
Impairment loss on investments in real estate	—	—	(7,924)
Interest income	2,239	1,761	111
Interest expense	(17,153)	(24,171)	(27,265)
Other income (expense)	(872)	(370)	(346)
Total other income (expense), net	(10,347)	20,488	(31,093)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$(8,071)	$26,744	$(18,785)
Dividends to preferred stockholders	$—	$(4)	$(8)
Issuance and redemption costs of redeemed preferred stock	—	(24)	—
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(1,642)	531	1,673
Net (income) loss attributable to non-controlling interest in INREIT OP	(55)	(21)	82
Net income (loss) attributable to common stockholders	$(9,768)	$27,226	$(17,038)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.43)	$1.23	$(0.82)
Weighted average shares of common stock
Basic	22,904,056	22,183,231	20,883,401
Diluted	22,904,056	22,181,149	20,883,068
See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Changes in Equity and Redeemable Equity Instruments

in thousands, except per share/unit data	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2022	$41	$4	$4	$6	$38	$18	$—			$167,611	$(66,856)	$100,866	$30,024	$130,890	$432,604	$2,797
Proceeds from issuance of common stock, net of offering costs	—	2	1	2	11	1	—	—	—	51,412	—	51,429	—	51,429	(6)	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	1,339	—	1,339	—	1,339	7,884	—
Common stock repurchased	—	—	—	—	(6)	(7)	—	—	—	(40,663)	—	(40,676)	—	(40,676)	—	(1,187)
Share-based compensation	—	—	—	—	—	—	—	—	—	98	—	98	—	98	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(17,030)	(17,030)	(1,673)	(18,703)	—	(82)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)	—	—
Common stock and INREIT OP unit distributions ($1.6657 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(34,494)	(34,494)	—	(34,494)	—	(350)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	7,978	7,978	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,205)	(1,205)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,977
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	34,500	—	34,500	—	34,500	(35,003)	503
Balance at December 31, 2023	$41	$6	$5	$8	$43	$12	$—	$—	$—	$214,297	$(118,388)	$96,024	$35,124	$131,148	$405,479	$5,658
Proceeds from issuance of common stock, net of offering costs	—	—	2	1	13	1	—	—	—	45,159	—	45,176	—	45,176	—	—
Redemption of preferred stock	(41)	—	—	—	—	—	—	—	—	—	(24)	(65)	—	(65)	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	2,036	—	2,036	—	2,036	19,699	—
Common stock repurchased	—	—	—	—	(9)	(1)	—	—	—	(31,586)	—	(31,596)	—	(31,596)	—	(3,473)
Share-based compensation	—	—	—	—	—	—	—	—	—	100	—	100	—	100	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	27,253	27,253	(531)	26,722	—	21
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(4)	(4)	—	(4)	—	—
Common stock and INREIT OP unit distributions ($1.6677 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(36,633)	(36,633)	—	(36,633)	—	(211)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	42,186	42,186	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(2,439)	(2,439)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	(23)	—	(23)	—	(23)	—	23
Balance at December 31, 2024	$—	$6	$7	$9	$47	$12	$—	$—	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018

in thousands, except per share/unit data	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling interests in consolidated joint ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	$—	$1	$1	$—	$5	$1	$—	$—	$—	$19,805	$—	$19,813	$—	$19,813	$—	$—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	2,468	—	2,468	—	2,468	20,755	—
Common stock repurchased	—	—	—	—	(9)	—	—	—	—	(27,192)	—	(27,201)	—	(27,201)	—	(2,008)
Share-based compensation	—	—	—	—	—	—	—	—	—	250	—	250	—	250	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,768)	(9,768)	1,642	(8,126)	—	55
Exchange of common stock	—	(4)	(4)	(4)	(3)	—	—	9	4	—	—	(2)	—	(2)	—	—
Common stock and INREIT OP unit distributions ($1.6657 gross per share/unit)	—	—	—	—	—	—	—	—	—	—	(37,810)	(37,810)	—	(37,810)	—	(30)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	180,585	180,585	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(7,113)	(7,113)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	17,050	—	17,050	—	17,050	—	—
Purchase of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	—	(32)	—	(32)	(1,488)	(1,520)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	—	35	—	35	—	35	—	(35)
Balance at December 31, 2025	$—	$3	$4	$5	$40	$13	$—	$9	$4	$242,367	$(175,374)	$67,071	$247,966	$315,037	$445,933	$—

See accompanying notes to consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Consolidated Statements of Cash Flows

in thousands	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(8,071)	$26,744	$(18,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash management fee	3,018	2,013	1,720
Non-cash performance participation interest	151	—	—
(Income) loss from unconsolidated entities, net	(2,198)	(2,476)	(1,908)
Impairment loss on investments in real estate	—	—	7,924
Depreciation and amortization	31,117	24,550	25,491
Non-cash share-based compensation awards	250	100	98
Straight-line rents	(922)	(674)	(1,137)
Amortization of below-market lease intangibles	(1,988)	(477)	(397)
Amortization of above-market lease intangibles	176	175	176
Amortization of deferred financing costs	1,371	1,387	1,938
(Gain) loss from disposition of investments in real estate	—	(33,628)	(54)
(Income) loss from investment in affiliated fund, net	(1,224)	(1,498)	(493)
Unrealized (gain) loss from real estate-related securities, net	(269)	(2,258)	(1,015)
Realized (gain) loss from real estate-related securities, net	938	1,442	1,927
Unrealized (gain) loss on commercial loans	(1)	(170)	181
(Gain) loss on derivative instruments, net	1,613	2,811	4,560
Distributions of earnings from investments in unconsolidated entities	4,633	3,876	3,087
Other items	333	384	633
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(208)	(1,323)	(630)
(Decrease) increase in due to affiliates	(3,008)	(303)	702
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,492	(2,627)	(3,799)
Net cash provided by operating activities	28,203	18,048	20,219
Cash flows from investing activities:
Acquisitions of real estate	(217,536)	(111,205)	—
Proceeds from disposition of real estate	—	129,384	61,523
Distribution from affiliated fund	1,505	2,236	2,197
Investments in unconsolidated entities	(6,694)	(9,834)	(3,780)
Distributions of capital from investments in unconsolidated entities	5,270	5,280	4,080
Proceeds from unconsolidated entities	—	—	4,562
Investment in affiliated fund	—	—	(15,000)
Redemption of investment in affiliated fund	8,427	5,639	547
Origination of commercial loans	(83,100)	—	(13,007)
Proceeds from repayment of commercial loan	761	21,800	—
Capital improvements to real estate	(4,069)	(3,787)	(9,508)
Purchase of real estate-related securities	(13,227)	(46,509)	(15,960)
Proceeds from sale of real estate-related securities	36,029	19,089	10,815
Net cash provided by (used in) investing activities	(272,634)	12,093	26,469

Cash flows from financing activities:
Redemption of preferred stock	—	(65)	—
Proceeds from issuance of common stock	18,271	45,598	51,993
Offering costs paid	(198)	(175)	(97)
Repurchase of common stock and OP units	(29,018)	(39,220)	(36,405)
Subscriptions received in advance	401	835	3,503
Proceeds from revolving credit facility	65,000	18,000	36,100
Repayment of revolving credit facility	(25,000)	(18,000)	(45,100)
Proceeds from secured lending agreement	66,480	—	—
Borrowings from mortgages payable	84,217	567	5,411
Payments of mortgages payable	(135,500)	(53,000)	(45,000)
Debt extinguishment charges	485	193	225
Payment of financing obligation	(9)	(9)	—
Sale of derivative instruments	—	574	290
Purchase of derivative instruments	—	(300)	(323)
Payment of deferred financing costs	(674)	(250)	(629)
Contributions from non-controlling interests	180,585	42,186	7,978
Distributions to non-controlling interests	(7,113)	(2,439)	(1,205)
Purchase of interest in consolidated joint ventures	(1,520)	—	—
Cash received from sale of interest in consolidated joint ventures	17,050	—	—
Preferred stock dividends	—	(4)	(8)
Common stock and INREIT OP unit distributions	(14,553)	(14,945)	(25,291)
Net cash (used in) provided by financing activities	218,904	(20,454)	(48,558)

Net change in cash and cash equivalents and restricted cash	(25,527)	9,687	(1,870)
Cash and cash equivalents and restricted cash, beginning of period	53,059	43,372	45,242
Cash and cash equivalents and restricted cash, end of period	$27,532	$53,059	$43,372

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$25,578	$48,176	$36,046
Restricted cash	1,954	4,883	7,326
Total cash and cash equivalents and restricted cash	$27,532	$53,059	$43,372
Supplemental disclosures:
Interest paid	$15,736	$23,041	$26,399
Income taxes paid	508	743	323
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	$888	$194	$—
Transfer of assets and liabilities in conjunction with disposition of real estate, net	—	(263)	(228)
Issuance of Class E OP Units to non-controlling interests	—	—	3,977
Issuance of Class E shares for payment of management fees	2,752	1,964	1,677
Accrued capital expenditures	204	6	117
Distributions payable	3,212	3,144	2,980
Accrued offering costs due to affiliates	1,012	2,211	2,150
Distribution reinvestment	23,223	21,735	9,223
Accrued common stock repurchases	191	(4,151)	5,458
Adjustment to carrying value of redeemable common stock	(35)	23	(34,500)
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
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated, and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares in our primary offering (the “Primary Offering”) and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Public Offering”). We are offering to sell any combination of five classes of shares of our common stock in the Public Offering: Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees.
In addition to the Public Offering, we are conducting multiple private offerings of our common stock (collectively, the “Private Offerings”).
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. An example of an estimate may include, but is not limited to, estimates of the fair values of financial instruments and estimated payment periods for certain stockholder servicing fee liabilities. Actual results may differ from those estimates.
Consolidation
We consolidate entities in which the Company has a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity, we consider whether the entity is a VIE and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have both the power to direct the most significant activities impacting the economic performance of the VIE and the obligation to absorb losses or receive benefits significant to the VIE. See additional information on our VIEs in Note 16 — “Variable Interest Entities.”

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
We have elected the fair value option for our commercial real estate loan investments. We believe the fair value option will provide its financial statements users with reduced complexity, greater consistency, understandability and comparability. In the month that we originate or acquire a loan, we value our commercial real estate loan investments at fair value, which approximates par. Thereafter, an independent valuation advisor values our commercial loan investments monthly using a discounted cash flow analysis. The yield used in the discounted cash flow analysis is determined by comparing the features of the loan to the interest rates and terms required by lenders in the new loan origination market for similar loans and the yield required by investors acquiring similar loans in the secondary market as well as a comparison of current market and collateral conditions to those present at origination or acquisition.
We use derivative financial instruments such as interest rate swaps and interest rate caps to manage our interest rate risk. The valuation of these instruments is determined by a third-party service provider using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.
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
Restricted Cash
As of December 31, 2025, our restricted cash consists of subscriptions received in advance, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Investments in Real Estate
In accordance with the guidance for business combinations, we determine whether each acquisition qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the acquisition is not a business, we account for the transaction as an asset acquisition. As of December 31, 2025, we have accounted for all of our property acquisitions as asset acquisitions.
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
Properties Held-For-Sale
We classify the assets related to real estate investments as held-for-sale when a sale is probable to occur within one year. We consider a sale to be probable when a binding contract has been executed, the buyer has posted a non-refundable deposit and there are limited contingencies to closing. We record held-for-sale real estate investments at the lower of depreciated cost or fair value, less estimated closing costs. At the time the real estate investment is classified as held-for-sale, no additional depreciation will be recorded for the held-for-sale investment. As of December 31, 2025 and 2024, we did not have any real estate investments classified as held-for-sale.
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

See additional information on investments in unconsolidated entities at Note 4 — “Investments in Unconsolidated Entities” as well as Note 16 — “Variable Interest Entities” for our investments in unconsolidated entities that are VIEs.
Investments in Commercial Loans
We have originated commercial real estate loan investments structured as senior loans and mezzanine loans and elected the fair value option as described in the Fair Value Measurements section above. At our election, the investments in commercial loans are stated at fair value and were initially valued at the face amount of the loan funding. Unrealized gains and losses are recorded as a component of unrealized gain (loss) on investments in commercial loans on our consolidated statements of operations.
In the event of a partial or whole sale of the commercial loan that qualifies for sale accounting under GAAP, we derecognize the corresponding asset, and fees paid as part of the partial or whole sale are recognized on our consolidated statements of operations. We have not had any partial or whole sales of commercial loans as of December 31, 2025.
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

Redeemable Equity Instruments
All of our Class N common stock is classified as Class N redeemable common stock on our consolidated balance sheets because the holder of these shares, Massachusetts Mutual Life Insurance Company (“MassMutual”), has the contractual right to redeem the shares under certain circumstances as described in Note 12 — “Redeemable Equity Instruments.”
Our Class E units in INREIT OP are classified as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets because the holder of these units, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”), a wholly-owned subsidiary of Invesco, has the contractual right to redeem the units under certain circumstances as described in Note 12 — “Redeemable Equity Instruments.”
We report our Class N redeemable common stock and redeemable non-controlling interest in INREIT OP on our consolidated balance sheets at redemption value. The redemption value is determined as of our balance sheet date based on our net asset value (“NAV”) per share of Class N common stock or per unit of Class E units, as applicable. NAV is equivalent to GAAP stockholders’ equity adjusted for the redemption value of our redeemable common stock; certain organization and offering costs and certain operating expenses; unrealized real estate appreciation and depreciation; accumulated depreciation and amortization; impairment of investments in real estate; accrued stockholder servicing fee; purchase and sale of interest in consolidated joint ventures and straight-line rent receivable. For purposes of determining our NAV, the fair value of our investments in real estate is determined based on third party valuations prepared by licensed appraisers in accordance with standard industry practice. We will limit any adjustment to the carrying amount of the redeemable equity instruments so as to not reduce the carrying amount below the initial amount reported as Class N redeemable common stock or redeemable non-controlling interest in INREIT OP, as applicable.
Stockholder Servicing Fees
As described in Note 18 — “Related Party Transactions”, we will pay a registered broker-dealer affiliated with the Adviser (the “Dealer Manager”) stockholder servicing fees over time for Class T, Class S and Class D shares sold in the Public Offering and Class S-PR shares sold in the Private Offerings. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S, Class D and Class S-PR share is sold and record the stockholder servicing fee as a reduction of Additional Paid-in Capital when we issue stock. We adjust the liability for stockholder servicing fees as the fees are paid to the Dealer Manager or when fees are no longer payable under the terms of our agreement with the Dealer Manager.
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
Deferred Financing Costs
Direct costs associated with entering into our revolving credit facility and secured lending agreement are recorded as other assets on our consolidated balance sheets and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the agreement. Direct costs associated with entering into our mortgage notes and financing obligation are recorded as an offset to the related liability and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the mortgage notes and financing obligation.

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
The accrual of interest income on a commercial loan is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due (“nonaccrual commercial loan”), unless the loan is well-secured and is in the process of collection. Interest income received after a loan becomes past due or impaired is used to reduce the outstanding loan principal balance and is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. When a delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months. As of December 31, 2025, we did not have a commercial loan in nonaccrual status.

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
We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. The TRS holds investments in assets, income streams, operating companies and associated expenses that produce non-qualifying items for purposes of REIT testing.
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
For the years ended December 31, 2025, 2024 and 2023, we recorded a net tax expense of $0.5 million, $0.1 million and $0.3 million, respectively, reported within other income (expense) on our consolidated statements of operations. As of December 31, 2025, we had a net deferred tax liability of approximately $0.5 million. As of December 31, 2024, we had a deferred tax asset of approximately $0.3 million, which was offset by a full valuation allowance. Deferred tax liabilities are recorded within accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. Deferred tax assets and valuation allowances are recorded within other assets on our consolidated balance sheets. As of December 31, 2025, our tax years 2022 through 2025 remain subject to examination by the United States tax authorities.
Share-Based Compensation
Under the terms of our 2019 Equity Incentive Plan, our independent directors are eligible to receive awards of time-vested common stock as part of their compensation for services as directors. In addition, we may compensate the officers and employees of our Adviser and its affiliates with share-based awards under the terms of the agreement between us and the Adviser (the “Advisory Agreement”); however, as of December 31, 2025, we have not compensated any officers or employees of our Adviser and its affiliates with share-based awards. See Note 13 — “Equity” for additional information regarding share-based compensation.
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

We reviewed all other recently issued accounting standards updates and determined that they were not expected to have a significant impact on our consolidated financial statements when adopted or did not have a significant impact on our consolidated financial statements upon adoption.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	December 31, 2025	December 31, 2024
Building and improvements	$688,814	$555,325
Land and land improvements	229,513	165,853
Furniture, fixtures and equipment	10,676	9,056
Total	929,003	730,234
Accumulated depreciation	(71,426)	(49,638)
Investments in real estate, net	$857,577	$680,596
Acquisitions
The following table details the properties acquired during the year ended December 31, 2025 and 2024:

in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Tanner Road MHC	100%	1	Corporate and Other	May 2025	$9,718
Buckhorn Industrial	100%	1	Industrial	August 2025	39,432
Fleetwood Apartments	93%	1	Multifamily	August 2025	42,012
Arizona MHC Portfolio	100%	3	Corporate and Other	September 2025	16,384
Interstate Commerce	100%	1	Industrial	September 2025	38,327
Silver Shores MHC	100%	1	Corporate and Other	November 2025	13,419
Elizabeth on Seventh	100%	1	Office	December 2025	58,244
		9			$217,536

in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
International Business 4535	100%	1	Industrial	July 2024	$8,731
Elan at Bluffview	100%	1	Multifamily	November 2024	36,954
NJ Exit 5 Industrial Portfolio	95%	5	Industrial	December 2024	62,069
		7			$107,754
(1)Purchase price includes acquisition-related costs.
The following table summarizes the allocation of the total cost for properties acquired during the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
in thousands	2025	2024
Building and improvements	$130,558	$79,594
Land and land improvements	63,382	24,143
Lease intangibles(1)	27,490	8,014
Furniture, fixtures and equipment	752	506
Below-market lease intangibles	(4,646)	(4,503)
Total purchase price(2)	$217,536	$107,754
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.

The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2025 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	5.47	7.24	7.32
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2024 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	2.52	4.29	4.42
Sale of Interest in Consolidated Joint Ventures
On February 28, 2025, we sold a 40% indirect leasehold interest in a student housing property, The Carmin, in which we previously had a 98% ownership interest, to an unaffiliated third party for a sale price of $138.5 million. In connection with the sale, the existing joint venture of the property, of which we have a controlling financial interest, formed a new joint venture with the buyer. The transaction did not qualify as a sale of real estate for financial reporting purposes because we continue to control the joint venture and will continue to account for the entity on a consolidated basis in our consolidated financial statements. We have accounted for the transaction as an equity transaction and have recognized non-controlling interest in our consolidated balance sheets of $4.9 million. Total consideration of $22.0 million for the transaction includes $14.4 million paid in cash by the buyer at the date of the sale and a $7.6 million note receivable from the buyer due within six months from the date of sale, which was repaid in full on August 28, 2025. The difference of $17.1 million between the total consideration of $22.0 million and the non-controlling interest recognized of $4.9 million has been reflected as an increase to additional paid in capital on our consolidated balance sheets.
Purchase of Interest in Consolidated Joint Ventures
On April 24, 2025, we purchased the remaining 5% interest of three industrial properties in our Midwest Industrial Portfolio, Meridian Business 940, Capital Park 2919 and 3101 Agler, in which we previously had a 95% ownership interest, from our joint venture partner for a sale price of $1.5 million. This was completed in connection with our DST Program, which includes these three industrial properties. We have accounted for the transaction as an equity transaction as we will continue to account for the entity on a consolidated basis in our consolidated financial statements and recognized a decrease in non-controlling interest in our consolidated balance sheets of $1.4 million. The difference of approximately $32,000 between the total consideration paid of $1.5 million and the decrease in non-controlling interest recognized of $1.4 million has been reflected as a decrease to additional paid in capital on our consolidated balance sheets.
Dispositions
There were no property dispositions during the year ended December 31, 2025.
The following table details the property disposition during the year ended December 31, 2024:

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

Impairment
During the years ended December 31, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.
During the year ended December 31, 2023, we recognized an aggregate of $7.9 million of impairment charges. We recognized impairment of $1.7 million related to Cortona at Forest Park at the time the asset was classified as held-for-sale, as the carrying amount exceeded the fair value, which was based on the estimated sales price, less estimated closing costs. The remaining impairment of $6.2 million was related to an office property in which the current expectation was more likely than not that the investment would be sold significantly before the end of its previously estimated hold period. Of the $6.2 million impairment charge, $5.8 million was allocated to investments in real estate, net, $0.5 million was allocated to in-place lease intangibles and leasing commissions within intangible assets, net and $0.2 million was allocated to below-market lease intangibles within accounts payable, accrued expenses and other liabilities. The fair value of the investment was determined using the income approach based on future assumptions of cash flows. As the fair value inputs are unobservable, the significant inputs used to value the investment are classified as Level 3. Refer to Note 15 — “Fair Value Measurements” for additional information on Level 3 inputs.
4.Investments in Unconsolidated Entities
As of December 31, 2025, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of its investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of December 31, 2025 and 2024 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	2025	2024
Vida JV LLC(2)	42.5%	$59,524	$64,292
San Simeon Preferred Equity(3)	—	30,056	28,693
PTCR Holdco, LLC(4)	—	11,344	9,375
Retail GP Fund(5)	4.5% - 9.0%	22,308	22,019
Homestead Communities, LLC(6)	50%	230	94
Total		$123,462	$124,473
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”) to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). As of December 31, 2025 and 2024, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of December 31, 2025 and 2024, Vida JV LLC owned a portfolio of twenty separate medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. The common member of San Simeon Preferred Equity had two one-year extension options that they exercised which extended the mandatory redemption date to December 15, 2025. On December 16, 2025, the common member entered into an amendment to extend the mandatory redemption date from December 15, 2025 to January 29, 2026. The amendment also gives the common member the right to request one additional short-term extension of the mandatory redemption date to March 16, 2026, which was exercised. On March 13, 2026, the San Simeon Preferred Equity agreement was modified to extend the remaining term to March 13, 2031. In conjunction with the modification, a principal paydown was made by the common member to reduce the outstanding principal balance to $27.8 million. As of December 31, 2025, the investment yields a preferred return rate of 7.50%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.00% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 9.0% in fourteen retail properties.

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

Our share of the unconsolidated entities’ income (loss) for the years ended December 31, 2025, 2024 and 2023 were as follows:

in thousands		INREIT’s Share of Unconsolidated Entities' Income (Loss)
Entity	Ownership Percentage	2025	2024	2023
Vida JV LLC	42.5%	$(2,701)	$(2,756)	$(3,165)
San Simeon Preferred Equity	—	3,351	3,232	3,027
PTCR Holdco, LLC	—	1,863	1,106	1,068
Retail GP Fund	4.5% - 9.0%	(236)	1,009	1,422
Homestead Communities, LLC	50%	(79)	(115)	(444)
Total		$2,198	$2,476	$1,908
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	December 31, 2025			December 31, 2024
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$364,661	$(225,438)	$(139,223)	$376,408	$(225,791)	$(150,617)
San Simeon Preferred Equity	$134,192	$(78,500)	$(55,692)	$132,593	$(77,450)	$(55,143)
Retail GP Fund	$1,111,223	$(718,971)	$(392,252)	$938,113	$(608,707)	$(329,406)
Other	$7,154	$(8,443)	$1,289	$4,316	$(3,832)	$(484)
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$37,914	$(6,294)	$38,538	$(6,530)	$37,383	$(7,886)
San Simeon Preferred Equity	10,938	2,599	11,109	2,227	10,532	1,737
Retail GP Fund	106,668	3,657	80,153	(11,050)	57,863	2,283
Other	13,887	(1,957)	14,150	(893)	16,310	(1,178)
Total	$169,407	$(1,995)	$143,950	$(16,246)	$122,088	$(5,044)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the years ended December 31, 2025, 2024 and 2023.

5.Investments in Commercial Loans
The following table summarizes our investments in commercial loans as of December 31, 2025 and 2024:

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335

				December 31, 2024
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest only	12.48%	$13,007	$13,007	$12,996	2/9/2028
					$13,007	$13,007	$12,996
(1)Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
On February 9, 2025, the borrower of 5805 N Jackson Gap Loan exercised its first option to extend the maturity date of the loan to February 9, 2026. In connection with the extension, the borrower repaid $0.8 million of the principal balance of the loan as required by the terms of the loan agreement. Subsequent to December 31, 2025, a short-term extension was granted to the borrower to extend the maturity date of the loan to March 9, 2026. On February 20, 2026, the loan was repaid in full at par value.
6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259

	December 31, 2024
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$52,377	$(1,553)	$50,824	$49	$50,872	6.81%	1/14/2027
Common stock of REITs	N/A	N/A	5,543	56	5,600	4.41%	N/A
Total	$52,377	$(1,553)	$56,367	$105	$56,472
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred and common stock of REITs, the amount presented represents cost.

7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	December 31, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$68,725	$(34,418)	$34,307
Leasing commissions	10,730	(3,063)	7,667
Above-market lease intangibles	1,951	(718)	1,233
Total intangible assets, net	$81,406	$(38,199)	$43,207

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$11,875	$(3,421)	$8,454
Total intangible liabilities, net	$11,875	$(3,421)	$8,454

	December 31, 2024
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$45,510	$(26,021)	$19,489
Leasing commissions	6,166	(2,121)	4,045
Above-market lease intangibles	1,951	(542)	1,409
Total intangible assets, net	$53,627	$(28,684)	$24,943

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$7,230	$(1,433)	$5,797
Total intangible liabilities, net	$7,230	$(1,433)	$5,797
The estimated future amortization of our intangibles for each of the next five years and thereafter as of December 31, 2025 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2026	$9,663	$1,517	$175	$(2,258)
2027	6,357	1,253	175	(2,093)
2028	4,220	1,093	175	(1,155)
2029	3,779	954	164	(943)
2030	3,404	859	94	(595)
Thereafter	6,884	1,991	450	(1,410)
Total	$34,307	$7,667	$1,233	$(8,454)

8.Other Assets
The following table summarizes the components of other assets:

in thousands	December 31, 2025	December 31, 2024
Deferred rent	$4,591	$3,669
Capitalized tax abatement, net(1)	1,030	1,196
Prepaid expenses	697	791
Derivative instruments	405	1,733
Deposits	333	339
Receivables, net	111	1,052
Other	832	418
Total	$7,999	$9,198
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatements over their remaining useful life as a component of property operating expenses in the consolidated statements of operations. As of December 31, 2025, accumulated amortization of the capitalized tax abatement was $0.6 million.
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
The following table summarizes changes to the notional amount of our derivative instruments for the year ended December 31, 2025:

in thousands	December 31, 2024	Additions	Termination or Expiration	December 31, 2025
Interest rate caps	$153,500	$—	$(153,500)	$—
Interest rate swaps	52,500	142,900	—	195,400
Total	$206,000	$142,900	$(153,500)	$195,400
The following tables summarize the notional amount and other information related to our interest rate caps and interest rate swaps as of December 31, 2025 and 2024:

	December 31, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swap	1	$52,500	N/A	$405	2.73%	1.32
Total assets	1	$52,500	$—	$405
Liabilities(3)
Interest rate swaps	2	$142,900	N/A	524	3.86%	0.80
Total liabilities	2	$142,900	$—	$524

	December 31, 2024
in thousands	Number of Instruments	Notional Amount(1)	Fixed Amount	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate caps	3	$153,500	$2,108	$237	3.08%	0.22
Interest rate swap	1	52,500	N/A	1,496	2.73%	2.32
Total	4	$206,000	$2,108	$1,733
(1)The notional amount represents the amount of the mortgage note borrowings that we are hedging. It does not represent our exposure to credit, interest rate or market risks.
(2)Derivative assets are included as a component of other assets on our consolidated balance sheets.
(3)Derivative liabilities are included as a component of accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the consolidated statements of operations for the year ended December 31, 2025, 2024 and 2023:

	December 31, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (loss)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(29)	$321	$(484)	$(192)
Interest rate swap	—	982	(1,129)	(147)
Total	$(29)	$1,303	$(1,613)	$(339)

	December 31, 2024
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (loss)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(122)	$3,477	$(2,686)	$669
Interest rate swap	—	1,335	(3)	1,332
Total	$(122)	$4,812	$(2,689)	$2,001

	December 31, 2023
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (loss)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(98)	$5,132	$(3,782)	$1,252
Interest rate swap	—	1,090	(680)	410
Total	$(98)	$6,222	$(4,462)	$1,662

10.Borrowings
Our borrowing arrangements include a revolving credit facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of December 31, 2025 and 2024:

			December 31, 2025				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	December 31, 2025	December 31, 2024
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.57%	$250,000	$60,000	$40,000	$—

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.46%	$160,200	$93,720	$66,480	$—

Mortgage Notes Payable
The Carmin	3/5/2026	3/5/2032	S + 1.75%	5.96%	$84,000	$—	$84,000	$65,500
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.78%	113,500	1,842	111,658	111,441
Midwest Industrial Portfolio	N/A	N/A	N/A	3.19%	N/A	N/A	—	70,000
Total mortgages payable							235,318	286,601
Deferred financing costs, net							(570)	(1,335)
Mortgages payable, net							$234,748	$285,266
(1)Assumes all available extension options are exercised upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)The term “S” refers to the relevant floating benchmark rate, SOFR.
(3)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six-months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America, N.A. (“Bank of America”) as its “prime rate”, (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio.
As of December 31, 2025, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
Revolving Credit Facility
We have a Revolving Credit Facility with Bank of America, which was amended on July 25, 2025. The amendment extended the maturity date from September 5, 2025 to July 23, 2027 and grants an option to extend the term to July 21, 2028, subject to certain conditions. With the amendment, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. With the amendment, the unused commitment fee was modified to be 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
Secured Lending Agreement
On December 9, 2025, we entered into a traditional repurchase agreement with Citibank. Our maximum facility size is $160.2 million with the ability to request increases up to $300.0 million, subject to certain conditions. We have pledged one investment in a commercial loans with a fair value of $83.1 million as collateral for this agreement. We segregate the commercial real estate loan that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of December 31, 2025. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.

Mortgage Notes Payable
We have entered into mortgage notes that are secured by our real estate investments.
On February 28, 2025, we sold a 40% indirect leasehold interest in The Carmin student housing property and refinanced the mortgage note secured by the property. Proceeds from the new secured mortgage note were partially used to repay the existing mortgage. We incurred debt extinguishment charges of approximately $34,000 in connection with the refinancing of the mortgage note.
On April 24, 2025, we repaid the mortgage note secured by Meridian Business 940, Capital Park 2919, 3101 Agler and Earth City 13330 (collectively the Midwest Industrial Portfolio) in connection with our buyout of the joint venture partner. We incurred debt extinguishment charges of $0.5 million from the early repayment of the mortgage note.
Financing Obligation, Net

In connection with the sale and leaseback of The Carmin property, as of December 31, 2025, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs. We entered into a ground lease executed as a sale and leaseback transaction in 2021 whereby we sold The Carmin to an unaffiliated third party for $54.0 million and simultaneously leased back the property from the same unaffiliated third party for 104 years. We accounted for the sale and leaseback of The Carmin as a failed sale and leaseback transaction because the lease is classified as a finance lease. Accordingly, we did not recognize the sale of The Carmin, and we recorded the net proceeds from the sale as a financing lease obligation. We continue to account for the property as a real estate investment in our consolidated financial statements and depreciate the property as if we were the legal owner. We allocate the rental payments we make under the lease between interest expense and principal repayment of the financing obligation using the effective interest method and amortize over the 104 year lease term. The total principal payments will not exceed the difference between the gross proceeds from the sale of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.3 million over the term of the arrangement.
The following table presents the future principal payments due under our outstanding borrowings as of December 31, 2025:

Year (in thousands)	Revolving Credit Facility(1)	Secured Lending Agreement(1)	Mortgages Payable(1)	Financing Obligation	Total
2026	$—	$—	$—	$12	$12
2027	—	—	39,660	15	39,675
2028	40,000	—	—	18	40,018
2029	—	66,480	111,658	21	178,159
2030	—	—		25	25
Thereafter	—	—	84,000	36,245	120,245
Total	$40,000	$66,480	$235,318	$36,336	$378,134
(1) Assumes all extension options are exercised that may be extended at our option, subject to certain conditions.

11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	December 31, 2025	December 31, 2024
Intangible liabilities, net	$8,454	$5,797
Real estate taxes payable	4,059	3,066
Accounts payable and accrued expenses	2,005	1,382
Tenant security deposits	2,204	1,651
Common stock repurchases	1,499	1,308
Accrued interest expense	1,382	1,300
Distributions payable	688	633
Prepaid rental income	588	86
Deferred tax liability	536	—
Derivative instruments	524	—
Subscriptions received in advance(1)	401	835
Total	$22,340	$16,058
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.
12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the years ended December 31, 2025, 2024 and 2023:

Total
Balance at December 31, 2022	13,523,324
Distribution reinvestment	259,880
Balance at December 31, 2023	13,783,204
Distribution reinvestment	683,557
Balance at December 31, 2024	14,466,761
Distribution reinvestment	755,849
Balance at December 31, 2025	15,222,610
For the years ended December 31, 2025 and 2024, there was no adjustment to the value of the Class N shares held by MassMutual to our December 31, 2025 and 2024 NAV per Class N share because the NAV per Class N share remains below the initial amount reported. For the year ended December 31, 2023, we recorded a decrease to Class N redeemable common stock and an increase to additional paid-in capital of $35.0 million to adjust the value of the Class N shares held by MassMutual to our December 31, 2023 NAV per Class N share. The change in the redemption value does not affect income available to common stockholders.
MassMutual committed to purchase $400.0 million of Class N common stock in the Private Offerings and fully met its commitment as of December 31, 2022.
Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million. MassMutual has waived this repurchase obligation through March 31, 2026.

Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph. We will not be required to repurchase (1) in any calendar year, more than $150.0 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month. MassMutual has not exercised the right to request repurchases as of March 26, 2026.
Exchange Rights and Registration Agreement
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. As of December 31, 2025, MassMutual has not made a request to exchange its Class N shares. MassMutual's rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, the Special Limited Partner holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, we recorded an increase to redeemable non-controlling interest in INREIT OP and a decrease to additional paid-in capital of approximately $35,000, $23,000 and $0.5 million, respectively, to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our December 31, 2025, 2024 and 2023 NAV per Class E unit in INREIT OP.
The following table details the redeemable non-controlling interest in INREIT OP activity held by the Special Limited Partner:

	Years Ended December 31,
in thousands	2025	2024	2023
Net income (loss) allocated	$(55)	$21	$(82)
Distributions	$30	$211	$350
Adjustment to carrying value	$35	$23	$503
As the Class E units were fully repurchased as of December 31, 2025 there is no distribution payable to the Special Limited Partner. As of December 31, 2024, distributions payable to the Special Limited Partner was approximately $10,000.

13.Equity
Preferred Stock
We have 100,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of December 31, 2025 and December 31, 2024, we had zero shares of preferred stock issued and outstanding.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the years ended December 31, 2025, 2024 and 2023:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2022	449,680	351,856	604,538	3,764,505	1,827,018	13,523,324	—	—	20,520,921
Issuance of common stock	159,258	174,949	224,961	1,156,356	56,812	—	—	—	1,772,336
Issuance of director awards	—	—	—	—	5,247	—	—	—	5,247
Common stock repurchased	(503)	—	(5,503)	(606,857)	(708,700)	—	—	—	(1,321,563)
Distribution reinvestment	4,970	1,463	8,602	18,736	10,212	259,880	—	—	303,863
Balance at December 31, 2023	613,405	528,268	832,598	4,332,740	1,190,589	13,783,204	—	—	21,280,804
Issuance of common stock	16,460	210,444	69,392	1,328,491	80,739	—	—	—	1,705,526
Exchange of common stock	—	—	—	(574)	547	—	—	—	(27)
Common stock repurchased	(7,369)	(23,124)	(40,081)	(1,013,135)	(53,241)	—	—	—	(1,136,950)
Distribution reinvestment	8,226	11,142	15,281	27,938	10,164	683,557	—	—	756,308
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	—	—	22,605,661
Issuance of common stock	34,781	98,249	31,903	465,377	121,350	—	27,718	25,510	804,888
Exchange of common stock	(353,618)	(351,766)	(362,060)	(299,200)	—	—	878,895	439,448	(48,301)
Common stock repurchased	(48,684)	(10,202)	(50,468)	(850,301)	(67,406)	—	—	—	(1,027,061)
Cancellation of common stock	—	—	—	—	(770)	—	—	—	(770)
Distribution reinvestment	8,686	17,880	17,359	37,724	11,336	755,849	—	126	848,960
Balance at December 31, 2025	271,887	480,891	513,924	4,029,060	1,293,308	15,222,610	906,613	465,084	23,183,377
Distributions
We generally intend to distribute substantially all of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the years ended December 31, 2025, 2024 and 2023, we declared distributions of $37.8 million, $36.8 million and $34.8 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our consolidated balance sheets as of December 31, 2025 and 2024, respectively. Additionally, we accrued $0.7 million and $0.6 million for distributions payable to third parties as a component of accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.
The following table outlines the tax character of our distributions paid in 2025, 2024 and 2023 as a percentage of total distributions. The distributions declared on December 31, 2025, 2024 and 2023 were paid in January of the following year and are excluded from the analysis below as they were a tax event in the subsequent year.

	Ordinary Income	Capital Gains(1)	Return of Capital
2025 Tax Year	—%	30.18%	69.82%
2024 Tax Year	6.57%	85.23%	8.20%
2023 Tax Year	—%	—%	100.00%
(1)For the years ended December 31, 2025 and 2024, 91.35% and 36.9% of distributions characterized as Capital Gains (or 27.57% and 31.45% of total distributions paid) are comprised of Unrecaptured Section 1250 Gains.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657	$0.9720	$0.9720
Stockholder servicing fee per share(1)	—	(0.1710)	(0.1804)	(0.0546)	—	—	—	(0.0012)	—
Net distributions declared per share	$—	$1.4947	$1.4853	$1.6111	$1.6657	$1.6657	$1.6657	$0.9708	$0.9720

	Year Ended December 31, 2024
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$31.2500	$1.6677	$1.6677	$1.6677	$1.6677	$1.6677	$1.6677	$—	$—
Stockholder servicing fee per share(1)	—	(0.1030)	(0.1102)	(0.0411)	—	—	—	—	—
Net distributions declared per share	$31.2500	$1.5647	$1.5575	$1.6266	$1.6677	$1.6677	$1.6677	$—	$—

	Year Ended December 31, 2023
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$62.5000	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657	$1.6657	$—	$—
Stockholder servicing fee per share(1)	—	(0.0940)	(0.0308)	(0.0389)	—	—	—	—	—
Net distributions declared per share	$62.5000	$1.5717	$1.6349	$1.6268	$1.6657	$1.6657	$1.6657	$—	$—
(1)See Note 18 — “ Related Party Transactions” for a discussion of our stockholder servicing fee.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan as described below. For the years ended December 31, 2025, 2024 and 2023, we repurchased 964,685 shares of common stock for $25.5 million, 1,092,323 shares of common stock for $30.3 million and 1,307,462 shares of common stock for $40.3 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we fulfilled all repurchase requests that were made.

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
Share-Based Compensation Plan
During the years ended December 31, 2025 and 2024, we awarded independent members of our board of directors 11,522 and 8,724 Class E restricted shares, respectively, under our 2019 Equity Incentive Plan (the “Incentive Plan”). The restricted shares vest on the first anniversary of the grant date unless forfeited, subject to certain conditions that accelerate vesting. During the year ended December 31, 2023, we granted 2,775 Class E shares that vested 100% on the award date and 2,472 Class E restricted shares that vest on the first anniversary of the grant date unless forfeited under the Incentive Plan. For the years ended December 31, 2025, 2024 and 2023, we recognized $0.3 million, $0.1 million and approximately $98,000 of compensation expense related to these awards, respectively. The unrecognized stock compensation expense on the unvested awards is $0.3 million as of December 31, 2025. As of December 31, 2025, 2024 and 2023, 164,986, 175,739 and 184,463 shares of common stock remain available for future issuance under the Incentive Plan, respectively.
14.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
in thousands, except per share amount	2025	2024	2023
Net income (loss) available to common stockholders	$(9,768)	$27,226	$(17,038)

Weighted average common shares outstanding	22,904,056	22,183,231	20,883,401
Effect of dilutive shares	—	2,082	333
Diluted weighted average common shares outstanding	22,904,056	22,181,149	20,883,068
Earnings (loss) per share:
Basic	$(0.43)	$1.23	$(0.82)
Diluted	$(0.43)	$1.23	$(0.82)
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our consolidated balance sheets. As of December 31, 2025 and 2024, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our assets measured at fair value on a recurring basis:

	December 31, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$2,008	$31,251	$—	$—	$33,259
Investments in commercial loans	—	—	95,335	—	95,335
Investment in affiliated fund	—	—	—	12,545	12,545
Interest rate swap	—	405	—	—	405
Total assets	$2,008	$31,656	$95,335	$12,545	$141,544
Liabilities:
Interest rate swaps	$—	$524	$—	$—	$524
Total liabilities	$—	$524	$—	$—	$524

	December 31, 2024
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a practical expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$5,600	$50,872	$—	$—	$56,472
Investment in commercial loan	—	—	12,996	—	12,996
Investment in affiliated fund	—	—	—	21,342	21,342
Interest rate caps	—	237	—	—	237
Interest rate swap	—	1,496	—	—	1,496
Total assets	$5,600	$52,605	$12,996	$21,342	$92,543

Investments in commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2023	$34,626
Unrealized gain (loss)	170
Loan repayment	(21,800)
Balance as of December 31, 2024	$12,996
Loan origination	$83,100
Loan repayment	(761)
Balance as of December 31, 2025	$95,335

The following table shows the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of December 31, 2025 and 2024:

			Weighted Average Rate
Type	Valuation Technique	Unobservable Input	December 31, 2025	December 31, 2024
Commercial loans	Discounted cash flow	Discount rate	8.75%	8.75%
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

	December 31, 2025		December 31, 2024
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$235,318	$234,532	$286,601	$283,937
Secured lending agreement	66,480	66,480	—	—
Revolving credit facility	40,000	40,000	—	—
Total	$341,798	$341,012	$286,601	$283,937
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
During the years ended December 31, 2025 and 2024, we did not recognize any impairment losses on our real estate investments.
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

16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our consolidated financial statements as of December 31, 2025 and 2024 are six consolidated entities and one consolidated entity, respectively, that are VIEs for which we are the primary beneficiary. These entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
Included within our consolidated financial statements as of December 31, 2025 and 2024 are four consolidated entities and two consolidated entities, respectively, that are VIEs that were established in connection with our DST Program. As of December 31, 2025, the entities within the DST Program include IREX Industrial Portfolio I DST, IREX II Storage Portfolio DST, IREX III Industrial Portfolio DST and IREX IV Industrial Portfolio DST. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between us and the VIEs. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and we are responsible for the key decisions of the VIEs that were made at formation and have the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
The majority of the operations of the VIEs are funded with cash flows from the master leases between the VIEs and wholly-owned subsidiaries of the Operating Partnership. We have not provided any financial support to the VIEs other than the interests described in Note 17 — “DST Program.”
The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our consolidated balance sheets:

in thousands	December 31, 2025	December 31, 2024
Total number of consolidated VIEs	10	3

Restricted Assets:
Investments in real estate, net	$463,322	$155,313
Cash and cash equivalents	6,547	2,254
Intangible assets, net	18,005	7,025
Other assets	1,829	1,108
Total Restricted Assets	$489,703	$165,700

VIE Non-Recourse Liabilities
Mortgages payable, net	$83,442	$—
Financing obligation, net	53,983	—
Accounts payable, accrued expenses, and other liabilities	8,249	4,147
Total VIE Non-Recourse Liabilities:	$145,674	$4,147

Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our consolidated balance sheets:

in thousands	December 31, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$30,056	$24,400	—
Retail GP Fund	22,308	26,700	4.5% - 9.0%
Homestead	230	2,700	50%
Total unconsolidated variable interest entities	$52,594	$53,800

in thousands	December 31, 2024
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$28,693	$24,400	—%
Retail GP Fund	22,019	22,200	4.5% - 9.0%
Homestead	94	2,700	50%
Total unconsolidated variable interest entities	$50,806	$49,300
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
The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of December 31, 2025 and 2024, we have raised $219.3 million and $46.5 million net proceeds, respectively, related to the DST Program which is included in non-controlling interests on our consolidated balance sheets.
As of December 31, 2025, the following investments are included in our DST Program:

13034 Excelsior	5201 Industry
Bend Self-Storage Portfolio	Clarksville Self-Storage Portfolio
River Road Storage	South Loop Storage
University Parkway Storage	Meridian Business 340
Capital Park 2919	3101 Agler
International Business 4535	Buckhorn Industrial
Interstate Commerce
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

18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	December 31, 2025	December 31, 2024
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued reimbursable operating expenses(1)	3,849	4,898
Accrued stockholder servicing fee	2,527	2,506
Distributions payable	2,525	2,511
Accrued management fee	611	375
Accrued reimbursable organization and offering expenses(1)	534	1,403
Performance participation interest	151	—
Share-based compensation payable	23	—
Accrued affiliate service provider expenses	—	92
Total	$22,395	$23,960
(1)We reimburse the Adviser on a quarterly basis for all accrued operating expenses incurred subsequent to December 31, 2021 and accrued organization and offering expenses incurred subsequent to December 31, 2022. See the ‘Accrued Reimbursable Operating, Organization and Offering Expenses’ section below for further details.
Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares, Class I shares, Class S-PR shares and Class K-PR shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class S, Class S-1, Class S-2, Class D, Class D-2, Class I, Class S-PR, Class S-PR1, Class S-PR2 and Class K-PR units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in CMI, an affiliate of Invesco managed by our Adviser, is excluded from NAV for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. For the years ended December 31, 2025, 2024 and 2023, we incurred management fees of $3.0 million, $2.0 million and $1.7 million, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, we issued 97,995, 67,028 and 53,181 Class E shares, respectively, to the Adviser as payment for the management fee. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the years ended December 31, 2025, 2024 and 2023, the Adviser submitted 62,377, 44,627 and 14,101 Class E shares for repurchase by the Company, for a total repurchase amount of $1.8 million, $1.3 million and $0.4 million, respectively.

The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. The performance participation interest is calculated and payable on an annual basis. For the year ended December 31, 2025, we accrued $0.2 million for the Special Limited Partner’s performance participation interest. For the years ended December 31, 2024 and 2023, the Special Limited Partner did not earn a performance participation interest. During the years ended December 31, 2025, 2024 and 2023, the Special Limited Partner submitted 71,205, 118,486 and 38,643 Class E units for repurchase by the Company, for a total repurchase amount of $2.0 million, $3.5 million and $1.2 million, respectively. As of December 31, 2025, all Class E units have been repurchased by the Special Limited Partner.
Reimbursement of Expenses Incurred by Adviser
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. Each of our officers is an employee of the Adviser or one of its affiliates. We do not have any employees. In addition, the Adviser and its affiliates facilitate the payment of certain reimbursable operational costs and bundled contracts to third-party vendors that directly relate to the ongoing management operations of the Company. These expenses may include costs for third-party software, tenant relations, property management assessment, regulatory compliance, and IT support. The Adviser and its affiliates also facilitate the payment of reimbursable travel expenses incurred by the management team and support personnel on behalf of the Company. During the year ended December 31, 2025, we incurred $1.6 million for expenses incurred by the Adviser and during the years ended December 31, 2024 and 2023 we incurred $1.0 million respectively, for expenses incurred by the Adviser.
Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (“the Dealer Manager”) is a registered broker-dealer affiliated with the Adviser and is entitled to receive selling commissions, dealer manager fees and stockholder servicing fees for Class T, Class S and Class D shares sold in the Public Offering and Class S-PR shares sold in the Private Offerings. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Public Offering and each Class S-PR share is sold during the Private Offering. During the years ended December 31, 2025 and 2024, we paid the Dealer Manager $0.2 million and $0.3 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S, Class D and Class S-PR shares.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Public Offering and the Private Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class S-PR Shares	Class K-PR Shares	Class N Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—	—	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.50%(1)	—	—	—	—	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(2)	0.85%	0.25%	—	—	0.85%	—	—
(1)For Class T shares sold in the Public Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.
(2)Consists of a representative stockholder servicing fee (0.65% per annum) and a dealer stockholder servicing fee (0.20% per annum).

We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, each such Class T share, Class S share or Class D share will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such share. Such servicing fee limit does not apply to the Class S-PR shares.
DST Program Fees and Expenses
Invesco Distributors, Inc. serves as the dealer manager for the DST Program. We pay the dealer manager upfront selling commissions of up to 5.0% of Interests sold, upfront dealer manager fees of up to 1.0% of Interests sold and placement fees of up to 1.0% of the Interests sold, some or all of which may be waived or reallowed to participating broker-dealers. For the years ended December 31, 2025, 2024 and 2023, we incurred upfront selling commissions, upfront dealer manager and placement fees of $2.6 million, $0.4 million and approximately $23,000, respectively.

The DST dealer manager receives an investor servicing fee equal to 0.25% per annum of Interests sold, net of upfront fees and reimbursements, some or all of which may be waived or reallowed to participating broker-dealers. For the years ended December 31, 2025, 2024 and 2023, the expense incurred for investor servicing fees was $0.3 million, approximately $52,000 and less than $1,000, respectively.
Invesco DST Manager LLC, a subsidiary of the Adviser, is paid a management fee equal to 0.15% per annum of Interests sold, net of upfront fees and reimbursements, to serve as manager and signatory trustee of the DSTs. For the years ended December 31, 2025, 2024 and 2023, the expense incurred for management fees was $0.2 million, approximately $31,000 and less than $1,000, respectively.
For the first DST Offering, an affiliate of Invesco received an organizational and offering expense reimbursement from the beneficial owners of 0.5% of Interests sold. The first DST Offering closed in December 2024. As such, we did not incur any organizational and offering expense reimbursement fees for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, we incurred organizational and offering expense reimbursement fees of $0.1 million and approximately $37,000, respectively. For every subsequent DST Offering, our Operating Partnership receives an organizational and offering expense reimbursement from the beneficial owners of 0.5% of Interests sold. For the years ended December 31, 2025 and 2024, we recorded income from organizational and offering expense reimbursement of $0.9 million and $0.1 million, respectively, recorded as a component of other revenue on our consolidated statement of operations. As the subsequent DST Offerings commenced in 2024, we did not record any income from organizational and offering expense reimbursement for the year ended December 31, 2023.
Our Operating Partnership receives a closing cost reimbursement equal to 0.5% of Interests sold. For the years ended December 31, 2025, 2024 and 2023, we recorded income from closing cost reimbursements of $0.9 million, $0.1 million and approximately $37,000, respectively, recorded as a component of other revenue on our consolidated statement of operations.
See additional information on the DST Program in Note 17 — “DST Program.”

Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of December 31, 2025, 2024 and 2023, excluding the Class E Shares issued for payment of the management fee held by the Adviser as described above.

	December 31, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,222,611	—	—	$447,075
Invesco Global Property Plus Fund	—	—	—	147,960	834,416	—	—	—	29,500
Invesco Realty, Inc.	90	91	91	—	—	—	878,995	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	138,102	—	—	—	3,850
	90	91	91	147,960	972,518	15,222,611	878,995	439,448	$519,441

	December 31, 2024
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	14,466,761	—	—	$426,204
Invesco Global Property Plus Fund	—	—	—	790,720	834,415	—	—	—	46,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	125,600	—	—	—	3,479
	351,856	351,856	351,856	1,102,003	960,015	14,466,761	—	—	$515,199

	December 31, 2023
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	13,783,203	—	—	$406,504
Invesco Global Property Plus Fund	—	—	—	1,582,753	834,415	—	—	—	68,500
Invesco Realty, Inc.	351,856	351,856	351,856	311,283	—	—	—	—	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	115,033	—	—	—	3,174
	351,856	351,856	351,856	1,894,036	949,448	13,783,203	—	—	$517,194
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
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of December 31, 2025 and 2024, we have $5.4 million, respectively, due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.

Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of December 31, 2025 and 2024, we have $6.8 million, respectively, due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
Accrued Reimbursable Operating, Organization and Offering Expenses
In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of December 31, 2025 and 2024, we have $3.8 million and $4.9 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of December 31, 2025 and 2024, we have $0.5 million and $1.4 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our consolidated balance sheets.
On September 30, 2025, the Adviser agreed to reimburse us $1.1 million for operating expenses incurred by us for third-party support for our DST Program. We recorded this as a reduction of general and administrative expenses on our consolidated statements of operations and due to affiliates on our consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2025 did not exceed the charter-imposed limitation.
Accrued Affiliate Service Provider Expenses
The Company has engaged Homestead Communities, LLC, in which we hold a 50% ownership interest, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) and asset management services for our manufactured housing properties.
During the year ended December 31, 2025, we incurred $0.1 million of expenses due to Homestead for services in connection with the management of our manufactured housing properties. We did not incur these expenses during the years ended December 31, 2024 and 2023 as we did not own any manufactured housing properties. All management fees paid to Homestead are included in rental property operating expenses on our consolidated statements of operations.
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
During the years ended December 31, 2025, 2024 and 2023, we incurred $0.2 million of expenses, respectively, due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our consolidated statements of operations.

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
See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”

We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco and a majority owned subsidiary of Invesco Global Property Plus Fund. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
Investment in Affiliated Fund
As of December 31, 2025, we have an investment of $12.5 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the years ended December 31, 2025 and 2024, we incurred $0.5 million for our wholly owned properties, respectively, as well as $0.1 million for our properties held through joint ventures, respectively, related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our consolidated statement of operations. We did not incur any expenses related to the captive insurance program for the year ended December 31, 2023.
Adviser Capital Markets Service
We entered into a Financing Introduction Agreement, dated July 21, 2025, with the Adviser pursuant to which we pay the Adviser a fee to provide financing arrangement services upon the closing of mortgage financing on our assets. During the year ended December 31, 2025, we paid the Adviser a fee of $0.1 million for such services.
As the mortgage refinance transaction related to the Sunbelt Medical Office Portfolio is held in the Invesco JV, the total fee of $0.2 million was paid pro rata with U.S. Income Fund L.P. based on our respective ownership interest.
Other
As of December 31, 2025, we have a commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. As of December 31, 2024, we had a commitment of $65.0 million and on July 25, 2025, the commitment was reduced by $35.0 million pursuant to and in accordance with the terms of the amended Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of December 31, 2025, we have not called any of the commitment.

MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 12 — “Redeemable Equity Instruments.”
19.Economic Dependency
We are dependent on the Adviser and its affiliates for certain essential services, including the sale of shares of our common stock, acquisition and disposition decisions, and certain other responsibilities. If the Adviser and its affiliates are unable to provide such services, we would be required to find alternative service providers.
20.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of December 31, 2025, we had an unfunded commitment of $3.2 million for one of our commercial real estate loan investments. The unfunded commitment consists of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitment over the remaining term of the related loan of five years.

We have also committed to pay counterparty legal, diligence and other fees in connection with new financing facilities in the ordinary course of business.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

Subsequent to December 31, 2025, we issued a $1.0 million letter of credit to a borrower within ITP LLC under our existing credit facility with Bank of America. The letter of credit was primarily issued to satisfy certain liquidity requirements of the borrower. It is subject to the same terms and conditions as the underlying credit agreement and reduces our available borrowing capacity by the amount issued. We have the right to be reimbursed by the borrower for any amounts paid under the letter of credit and do not anticipate any material losses.
21.Tenant Leases
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
The following table details the components of our operating lease income:

	For the Year Ended December 31,
in thousands	2025	2024	2023
Fixed lease payments	$53,955	$52,865	$55,018
Variable lease payments	9,748	6,438	7,356
Rental revenue	$63,703	$59,303	$62,374

Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands
Year	Future Minimum Rents(1)
2026	$28,894
2027	26,716
2028	25,000
2029	21,625
2030	18,890
Thereafter	68,414
Total	$189,539
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
22.Segment Reporting
As of December 31, 2025, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt and real estate-related securities. Real estate debt includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually.
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

The following table summarizes our total assets by segment:

in thousands	December 31, 2025	December 31, 2024
Healthcare	$59,524	$64,292
Office	88,171	29,270
Industrial	285,031	216,473
Self-Storage	70,420	71,242
Multifamily	227,748	193,547
Student Housing	146,950	151,382
Grocery-Anchored Retail	61,065	62,843
Real Estate Debt	138,248	63,161
Real Estate-Related Securities	33,433	56,472
Corporate and Other	90,326	74,397
Total assets	$1,200,916	$983,079

The following table summarizes our financial results by segment for the year ended December 31, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$3,022	$17,796	$6,502	$17,019	$12,611	$5,639	$—	$—	$1,114	$63,703
Income from commercial loans	—	—	—	—	—	—	—	2,750	—	—	2,750
Other revenue	—	—	349	588	430	1,190	4	15	—	1,859	4,435
Total revenues	—	3,022	18,145	7,090	17,449	13,801	5,643	2,765	—	2,973	70,888

Expenses:
Rental property operating	—	593	5,937	3,478	8,472	6,242	2,048	—	—	428	27,198
Total expenses	—	593	5,937	3,478	8,472	6,242	2,048	—	—	428	27,198
Income (loss) from unconsolidated entities, net	3,400	—	—	—	—	—	—	3,351	—	4,104	10,855
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	1,224	—	—	1,224
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	2,840	—	2,840
Segment net operating income (loss)	$3,400	$2,429	$12,208	$3,612	$8,977	$7,559	$3,595	$7,340	$2,840	$6,649	$58,609

Depreciation and amortization	$(6,101)	$(1,489)	$(10,271)	$(1,842)	$(9,177)	$(4,854)	$(2,078)	$—	$—	$(3,962)	$(39,774)

General and administrative											(7,128)
Gain (loss) on derivative instruments, net											(339)
Unrealized gain (loss) on commercial loans											1
Debt extinguishment charges											(485)
Interest income											2,239
Interest expense											(17,153)
Management fee - related party											(3,018)
Performance participation interest - related party											(151)
Other income (expense)											(872)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(8,071)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(1,642)
Net (income) loss attributable to non-controlling interest in INREIT OP											(55)
Net income (loss) attributable to common stockholders											$(9,768)

The following table reconciles our segment income from unconsolidated entities to income (loss) from unconsolidated entities, net on our consolidated statements of operations for the year ended December 31, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$10,855
Depreciation and amortization attributable to unconsolidated entities	(8,657)
Income (loss) from unconsolidated entities, net	$2,198
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our consolidated statements of operations for the year ended December 31, 2025:

in thousands
Segment depreciation and amortization	$(39,774)
Depreciation and amortization attributable to unconsolidated entities	8,657
Depreciation and amortization	$(31,117)

The following table summarizes our financial results by segment for the year ended December 31, 2024:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,990	$9,844	$8,456	$12,145	$20,283	$5,585	$—	$—	$—	$59,303
Income from commercial loans	—	—	—	—	—	—	—	3,701	—	—	3,701
Other revenue	—	—	354	876	274	1,356	2	—	—	228	3,090
Total revenues	—	2,990	10,198	9,332	12,419	21,639	5,587	3,701	—	228	66,094

Expenses:
Rental property operating	—	587	3,650	4,274	5,095	9,646	1,874	—	—	435	25,561
Total expenses	—	587	3,650	4,274	5,095	9,646	1,874	—	—	435	25,561
Income (loss) from unconsolidated entities, net	3,741	—	—	—	—	—	—	3,233	—	5,239	12,213
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	1,498	—	—	1,498
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	3,688	—	3,688
Segment net operating income (loss)	$3,741	$2,403	$6,548	$5,058	$7,324	$11,993	$3,713	$8,432	$3,688	$5,032	$57,932

Depreciation and amortization	$(6,497)	$(1,367)	$(5,737)	$(2,559)	$(5,840)	$(6,962)	$(2,085)	$—	$—	$(3,240)	$(34,287)

General and administrative											(7,714)
Gain (loss) on derivative instruments, net											2,001
Unrealized gain (loss) on commercial loans											170
Gain (loss) from disposition of investments in real estate											33,628
Debt extinguishment charges											(193)
Interest income											1,761
Interest expense											(24,171)
Management fee - related party											(2,013)
Other income (expense)											(370)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$26,744
Dividends to preferred stockholders											$(4)
Issuance and redemption costs of redeemed preferred stock											(24)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											531
Net (income) loss attributable to non-controlling interest in INREIT OP											(21)
Net income (loss) attributable to common stockholders											$27,226

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

23.Subsequent Events
Investments

Subsequent to December 31, 2025, we originated the Sync DFW Multifamily Portfolio Loan, a floating-rate loan secured by two multifamily properties located in Dallas, Texas, with a total commitment of $114.0 million. The loan earns interest at one-month term SOFR plus 2.60% and a maturity date of January 9, 2028, with three 12-month extension options.

Subsequent to December 31, 2025, we amended our joint venture agreement related to The Carmin student housing property resulting in a new consolidated ownership interest of 57%.

Revolving Credit Facility

Subsequent to December 31, 2025, we drew an additional $20.0 million on our Revolving Credit Facility. We then repaid the principal outstanding balance of $60.0 million.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025

in thousands						Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Property Name	Property Location	Property Type	Year Acquired	Year Built	Encumbrances	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Land and Land Improvements	Building and Improvements	Total	Accumulated Depreciation	Depreciable Lives(2)
Willows Commerce 9805	Redmond, WA	Office	2020	1998	$—	$8,660	$18,109	$—	$3,531	$8,660	$21,640	$30,300	$(4,677)	(2)
13034 Excelsior	Norwalk, CA	Industrial	2020	1984	—	3,865	13,036	—	789	3,865	13,825	17,690	(2,029)	(2)
5201 Industry	Pico Rivera, CA	Industrial	2020	1990	—	2,115	9,180	—	—	2,115	9,180	11,295	(1,230)	(2)
Meridian Business 940	Aurora, IL	Industrial	2021	1998	—	5,626	19,858	—	142	5,626	20,000	25,626	(2,647)	(2)
Capital Park 2919	Grove City, OH	Industrial	2022	2000	—	5,877	22,938	—	61	5,877	22,999	28,876	(2,684)	(2)
3101 Agler Road	Columbus, OH	Industrial	2022	2021	—	1,947	15,511	—	7	1,947	15,518	17,465	(1,939)	(2)
Earth City 13330	Earth City, MO	Industrial	2022	1994	—	5,524	28,381	—	420	5,524	28,801	34,325	(3,743)	(2)
River Road Storage	Salem, OR	Self-Storage	2021	2006	—	3,292	10,628	19	112	3,311	10,740	14,051	(1,464)	(2)
South Loop Storage	Houston, TX	Self-Storage	2021	2002	—	1,881	7,776	16	78	1,897	7,854	9,751	(945)	(2)
The Carmin	Tempe, AZ	Student Housing	2021	2017	84,000	18,406	135,886	213	4,113	18,619	139,999	158,619	(14,994)	(2)
University Parkway Storage	Winston-Salem, NC	Self-Storage	2022	2008	—	2,267	8,718	92	199	2,359	8,917	11,276	(946)	(2)
Bend Self-Storage Portfolio	Bend, OR	Self-Storage	2022	2018	—	3,350	13,189	13	51	3,363	13,240	16,603	(1,322)	(2)
Clarksville Self-Storage Portfolio	Clarksville, TN	Self-Storage	2022	2002	—	4,660	17,259	348	124	5,008	17,383	22,391	(2,080)	(2)
Everly Roseland	Roseland, NJ	Multifamily	2022	1980	111,658	53,200	102,347	—	8,137	53,200	110,484	163,684	(15,957)	(2)
Cortlandt Crossing	Mohegan Lake, NY	Grocery-Anchored Retail	2022	2018	39,660	20,383	36,578	—	882	20,383	37,460	57,843	(5,246)	(2)
International Business 4535	Charlotte, NC	Industrial	2024	1998	—	1,865	7,427	—	—	1,865	7,427	9,292	(327)	(2)
Elan at Bluffview	Dallas, TX	Multifamily	2024	2008	—	5,693	28,883	99	577	5,792	29,460	35,252	(1,149)	(2)
NJ Exit 5 Industrial Portfolio	Lumberton, NJ	Industrial	2024	1998	—	16,585	43,284	—	44	16,585	43,328	59,913	(1,500)	(2)
Tanner Road MHC	Houston, TX	Manufactured Housing Community	2025	1996	—	8,990	—	8	—	8,998	—	8,998	(122)	(2)
Buckhorn Industrial	Mebane, NC	Industrial	2025	2024	—	3,359	31,465	—	—	3,359	31,465	34,824	(370)	(2)
Fleetwood Apartments	Las Vegas, NV	Multifamily	2025	2008	—	7,523	32,368	—	—	7,523	32,368	39,891	(417)	(2)
Arizona MHC Portfolio	Tucson, AZ	Manufactured Housing Community	2025	1961	—	12,991	1,461	128	—	13,119	1,461	14,580	(183)	(2)
Interstate Commerce	Fort Pierce, FL	Industrial	2025	2023	—	10,808	22,124	—	—	10,808	22,124	32,932	(221)	(2)
Silver Shores MHC	Everett, WA	Manufactured Housing Community	2025	1980	—	12,795	446	—	—	12,795	446	13,241	(36)	(2)
Elizabeth on Seventh	Charlotte, NC	Office	2025	2022	—	6,915	42,695	—	—	6,915	42,695	49,609	(56)	(2)
Portfolio Total					$235,318	$228,577	$669,547	$936	$19,267	$229,513	$688,814	$918,327	$(66,284)
(1)As of December 31, 2025, the aggregate cost basis for tax purposes was $850.6 million.
(2)Refer to Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements for details of depreciable lives.

The total included on Schedule III does not include furniture, fixtures and equipment totaling $10.7 million. Accumulated depreciation does not include $5.1 million of accumulated depreciation related to furniture, fixtures and equipment.
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025, 2024 and 2023:

in thousands	December 31, 2025	December 31, 2024	December 31, 2023
Real Estate:
Balance at the beginning of year	$721,178	$712,369	$770,565
Additions during the year:
Land and land improvements	63,661	27,603	444
Building and improvements	133,488	82,907	8,458
Dispositions during the year:
Land and land improvements	—	(10,163)	(8,381)
Building and improvements	—	(91,538)	(51,139)
Impairment of investments in real estate	—	—	(7,578)
Balance at the end of the year	$918,327	$721,178	$712,369

Accumulated Depreciation:
Balance at the beginning of year	$(45,991)	$(34,869)	$(20,860)
Accumulated depreciation	(20,293)	(19,066)	(18,897)
Dispositions	—	7,944	4,888
Balance at the end of the year	$(66,284)	$(45,991)	$(34,869)