Form 10-Q
period 2026-03-31
Invesco Real Estate Income Trust Inc.
filed 2026-05-11
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
As of May 8, 2026, the issuer had the following shares outstanding: 270,955 shares of Class T common stock, 474,638 shares of Class S common stock, 516,588 shares of Class D common stock, 3,633,104 shares of Class I common stock, 1,332,959 shares of Class E common stock, 15,485,121 shares of Class N common stock, 1,107,839 shares of Class S-PR common stock, and 703,273 shares of Class K-PR common stock

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	March 31, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$851,876	$857,577
Investments in unconsolidated entities	121,347	123,462
Investments in commercial loans, at fair value	197,098	95,335
Investments in real estate-related securities, at fair value	30,663	33,259
Investment in affiliated fund, at fair value	8,153	12,545
Intangible assets, net	39,911	43,207
Cash and cash equivalents	33,840	25,578
Restricted cash	8,996	1,954
Other assets	9,533	7,999
Total assets(1)	$1,301,417	$1,200,916

LIABILITIES
Revolving credit facility	$—	$40,000
Secured lending agreement	157,680	66,480
Mortgages payable, net	235,153	234,748
Financing obligation, net	53,980	53,983
Due to affiliates	24,735	22,395
Accounts payable, accrued expenses and other liabilities	25,396	22,340
Total liabilities(2)	496,944	439,946

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	451,347	445,933
Redeemable non-controlling interest in INREIT OP	150	—

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	3	3
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	5	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	5	5
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	38	40
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	13	13
Common stock, Class S-PR shares, $0.01 par value per share, 600,000,000 shares authorized	10	9
Common stock, Class K-PR shares, $0.01 par value per share, 600,000,000 shares authorized	5	4
Additional paid-in capital	232,935	242,367
Accumulated deficit and cumulative distributions	(187,135)	(175,374)
Total stockholders' equity	45,879	67,071
Non-controlling interests in consolidated joint ventures	307,097	247,966
Total equity	352,976	315,037
Total liabilities, redeemable equity instruments and equity	$1,301,417	$1,200,916
(1) Includes restricted assets of consolidated variable interest entities at March 31, 2026 and December 31, 2025 of $483.3 million and $489.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated variable interest entities at March 31, 2026 and December 31, 2025 of $145.8 million and $145.7 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
in thousands except share amounts	2026	2025
Revenues
Rental revenue	$19,579	$14,918
Income from commercial loans	4,277	395
Other revenue	1,563	1,270
Total revenues	25,419	16,583
Expenses
Rental property operating	7,873	5,706
General and administrative	1,845	2,104
Management fee - related party	1,033	605
Performance participation interest - related party	781	—
Depreciation and amortization	9,628	7,056
Total expenses	21,160	15,471
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,138	73
Gain (loss) on real estate-related securities, net	273	553
Income (loss) from investment in affiliated fund, net	(71)	473
Gain (loss) on derivative instruments, net	559	(545)
Unrealized gain (loss) on commercial loans	8	(66)
Debt extinguishment charges	—	(34)
Interest income	113	730
Interest expense	(6,363)	(4,560)
Other income (expense), net	140	(78)
Total other income (expense), net	(4,203)	(3,454)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$56	$(2,342)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(2,214)	13
Net (income) loss attributable to non-controlling interest in INREIT OP	—	(18)
Net income (loss) attributable to common stockholders	$(2,158)	$(2,347)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.09)	$(0.10)
Weighted average shares of common stock
Basic	23,292,277	22,732,182
Diluted	23,292,277	22,732,182
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2025	$3	$4	$5	$40	$13	$—	$9	$4	$242,367	$(175,374)	$67,071	$247,966	$315,037	$445,933	$—
Proceeds from issuance of common stock, net of offering costs	—	1	—	—	—	—	1	1	6,485	—	6,488	—	6,488	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	651	—	651	—	651	5,414	—
Common stock repurchased	—	—	—	(2)	—	—	—	—	(7,629)	—	(7,631)	—	(7,631)	—	—
Share-based compensation	—	—	—	—	—	—	—	—	81	—	81	—	81	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,158)	(2,158)	2,214	56	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,603)	(9,603)	—	(9,603)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	150
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	59,343	59,343	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,547)	(2,547)	—	—
Distributions to non-controlling interests for promote crystallization in consolidated joint ventures	—	—	—	—	—	—	—	—	(9,020)	—	(9,020)	121	(8,899)	—	—
Balance at March 31, 2026	$3	$5	$5	$38	$13	$—	$10	$5	$232,935	$(187,135)	$45,879	$307,097	$352,976	$451,347	$150
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2024	$6	$7	$9	$47	$12	$—	$—	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	—	—	—	—	4,631	—	4,633	—	4,633	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	575	—	575	—	575	5,097	—
Common stock repurchased	—	—	—	(3)	—	—	—	—	(9,502)	—	(9,505)	—	(9,505)	—	(865)
Share-based compensation	—	—	—	—	—	—	—	—	62	—	62	—	62	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,347)	(2,347)	(13)	(2,360)	—	18
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,359)	(9,359)	—	(9,359)	—	(22)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	63,827	63,827	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,427)	(1,427)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	17,050	—	17,050	—	17,050	—	—
Balance at March 31, 2025	$6	$8	$9	$45	$12	$—	$—	$—	$242,799	$(139,502)	$103,377	$136,727	$240,104	$430,275	$1,149
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
in thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$56	$(2,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash management fee	1,033	605
Non-cash performance participation interest	781	—
(Income) loss from unconsolidated entities, net	(1,138)	(73)
Depreciation and amortization	9,628	7,056
Non-cash share-based compensation awards	81	62
Straight-line rents	(369)	(145)
Amortization of below-market lease intangibles	(587)	(490)
Amortization of above-market lease intangibles	43	44
Amortization of deferred financing costs	292	321
(Income) loss from investment in affiliated fund, net	71	(473)
Unrealized (gain) loss from real estate-related securities, net	255	332
Realized (gain) loss from real estate-related securities, net	6	34
Unrealized (gain) loss on commercial loans	(8)	66
(Gain) loss on derivative instruments, net	(468)	782
Distributions of earnings from investments in unconsolidated entities	5,622	1,373
Other items	97	76
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(772)	(372)
(Decrease) increase in due to affiliates	1,497	(1,051)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(669)	(1,237)
Net cash (used in) provided by operating activities	15,451	4,568
Cash flows from investing activities:
Distribution from affiliated fund	237	500
Investments in unconsolidated entities	(2,700)	(306)
Distributions of capital from investments in unconsolidated entities	331	2,550
Redemption of investment in affiliated fund	4,119	789
Origination of commercial loans	(114,000)	—
Proceeds from repayment of commercial loan	12,245	762
Capital improvements to real estate	(572)	(357)
Purchase of real estate-related securities	—	(1,745)
Proceeds from sale of real estate-related securities	2,400	660
Net cash provided by (used in) investing activities	(97,940)	2,853

Cash flows from financing activities:
Proceeds from issuance of common stock	5,711	4,163
Offering costs paid	(49)	(45)
Repurchase of common stock and OP units	(8,148)	(6,315)
Subscriptions received in advance	4,626	1,345
Proceeds from revolving credit facility	20,000	—
Repayment of revolving credit facility	(60,000)	—
Borrowings from mortgages payable	337	84,000
Payments of mortgages payable	—	(65,500)
Borrowings under secured financings of investments in real estate debt	91,200	—
Payment of deferred financing costs	(265)	—
Debt extinguishment charges	—	34
Payment of financing obligation	(3)	(2)
Contributions from non-controlling interests	59,343	63,827
Distributions to non-controlling interests	(2,547)	(1,427)
Cash paid for promote crystallization in consolidated joint ventures	(8,899)	—
Cash received from sale of interest in consolidated joint ventures	—	9,421
Common stock and INREIT OP unit distributions	(3,513)	(3,711)
Net cash provided by (used in) financing activities	97,793	85,790
Net change in cash and cash equivalents and restricted cash	15,304	93,211
Cash and cash equivalents and restricted cash, beginning of period	27,532	53,059
Cash and cash equivalents and restricted cash, end of period	$42,836	$146,270

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33,840	$140,800
Restricted cash	8,996	5,470
Total cash and cash equivalents and restricted cash	$42,836	$146,270
Supplemental disclosures:
Interest paid	$5,685	$4,235
Income taxes paid	14	16
Non-cash investing and financing activities:
Note receivable from sale of consolidated joint ventures	$—	$7,629
Issuance of Class E OP Units to non-controlling interests	150	—
Issuance of Class E shares for payment of management fees	961	551
Accrued capital expenditures	51	6
Distributions payable	3,238	3,142
Distribution reinvestment	6,065	5,672
Accrued offering costs due to affiliates	134	35
Accrued common stock repurchases	(517)	4,055
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
2.Summary of Significant Accounting Policies
Basis of Presentation
Certain disclosures included in our Annual Report on Form 10-K are not required to be included on an interim basis in our quarterly reports on Form 10-Q. We have condensed or omitted these disclosures. Therefore, this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For the three months ended March 31, 2026, we recorded a net tax benefit of approximately $35,000 located within other income (expense), net on our condensed consolidated statements of operations. For the three months ended March 31, 2025, we recorded a net tax expense of $0.1 million located within other income (expense), net on our condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, we had a net deferred tax liability of $0.4 million and $0.5 million, respectively. Deferred tax liabilities are recorded within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets. As of March 31, 2026, our tax years 2022 through 2026 remain subject to examination by the United States tax authorities.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.
3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	March 31, 2026	December 31, 2025
Building and improvements	$689,194	$688,814
Land and land improvements	229,721	229,513
Furniture, fixtures and equipment	10,864	10,676
Total	929,779	929,003
Accumulated depreciation	(77,903)	(71,426)
Investments in real estate, net	$851,876	$857,577

Promote Crystallization for Consolidated Joint Venture
During the three months ended March 31, 2026, one of the third-party partners in The Carmin student housing property joint venture elected to crystallize their promote in accordance with the terms of the limited partnership agreement. The crystallized promote was settled through a $8.9 million cash distribution to the non-controlling interest and an increase in their ownership in the joint venture, resulting in a $0.1 million increase to non-controlling interest. We have accounted for the transaction as an equity transaction as we will continue to account for the entity on a consolidated basis in our condensed consolidated financial statements. The total consideration of $9.0 million has been reflected as a decrease to additional paid in capital on our condensed consolidated balance sheets.
Impairment
During the three months ended March 31, 2026 and 2025, we did not recognize any impairment losses on our real estate investments.
4.Investments in Unconsolidated Entities
As of March 31, 2026, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of our investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of March 31, 2026 and December 31, 2025 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	March 31, 2026	December 31, 2025
Vida JV LLC(2)	42.5%	$59,548	$59,524
San Simeon Preferred Equity(3)	N/A	25,419	30,056
PTCR Holdco, LLC(4)	N/A	11,706	11,344
Retail GP Fund(5)	4.2% to 9.0%	24,353	22,308
Homestead Communities, LLC(6)	50.0%	321	230
Total		$121,347	$123,462
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). We hold a 50% ownership interest in the Invesco JV. As of March 31, 2026, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of March 31, 2026, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. On March 13, 2026, the San Simeon Preferred Equity agreement was modified to extend the remaining term to April 1, 2031. In conjunction with the modification, a paydown was made by the common member to reduce the outstanding principal balance to $25.3 million. As of March 31, 2026 and after the modification, the investment yields a preferred return rate of 8.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.25% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.2% to 9.0% in fifteen retail properties.
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

Our share of the unconsolidated entities’ income (loss) for the three months ended March 31, 2026 and 2025 were as follows:

		Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands		Three Months Ended March 31,
Entity	Ownership Percentage	2026	2025
Vida JV LLC	42.5%	$24	$(570)
San Simeon Preferred Equity	N/A	847	814
PTCR Holdco, LLC	N/A	361	249
Retail GP Fund	4.2% to 9.0%	(223)	(234)
Homestead Communities, LLC	50.0%	129	(186)
Total		$1,138	$73
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	March 31, 2026			December 31, 2025
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$368,861	$(229,473)	$(139,388)	$364,661	$(225,438)	$(139,223)
San Simeon Preferred Equity	132,155	(79,247)	(52,908)	134,192	(78,500)	(55,692)
Retail GP Fund	1,168,236	(718,711)	(449,525)	1,111,223	(718,971)	(392,252)
Other	7,819	(9,956)	2,137	7,154	(8,443)	1,289
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,494	$70	$9,371	$(1,338)
San Simeon Preferred Equity	2,798	200	2,683	788
Retail GP Fund	33,046	(3,337)	17,235	(3,772)
Other	3,454	(41)	1,964	(1,054)
Total	$48,792	$(3,108)	$31,253	$(5,376)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three months ended March 31, 2026 and 2025.

5.Investments in Commercial Loans
The following tables summarize our investments in commercial loans as of March 31, 2026 and December 31, 2025:

				March 31, 2026
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.63%	$86,250	$83,100	$83,100	12/9/2030
Sync DFW Multifamily Portfolio Loan	1/9/2026	Senior	Interest Only	6.28%	113,998	113,998	113,998	1/9/2031
Total					$200,248	$197,098	$197,098

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest Only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335
(1)Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
During the three months ended March 31, 2026 and 2025, we recognized $0.3 million and $0.4 million, respectively, of interest income from the 5805 N Jackson Gap Loan, a mezzanine commercial real estate loan, which is recorded as income from commercial loans in our condensed consolidated statement of operations. On February 10, 2026, a short-term extension was granted to the borrower of 5805 N Jackson Gap Loan to extend the maturity date of the loan to March 9, 2026. On February 20, 2026, the loan was repaid in full at par value.
We have originated commercial real estate loan investments structured as senior loans, which are partially financed by the secured lending agreement described in Note 10 — “Borrowings”. During the three months ended March 31, 2026, we recognized $3.0 million of interest income from these commercial loans which is recorded as income from commercial loans in our condensed consolidated statement of operations and we recognized interest expense on the secured lending agreement of $2.1 million which is recorded as interest expense in our condensed consolidated statement of operations. We also recognized income from origination fees of $1.0 million during the three months ended March 31, 2026, which is recorded as income from commercial loans in our condensed consolidated statement of operations. We did not have any senior commercial real estate loan investments generating interest income during the three months ended March 31, 2025.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	March 31, 2026
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$29,574	$(1,006)	$28,568	$210	$28,778	4.72%	11/21/2027
Preferred stock of REITs	N/A	N/A	1,975	(90)	1,885	6.74%	N/A
Total	$29,574	$(1,006)	$30,543	$120	$30,663

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	March 31, 2026
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$68,486	$(37,127)	$31,359
Leasing commissions	10,781	(3,419)	7,362
Above-market lease intangibles	1,951	(761)	1,190
Total intangible assets, net	$81,218	$(41,307)	$39,911

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$11,844	$(4,009)	$7,835
Total intangible liabilities, net	$11,844	$(4,009)	$7,835

	December 31, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$68,725	$(34,418)	$34,307
Leasing commissions	10,730	(3,063)	7,667
Above-market lease intangibles	1,951	(718)	1,233
Total intangible assets, net	$81,406	$(38,199)	$43,207

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$11,875	$(3,421)	$8,454
Total intangible liabilities, net	$11,875	$(3,421)	$8,454

The estimated future amortization of our intangibles for each of the next five years and thereafter as of March 31, 2026 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2026 (remainder)	$6,709	$1,018	$133	$(1,670)
2027	6,357	1,227	175	(2,091)
2028	4,220	1,093	175	(1,155)
2029	3,870	954	164	(943)
2030	3,404	859	94	(595)
2031	4,413	1,121	94	(533)
Thereafter	2,386	1,090	355	(848)
	$31,359	$7,362	$1,190	$(7,835)
8.Other Assets
The following table summarizes the components of other assets:

in thousands	March 31, 2026	December 31, 2025
Deferred rent	$4,960	$4,591
Capitalized tax abatement, net(1)	990	1,030
Receivables, net	943	111
Prepaid expenses	721	697
Deposits	624	333
Derivative instruments	510	405
Other	785	832
Total	$9,533	$7,999
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2026, accumulated amortization of the capitalized tax abatement was $0.7 million.
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
The following table summarizes changes to the notional amount of our derivative instruments in for the three months ended March 31, 2026:

in thousands	Notional Amount as of December 31, 2025	Additions	Termination or Expiration	Notional Amount as of March 31, 2026
Interest rate swaps	$195,400	$—	$—	$195,400
Total	$195,400	$—	$—	$195,400

The following tables summarize the notional amount and other information related to our interest rate swaps as of March 31, 2026 and December 31, 2025:

	March 31, 2026
in thousands	Number of Instruments	Notional Amount(1)	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swap	1	$52,000	$510	2.73%	1.08
Total assets	1	$52,000	$510
Liabilities(3)
Interest rate swaps	2	$142,900	$159	3.86%	0.56
Total liabilities	2	$142,900	$159

	December 31, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swap	1	$52,500	$405	2.73%	1.32
Total assets	1	$52,500	$405
Liabilities(3)
Interest rate swaps	2	$142,900	$524	3.86%	0.80
Total liabilities	2	$142,900	$524
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
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate swaps	$—	$91	$468	$559
Total	$—	$91	$468	$559

	Three Months Ended March 31, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$17	$(272)	$(255)
Interest rate swap	—	220	(510)	(290)
Total	$—	$237	$(782)	$(545)

10.Borrowings
Our borrowing arrangements include a revolving credit facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of March 31, 2026 and December 31, 2025:

			March 31, 2026				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	March 31, 2026	December 31, 2025
Revolving Credit Facility(3)	7/23/2027	7/21/2028	S + applicable margin(3)	5.22%	$250,000	$94,237	$—	$40,000

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.32%	$300,000	$142,320	$157,680	$66,480

Mortgage Notes Payable
The Carmin	3/5/2027	3/5/2032	S + 1.75%	5.43%	$84,000	$—	$84,000	$84,000
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.13%	113,500	1,505	111,995	111,658
Total mortgages payable							235,655	235,318
Deferred financing costs, net							(502)	(570)
Mortgages payable, net							$235,153	$234,748
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
As of March 31, 2026, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
Revolving Credit Facility
On January 22, 2021, we entered into the Revolving Credit Facility with Bank of America. As of March 31, 2026, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The unused commitment fee is 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
Secured Lending Agreement
In December 2025, we entered into a traditional repurchase agreement with Citibank. As of March 31, 2026, the aggregate commitment is $160.2 million with the ability to request increases up to $300.0 million in aggregate commitments, subject to certain conditions. We have pledged two investments in commercial loans with a fair value of $197.1 million as collateral for this agreement. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of March 31, 2026. A margin deficiency may generally result from either a decline in the underlying loans’ market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
Mortgage Notes Payable
We have entered into mortgage notes that are secured by our real estate investments.

On March 5, 2026, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.
Financing Obligation, Net
In connection with the failed sale and leaseback of The Carmin property, as of March 31, 2026, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of March 31, 2026:

in thousands
Year	Revolving Credit Facility(1)	Secured Lending Agreement(1)	Mortgages Payable(1)(2)	Financing Obligation(3)	Total
2026 (remaining)	$—	$—	$—	$9	$9
2027	—	—	39,660	15	39,675
2028	—	—	—	18	18
2029	—	157,680	111,995	21	269,696
2030	—	—	—	25	25
2031	—	—	—	28	28
Thereafter	—	—	84,000	36,217	120,217
Total	$—	$157,680	$235,655	$36,333	$429,668
(1)Assumes all extension options are exercised that may be extended at our option, subject to certain conditions.
(2)The total excludes deferred financing costs which are included in the mortgages payable, net balance presented in the condensed consolidated balance sheets.
(3)The total principal payments will not exceed the difference between the total financing obligation of $54.0 million and the initial carrying value of the land of $17.6 million, resulting in maximum principal payments of $36.3 million over the term of the arrangement.
11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	March 31, 2026	December 31, 2025
Intangible liabilities, net	$7,835	$8,454
Subscriptions received in advance(1)	4,626	401
Accounts payable and accrued expenses	3,324	2,005
Real estate taxes payable	2,450	4,059
Tenant security deposits	2,242	2,204
Accrued interest expense	1,767	1,382
Common stock repurchases	982	1,499
Prepaid rental income	942	588
Distributions payable	706	688
Deferred tax liability	363	536
Derivative instruments	159	524
Total	$25,396	$22,340
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the three months ended March 31, 2026 and 2025:

Total
Balance at December 31, 2025	15,222,610
Distribution reinvestment	196,229
Balance at March 31, 2026	15,418,839

Balance at December 31, 2024	14,466,761
Distribution reinvestment	182,884
Balance at March 31, 2025	14,649,645
For the three months ended March 31, 2026 and 2025, we did not record any adjustments to the value of the Class N shares held by MassMutual.
MassMutual committed and fully funded $400.0 million of Class N common stock in our Class N Private Offering. Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million. MassMutual has elected to forgo this repurchase obligation through May 1, 2026.
Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph. We will not be required to repurchase (1) in any calendar year, more than $150.0 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month. MassMutual has not exercised the right to request repurchases as of May 11, 2026.
Exchange Rights and Registration Agreement
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. As of March 31, 2026, MassMutual has not made a request to exchange its Class N shares. MassMutual's rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three months ended March 31, 2026 and March 31, 2025, we did not record an adjustment to redeemable non-controlling interest in INREIT OP or additional paid-in capital to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our March 31, 2026 and March 31, 2025 NAV per Class E unit in INREIT OP.

The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended March 31,
in thousands	2026	2025
Issuance of Class E OP Units to non-controlling interests	$150	$—
Net income (loss) allocated	$—	$18
Distributions	$—	$22
Adjustment to carrying value	$—	$—
As of March 31, 2026 distributions payable to the Special Limited Partner were approximately $1,000. As of December 31, 2025, there was no distribution payable to the Special Limited Partner as the Class E units were fully repurchased.
13.Equity
Preferred Stock
We have 100,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of March 31, 2026 and December 31, 2025, we had zero shares of preferred stock issued and outstanding.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2025	271,887	480,891	513,924	4,029,060	1,293,308	15,222,610	906,613	465,084	23,183,377
Issuance of common stock	2,380	—	25,171	15,286	34,194	—	114,663	65,233	256,927
Exchange of common stock	—	12,153	—	(12,109)	—	—	—	—	44
Common stock repurchased	(2,544)	(24,352)	(22,320)	(223,672)	(17,336)	—	—	—	(290,224)
Distribution reinvestment	1,882	4,521	4,561	10,177	3,009	196,229	355	205	220,939
Balance at March 31, 2026	273,605	473,213	521,336	3,818,742	1,313,175	15,418,839	1,021,631	530,522	23,371,063

	Three Months Ended March 31, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	—	—	22,605,661
Issuance of common stock	1,910	55,399	7,134	90,685	20,327	—	—	—	175,455
Exchange of common stock	—	—	(8,680)	8,636	—	—	—	—	(44)
Common stock repurchased	(2,607)	(3,599)	(3,778)	(326,951)	(18,180)	—	—	—	(355,115)
Distribution reinvestment	2,206	3,967	4,203	8,300	2,672	182,884	—	—	204,232
Balance at March 31, 2025	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	—	—	22,630,189
Distributions
We are generally required to distribute at least 90% our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.

For the three months ended March 31, 2026 and 2025, we declared distributions of $9.6 million and $9.4 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Additionally, as of March 31, 2026 and December 31, 2025, we accrued $0.7 million for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets, respectively.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162
Stockholder servicing fee per share(1)	—	(0.0546)	(0.0547)	(0.0160)	—	—	—	(0.0054)	—
Net distributions declared per share	$—	$0.3616	$0.3615	$0.4002	$0.4162	$0.4162	$0.4162	$0.4108	$0.4162

	Three Months Ended March 31, 2025
	Series A Preferred Stock	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$—	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$0.4162	$—	$—
Stockholder servicing fee per share(1)	—	(0.0246)	(0.0296)	(0.0099)	—	—	—	—	—
Net distributions declared per share	$—	$0.3916	$0.3866	$0.4063	$0.4162	$0.4162	$0.4162	$—	$—
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan. For the three months ended March 31, 2026 and 2025, we repurchased 272,889 and 355,116 shares of common stock for $7.1 million and $9.5 million, respectively, and fulfilled all repurchase requests that were made.

14.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
in thousands, except per share amount	2026	2025
Net income (loss) available to common stockholders	$(2,158)	$(2,347)

Weighted average common shares outstanding	23,292,277	22,732,182
Effect of dilutive restricted stock awards	—	—
Diluted weighted average common shares outstanding	23,292,277	22,732,182
Earnings (loss) per share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, none of these investments were expected to be sold at a value materially different than NAV.

Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our financial instruments measured at fair value on a recurring basis:

	March 31, 2026
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$1,885	$28,778	$—	$—	$30,663
Investments in commercial loans	—	—	197,098	—	197,098
Investment in affiliated fund	—	—	—	8,153	8,153
Interest rate swap	—	510	—	—	510
Total assets	$1,885	$29,288	$197,098	$8,153	$236,424
Liabilities:
Interest rate swaps	$—	$159	$—	$—	$159
Total liabilities	$—	$159	$—	$—	$159

	December 31, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$2,008	$31,251	$—	$—	$33,259
Investments in commercial loans	—	—	95,335	—	95,335
Investment in affiliated fund	—	—	—	12,545	12,545
Interest rate swap	—	405	—	—	405
Total assets	$2,008	$31,656	$95,335	$12,545	$141,544
Liabilities:
Interest rate swaps	$—	$524	$—	$—	$524
Total liabilities	$—	$524	$—	$—	$524
Investments in commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2025	$95,335
Loan originations	114,000
Unrealized gain (loss)	8
Loan repayment	(12,245)
Balance as of March 31, 2026	$197,098
The following tables show the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range
Commercial loans	Discounted cash flow	Discount rate	6.43%	6.28% - 6.63%

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range
Commercial loan	Discounted cash flow	Discount rate	8.75%	N/A
The discount rate above is subject to change based on changes in economic and market conditions both current and anticipated, in addition to changes in use or timing of exit if applicable. These rates are also based on the location, type and nature of each property or instrument type and related industry publications. Changes in discount rates result in increases or decreases in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. It is not possible for us to predict the effect of future economic or market conditions based on our estimated fair values.
Valuation of Liabilities Not Carried at Fair Value
The following table presents the principal balance and estimated fair value of our liabilities that are not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$235,655	$235,035	$235,318	$234,532
Secured lending agreement	157,680	157,680	66,480	66,480
Revolving credit facility	—	—	40,000	40,000
Total	$393,335	$392,715	$341,798	$341,012

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
During the three months ended March 31, 2026 and 2025, we did not recognize any impairment losses on our real estate investments.

16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 are six consolidated entities, respectively, that are VIEs for which we are the primary beneficiary. These entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
Included within our condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 are four consolidated entities, respectively, that are VIEs that were established in connection with our DST Program. As of March 31, 2026, the entities within the DST Program include IREX Industrial Portfolio I DST, IREX II Storage Portfolio DST, IREX III Industrial Portfolio DST and IREX IV Industrial Portfolio DST. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between us and the VIEs. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and we are responsible for the key decisions of the VIEs that were made at formation and have the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
The majority of the operations of the VIEs are funded with cash flows from the master lease between the VIEs and wholly-owned subsidiaries of the Operating Partnership. We have not provided any financial support to the VIEs other than the interests described in Note 17 — “DST Program.”
The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our condensed consolidated balance sheets:

in thousands	March 31, 2026	December 31, 2025
Total number of consolidated VIEs	10	10

Restricted assets:
Investments in real estate, net	$460,490	$463,322
Cash and cash equivalents	4,269	6,547
Intangible assets, net	16,106	18,005
Other assets	2,433	1,829
Total restricted assets	$483,298	$489,703

VIE non-recourse liabilities:
Mortgages payable, net	$83,316	$83,442
Financing obligation, net	53,980	53,983
Accounts payable, accrued expenses, and other liabilities	8,502	8,249
Total VIE non-recourse liabilities:	$145,798	$145,674

Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our condensed consolidated balance sheets:

in thousands	March 31, 2026
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$25,419	$24,400	N/A
Retail GP Fund	24,353	29,100	4.2% - 9.0%
Homestead	321	2,700	50.0%
Total unconsolidated variable interest entities	$50,093	$56,200

in thousands	December 31, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$30,056	$24,400	N/A
Retail GP Fund	22,308	26,700	4.5% - 9.0%
Homestead	230	2,700	50.0%
Total unconsolidated variable interest entities	$52,594	$53,800
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

The sale of beneficial interests in the DST are accounted for as sales of equity interests. As of March 31, 2026 and December 31, 2025, we have raised $278.4 million and $219.3 million net proceeds, respectively, related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of March 31, 2026, the following investments are included in our DST Program:

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
18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	March 31, 2026	December 31, 2025
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued reimbursable operating expenses(1)	5,188	3,849
Accrued stockholder servicing fee	2,707	2,527
Distributions payable	2,532	2,525
Performance participation interest	781	151
Accrued management fee	684	611
Accrued reimbursable organization and offering expenses(1)	645	534
Share-based compensation payable	23	23
Total	$24,735	$22,395
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
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares, Class I shares, Class S-PR shares and Class K-PR shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class S, Class S-1, Class S-2, Class D, Class D-2, Class I, Class S-PR, Class S-PR1, Class S-PR2 and Class K-PR units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, is excluded from NAV for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three months ended March 31, 2026 and 2025, we incurred management fees of $1.0 million and $0.6 million, respectively. The unpaid portion of these fees are accrued as a component of due to affiliates on our condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we accrued $0.7 million and $0.6 million, respectively, of management fees. During the three months ended March 31, 2026 and 2025, we issued 34,194 and 19,446 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three months ended March 31, 2026 and 2025, the Adviser submitted 17,336 and 13,853 Class E shares for repurchase by the Company, for a total repurchase amount of $0.5 million and $0.4 million, respectively.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). For the three months ended March 31, 2026, we accrued $0.8 million for the Special Limited Partner’s performance participation interest. For the three months ended March 31, 2025, the Special Limited Partner did not earn a performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. On February 2, 2026 we issued 5,369 Class E units of our Operating Partnership for $0.2 million to the Special Limited Partner as payment for the 2025 performance fee. Such units were issued at the NAV per unit as of December, 31, 2025. The Special Limited Partner has not repurchased any units as of March 31, 2026. During the three months ended March 31, 2025, the Special Limited Partner submitted 30,516 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million.
Reimbursement of Expenses Incurred by Adviser
During the three months ended March 31, 2026 and 2025, we incurred $0.5 million and $0.4 million, respectively, for expenses incurred by the Adviser on our behalf.
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
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Public Offering and each Class S-PR share is sold during the Private Offering. As of March 31, 2026 and March 31, 2025, we have paid $0.2 million and $0.1 million of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S, Class D and Class S-PR shares, respectively.

The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Public Offering and the Private Offering, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class S-PR Shares	Class K-PR Shares	Class N Shares
Maximum Upfront Selling Commissions (% of Transaction Price)	up to 3.0%(1)	up to 3.5%	up to 1.5%	—	—	up to 3.5%	—	—
Maximum Upfront Dealer Manager Fees (% of Transaction Price)	0.5%(1)	—	—	—	—	—	—	—
Stockholder Servicing Fee (% of NAV)	0.85%(2)	0.85%	0.25%	—	—	0.85%	—	—
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
DST Program Fees and Expenses
The table below shows the expenses incurred and income recorded related to our DST Program as of March 31, 2026 and 2025.

in thousands	Fee Paid	Fee based on Percentage of Interest Sold	March 31, 2026	March 31, 2025
Paid Upfront when Interest Sold
Invesco Distributors, Inc.	Upfront Selling Commissions(1)	Up to 5.0%	$424	$575
Invesco Distributors, Inc.	Upfront Dealer Manager Fees(1)	Up to 1.0%	232	171
Invesco Distributors, Inc.	Placement Fees(1)	Up to 1.0%	—	—
INREIT Operating Partnership LP	Organizational & Offering Expense Reimbursement(2)	0.50%	302	301
INREIT Operating Partnership LP	Closing Cost Reimbursement(2)	0.50%	302	301

Paid Per Annum
Invesco Distributors, Inc.	Investor Servicing Fee(1)	Up to 0.25%	$153	$43
Invesco DST Manager, LLC	Management Fee	Up to 0.15%	92	26
(1)Upfront selling commissions, upfront dealer manager fees, placement fees and investor servicing fees may be waived or re-allowed in whole or in part to participating broker-dealers.
(2)Recorded as a component of other revenue on our condensed consolidated statement of operations.

See additional information on the DST Program in Note 17 — “DST Program.”
Related Party Share Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of March 31, 2026 and December 31, 2025, excluding the Class E Shares issued for payment of the management fee held by the Adviser as described above.

	March 31, 2026
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,418,839	—	—	$452,489
Invesco Global Property Plus Fund	—	—	—	—	834,416	—	—	—	25,623
Invesco Realty, Inc.	90	91	91	—	—	—	878,895	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	138,492	—	—	—	3,861
Total	90	91	91	—	972,908	15,418,839	878,895	439,448	$520,989

	December 31, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,222,611	—	—	$447,075
Invesco Global Property Plus Fund	—	—	—	147,960	834,416	—	—	—	29,500
Invesco Realty, Inc.	90	91	91	—	—	—	878,995	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	138,102	—	—	—	3,850
Total	90	91	91	147,960	972,518	15,222,611	878,995	439,448	$519,441
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
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of March 31, 2026 and December 31, 2025, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of March 31, 2026 and December 31, 2025, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Accrued Reimbursable Operating, Organization and Offering Expenses

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of March 31, 2026 and December 31, 2025, we have $5.2 million and $3.8 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organizational and offering expenses incurred subsequent to December 31, 2022. As of March 31, 2026 and December 31, 2025, we have $0.6 million and $0.5 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2026 did not exceed the charter-imposed limitation.
Accrued Affiliate Service Provider Expenses
The Company has engaged Homestead Communities, LLC, in which we hold a 50% ownership interest, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) and asset management services for our manufactured housing properties.
During the three months ended March 31, 2026, we incurred $0.1 million of expenses due to Homestead for services in connection with the management of our manufactured housing properties. We did not incur these expenses during the three months ended March 31, 2025 as we did not own any manufactured housing properties. All management fees paid to Homestead are included in rental property operating expenses on our condensed consolidated statements of operations.
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
During the three months ended March 31, 2026 and 2025, we incurred approximately $43,000 and $40,000, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
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
Investment in Affiliated Fund
As of March 31, 2026, we have an investment of $8.2 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the three months ended March 31, 2026 and 2025, we incurred $0.1 million for our wholly owned properties and approximately $33,000 and $29,000, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statement of operations.
Adviser Capital Markets Service
In July 2025, we entered into a Financing Introduction Agreement with the Adviser pursuant to which we pay the Adviser a fee to provide financing arrangement services upon the closing of mortgage financing on our assets. During the three months ended March 31, 2026 and 2025, we did not pay the Adviser a fee for such services.
Other
As of March 31, 2026, we have an outstanding commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of March 31, 2026, we have not called any of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 12 — “Redeemable Equity Instruments.”
19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of March 31, 2026, we had an unfunded commitment of $3.2 million for one of our commercial real estate loan investments. The unfunded commitment consists of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitment over the remaining term of the related loan of five years.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not subject to any material litigation or aware of any pending or threatened material litigation.
On January 7, 2026, we issued a $1.0 million letter of credit to a borrower within ITP LLC under our existing credit facility with Bank of America which expires on November 1, 2026. The letter of credit was primarily issued to satisfy certain liquidity requirements of the borrower. It is subject to the same interest rate as the underlying credit agreement and reduces our available borrowing capacity by the amount issued. We have the right to be reimbursed by the borrower for any amounts paid under the letter of credit and do not anticipate any material losses.

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
The following table details the components of operating lease income:

	Three Months Ended March 31,
in thousands	2026	2025
Fixed lease payments	$16,510	$12,538
Variable lease payments	3,069	2,380
Rental revenue	$19,579	$14,918
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents(1)
2026 (remainder)	$21,829
2027	26,945
2028	25,237
2029	21,793
2030	19,018
2031	16,515
Thereafter	51,986
Total	$183,323
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

21.Segment Reporting
As of March 31, 2026, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, grocery-anchored retail, real estate debt and real estate-related securities. Real estate debt includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually.
Our chief operating decision maker (“CODM”) for each segment is a group comprised of the Company’s Chief Executive Officer, President and Chief Financial Officer. The CODM is responsible for making investments in properties, real estate ventures and real-estate related securities and reviews the financial reports for each real estate sector and investment on a regular basis. The financial reports for each segment and investment are reviewed based on net operating income, a cash flow measure of operating performance that includes real estate revenue, income from commercial loans net of interest expense from the secured lending agreement, rental property operating expenses, the net of revenues and rental property operating expenses of unconsolidated entities excluding depreciation and amortization, income from our investment in an affiliated fund and income from our real estate-related securities on a regular basis. Therefore, net operating income is the key performance metric that is used to make investment decisions and captures the unique operating characteristics of each segment.
The segment expenses regularly provided to the CODM that are used to manage our real estate segment operations are rental property operating expenses and interest expense from the secured lending agreement. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate. Our originated commercial real estate loan investments structured as senior loans are partially financed by the secured lending agreement. The CODM reviews the interest income from these investments net of the secured lending agreement interest expense.
The following table summarizes our total assets by segment:

	March 31, 2026		December 31, 2025
in thousands	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Industrial	$280,295	22%	$285,031	24%
Real Estate Debt	231,232	18%	138,248	12%
Multifamily	226,528	17%	227,748	19%
Student Housing	147,163	11%	146,950	12%
Office	87,439	7%	88,171	7%
Self-Storage	68,603	5%	70,420	6%
Grocery-Anchored Retail	60,447	5%	61,065	5%
Healthcare	59,553	5%	59,524	5%
Real Estate-Related Securities	31,086	2%	33,433	2%
Corporate and Other	109,071	8%	90,326	8%
Total assets	$1,301,417	100%	$1,200,916	100%

The following table summarizes our financial results by segment for the three months ended March 31, 2026:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,027	$5,682	$1,578	$4,906	$3,040	$1,431	$—	$—	$915	$19,579
Income from commercial loans	—	—	—	—	—	—	—	4,277	—	—	4,277
Other revenue	—	108	87	147	142	270	154	20	—	635	1,563
Total revenues	—	2,135	5,769	1,725	5,048	3,310	1,585	4,297	—	1,550	25,419

Expenses:
Rental property operating expenses	—	448	2,010	832	2,287	1,289	556	—	—	451	7,873
Interest expense	—	—	—	—	—	—	—	2,050	—	—	2,050
Total expenses	—	448	2,010	832	2,287	1,289	556	2,050	—	451	9,923
Income (loss) from unconsolidated entities, net	1,564	—	—	—	—	—	—	847	—	1,215	3,626
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	(71)	—	—	(71)
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	273	—	273
Segment net operating income (loss)	$1,564	$1,687	$3,759	$893	$2,761	$2,021	$1,029	$3,023	$273	$2,314	$19,324

Depreciation and amortization	$(1,540)	$(1,075)	$(3,001)	$(464)	$(2,217)	$(1,225)	$(513)	$—	$—	$(2,081)	$(12,116)

General and administrative											(1,845)
Gain (loss) on derivative instruments, net											559
Unrealized gain (loss) on commercial loans											8
Interest income											113
Interest expense											(4,313)
Management fee - related party											(1,033)
Performance participation interest - related party											(781)
Other income (expense)											140
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$56
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(2,214)
Net income (loss) attributable to common stockholders											$(2,158)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statement of operations for the three months ended March 31, 2026:

in thousands
Segment income (loss) from unconsolidated entities	$3,626
Depreciation and amortization attributable to unconsolidated entities	(2,488)
Income (loss) from unconsolidated entities, net	$1,138
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statement of operations for the three months ended March 31, 2026:

in thousands
Segment depreciation and amortization	$(12,116)
Depreciation and amortization attributable to unconsolidated entities	2,488
Depreciation and amortization	$(9,628)
The following table reconciles our segment interest expense to interest expense on our condensed consolidated statement of operations for the three months ended March 31, 2026:

in thousands
Segment interest expense	$(2,050)
Other interest expense	(4,313)
Interest expense	$(6,363)

The following table summarizes our financial results by segment for the three months ended March 31, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Grocery-Anchored Retail	Real Estate Debt	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$731	$4,088	$1,574	$3,926	$3,191	$1,408	$—	$—	$—	$14,918
Income from commercial loans	—	—	—	—	—	—	—	395	—	—	395
Other revenue	—	—	87	151	109	257	1	—	—	665	1,270
Total revenues	—	731	4,175	1,725	4,035	3,448	1,409	395	—	665	16,583

Expenses:
Rental property operating expenses	—	158	1,025	709	1,833	1,475	470	—	—	36	5,706
Interest expense	—	—	—	—	—	—	—	—	—	—	—
Total expenses	—	158	1,025	709	1,833	1,475	470	—	—	36	5,706
Income (loss) from unconsolidated entities, net	954	—	—	—	—	—	—	814	—	720	2,488
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	473	—	—	473
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	553	—	553
Segment net operating income (loss)	$954	$573	$3,150	$1,016	$2,202	$1,973	$939	$1,682	$553	$1,349	$14,391

Depreciation and amortization	$(1,527)	$(342)	$(2,518)	$(456)	$(2,763)	$(911)	$(522)	$—	$—	$(432)	$(9,471)

General and administrative											(2,104)
Gain (loss) on derivative instruments, net											(545)
Unrealized gain (loss) on commercial loans											(66)
Debt extinguishment charges											(34)
Interest income											730
Interest expense											(4,560)
Management fee - related party											(605)
Other income (expense)											(78)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(2,342)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$13
Net (income) loss attributable to non-controlling interest in INREIT OP											(18)
Net income (loss) attributable to common stockholders											$(2,347)

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

22.Subsequent Events
Acquisitions of Real Estate
Subsequent to March 31, 2026, we acquired an industrial property for $32.5 million, inclusive of acquisition-related costs. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for this asset acquisition.
DST Program
Subsequent to March 31, 2026, we commenced our fifth DST Offering under our DST Program. The DST Properties for the fifth DST Offering are comprised of one industrial property and one office property. As of May 11, 2026, we have not raised any proceeds from the fifth DST Offering.

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
We are externally managed and advised by our Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd., an independent global investment management firm. Our Adviser utilizes the personnel and global resources of Invesco Real Estate, the real estate investment center of Invesco, to provide investment management services to us. We qualified to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2020. To maintain our REIT qualification, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. We operate our business in a manner that permits our exclusion from the definition of “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

As of March 31, 2026, we own or have invested in 69 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of March 31, 2026, we also own real estate-related securities, have investments in commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Public Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Public Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis. As of March 31, 2026, we have received aggregate gross proceeds of $238.3 million from the Public Offering. We intend to continue selling shares on a monthly basis.
Private Offerings
In addition to the Public Offering, we are conducting multiple private offerings of our common stock (the “Private Offerings”). As of March 31, 2026, we have received gross proceeds of $621.5 million in the Private Offerings.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of March 31, 2026, we have raised $278.4 million net proceeds from our DST Program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income generated by the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, evolving macroeconomic and geopolitical landscapes, interest rates, capital flows and transaction activity had the most direct impacts on our performance and financial condition during the past several quarters.
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
Rental Property Operating Results
We generate rental property income from the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with above- or at-market value rents and rent collection, which is determined primarily by each current and future tenant’s financial condition and ability to make rent payments to us on time. Rental property operating expenses include real estate taxes, property insurance, repairs and maintenance, property management fees, utilities and other costs associated with owning real estate.

Our investments are diversified across real estate sectors, including industrial, healthcare, multifamily, student housing, office, self-storage, and retail, as well as real estate debt. With our pipeline of new investments, available liquidity and low leverage, we believe we are well positioned to access private real estate as the market emerges from an inflection point. While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.

Q1 2026 Highlights
Operating Results
•We declared monthly net distributions totaling $9.6 million for the three months ended March 31, 2026. The details of the average annualized distributions rates and total returns are shown in in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N	Class S-PR	Class K-PR
Average Annualized Distribution Rate(1)(4)	5.6%	5.6%	6.2%	6.4%	5.9%	6.1%	6.1%	6.2%
Year-to-Date Total Return, without upfront selling commissions(2)	1.5%	1.4%	1.7%	1.8%	2.0%	1.8%	1.5%	1.5%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(2.0)%	(2.1)%	0.2%	1.8%	2.0%	1.8%	(2.0)%	1.5%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.4%	4.4%	4.7%	5.0%	6.3%	7.8%	4.9%	5.0%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.6%	3.7%	4.4%	5.0%	6.3%	7.8%	1.3%	5.0%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended March 31, 2026.
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
Capital Activity
•During the three months ended March 31, 2026, we raised $2.1 million of net proceeds from the sale of our common stock and $59.0 million of net proceeds from the DST Program.
Investments
•We sold $2.4 million in real estate-related securities bringing our total investment in real estate-related securities to $30.7 million.
•We increased our investment in our Retail GP Fund overall by $2.0 million as a result of one new investment bringing our net investment to $24.4 million.
•We originated the Sync DFW Multifamily Portfolio Loan, a floating-rate loan secured by two multifamily properties located in Dallas, Texas, with a total commitment of $114.0 million.
•We granted a short-term extension to the borrower of 5805 N Jackson Gap Loan to extend the maturity date of the loan to March 9, 2026. On February 20, 2026, the loan of 12.2 million was repaid in full at par value.
•One of the third-party partners in The Carmin student housing property joint venture elected to crystallize their promote in accordance with the terms of the limited partnership agreement. We paid out the crystallized promote through a $8.9 million cash distribution and an increase in their ownership in the joint venture, resulting in a $0.1 million increase to non-controlling interest.
•We modified the San Simeon Holdings LLC (“San Simeon Preferred Equity”) agreement which extended the maturity date to April 1, 2031. We received a paydown of $4.9 million in conjunction with the modification.
Financings
•We borrowed an additional $91.2 million on our secured lending agreement in conjunction with the Sync DFW Multifamily Portfolio Loan origination.

•We exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on fair value as of March 31, 2026:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on fair value as of March 31, 2026:
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
As of March 31, 2026, we owned interests in 69 properties, which we acquired for a total purchase price of $1.1 billion, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and grocery-anchored retail properties, as well as real estate debt investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of March 31, 2026:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Industrial	14	2,354,624 sq. ft.	85%	$301,274	$5,769	20%
Healthcare	20	1,030,397 sq. ft.	95%	170,875	1,564	5%
Multifamily	3	739 units	94%	167,995	5,048	17%
Student Housing	1	833 beds	91%	113,276	3,310	11%
Office	2	181,517 sq. ft.	97%	85,500	2,135	7%
Self-Storage	8	468,375 units	87%	82,263	1,725	6%
Grocery-Anchored Retail	1	122,308 sq. ft.	100%	60,400	1,585	5%
Other(3)	20	5,147,690 sq. ft. / 383 lots	93%	99,343	2,162	7%
Total	69			$1,080,926	$23,298	78%
(1)Based on fair value as of March 31, 2026. Gross Asset Value consists of $852.7 million of our allocable share of consolidated real estate properties and $228.3 million of our allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the three months ended March 31, 2026. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. See “—Real Estate” below for additional information on these investments.

The following table provides a summary of our real estate debt as of March 31, 2026:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Real Estate Debt	4	$75,494	$5,073	17%
(1)Based on fair value as of March 31, 2026. The Fair Value includes investments in commercial mortgages net of the value of the secured lending agreement, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Real Estate Debt” below for additional information on these investments.
(2)Segment revenue is presented for the three months ended March 31, 2026. The Real Estate Debt segment revenue includes income from unconsolidated entities as a result of the San Simeon Preferred Equity investment, income from commercial loans and income from the investment in an affiliated fund.
The following table provides a summary of our real estate-related securities as of March 31, 2026:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue
Real Estate-Related Securities	19	$30,663	$273	1%
(1)Based on fair value as of March 31, 2026. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the three months ended March 31, 2026. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.

Real Estate
The following table provides information regarding our portfolio of real estate as of March 31, 2026:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Sq. Feet / Units /Beds		Occupancy
Industrial:
13034 Excelsior(4)	1	Norwalk, CA	December 2020	100%	53,527	sq. ft.	100%
5201 Industry(4)	1	Pico Rivera, CA	December 2020	100%	40,480	sq. ft.	100%
Meridian Business 940(4)	1	Aurora, IL	September 2021	100%	257,452	sq. ft.	100%
Capital Park 2919(4)	1	Grove City, OH	January 2022	100%	378,283	sq. ft.	100%
3101 Agler Road(4)	1	Columbus, OH	March 2022	100%	160,000	sq. ft.	100%
Earth City 13330	1	Earth City, MO	March 2022	95%	542,600	sq. ft.	42%
International Business 4535(4)	1	Charlotte, NC	July 2024	100%	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	384,335	sq. ft.	91%
Buckhorn Industrial(4)	1	Mebane, NC	August 2025	100%	265,200	sq. ft.	100%
Interstate Commerce(4)	1	Fort Pierce, FL	September 2025	100%	211,547	sq. ft.	100%
Total Industrial	14				2,354,624	sq. ft.

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	1,030,397	sq. ft.	95%
Total Healthcare	20				1,030,397	sq. ft.

Multifamily:
Everly Roseland(2)	1	Roseland, NJ	April 2022	57%	360	units	96%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	181	units	97%
Fleetwood Apartments	1	Las Vegas, NV	August 2025	93%	198	units	92%
Total Multifamily	3				739	units

Student Housing:
The Carmin(5)	1	Tempe, AZ	December 2021	57%	833	beds	91%
Total Student Housing	1				833	beds

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	80,980	sq. ft.	100%
Elizabeth on Seventh	1	Charlotte, NC	December 2025	100%	100,537	sq. ft.	95%
Total Office	2				181,517	sq. ft.

Self-Storage:
River Road Storage(4)	1	Salem, OR	September 2021	100%	76,034	sq. ft.	85%
South Loop Storage(4)	1	Houston, TX	September 2021	100%	66,981	sq. ft.	88%
University Parkway Storage(4)	1	Winston-Salem, NC	April 2022	100%	55,935	sq. ft.	87%
Bend Self-Storage Portfolio(4)	2	Bend, OR	June 2022	100%	62,755	sq. ft.	88%
Clarksville Self-Storage Portfolio(4)	3	Clarksville, TN	July 2022	100%	206,670	sq. ft.	87%
Total Self-Storage	8				468,375	sq. ft.

Grocery-Anchored Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	122,308	sq. ft.	100%
Total Grocery-Anchored Retail	1				122,308	sq. ft.

Other:
Retail GP Fund(3)	15	Various(4)	Various(4)	4.2% - 9.0%	5,147,690	sq. ft.	93%
Tanner Road MHC	1	Houston, TX	May 2025	100%	85	lots	100%
Arizona MHC Portfolio	3	Tucson, AZ	September 2025	100%	195	lots	88%
Silver Shores MHC	1	Everett, WA	November 2025	100%	103	lots	95%
Total Other	20
Total Investment Properties	69

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
(2)We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco and majority owned subsidiary of Invesco Global Property Plus Fund (“IGP+”). The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
(3)We hold an 85% ownership interest in a joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. The ownership interest and aggregate purchase price in the table above reflects ITP LLC’s ownership interest and the total amount paid by ITP LLC to obtain non-controlling general partner interests in the retail properties. The properties were acquired over several transactions from October 2021 to February 2026 and are located throughout the United States.
(4)These properties are held through our DST Program as of March 31, 2026 and have been consolidated in our condensed consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program are reported within non-controlling interests in consolidated joint ventures in our condensed consolidated balance sheets.
(5)In February 2026, we amended our joint venture agreement related to The Carmin student housing property resulting in a new consolidated ownership interest of 57%.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and grocery-anchored retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of March 31, 2026. The table below excludes our self-storage, multifamily, manufactured housing and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet(2)	% of Total Square Feet Expiring
2026 (remaining)	46	$3,371	9%	284,411	11%
2027	35	2,853	7%	333,875	12%
2028	39	2,838	7%	85,867	3%
2029	42	6,651	17%	570,981	21%
2030	38	3,984	10%	210,380	8%
2031	17	1,363	4%	166,594	6%
2032	16	2,228	6%	77,809	3%
2033	12	1,689	4%	41,249	2%
2034	17	3,390	9%	326,000	12%
2035	12	3,927	10%	406,707	15%
Thereafter	30	6,139	17%	195,183	7%
Total	304	$38,433	100%	2,699,056	100%
(1)Annualized base rent is determined from the annualized March 31, 2026 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Annualized base rent and square feet are presented at our pro rata share.
Real Estate Debt
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 96% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At March 31, 2026, we hold a total equity investment $25.4 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of March 31, 2026, our investment in CMI was $8.2 million.

The following tables summarize our investments in commercial loans as of March 31, 2026 and December 31, 2025:

				March 31, 2026
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.63%	$86,250	$83,100	$83,100	12/9/2030
Sync DFW Multifamily Portfolio Loan	1/9/2026	Senior	Interest Only	6.28%	113,998	113,998	113,998	1/9/2031
Total					$200,248	$197,098	$197,098

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest Only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335

(1)Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
During the three months ended March 31, 2026 and 2025, we recognized $0.3 million and $0.4 million, respectively, of interest income from the 5805 N Jackson Gap Loan which is recorded as income from commercial loans in our condensed consolidated statement of operations. On February 10, 2026, a short-term extension was granted to the borrower of 5805 N Jackson Gap Loan to extend the maturity date of the loan to March 9, 2026. On February 20, 2026, the loan was repaid in full at par value.
We have originated commercial real estate loan investments structured as senior loans, which are partially financed by the secured lending agreement described in Note 10 — “Borrowings”. During the three months ended March 31, 2026, we recognized $3.0 million of interest income from these commercial loans which is recorded as income from commercial loans in our condensed consolidated statement of operations and we recognized interest expense on the secured lending agreement of $2.1 million which is recorded as interest expense in our condensed consolidated statement of operations. We also recognized income from origination fees of $1.0 million during the three months ended March 31, 2026, which is recorded as income from commercial loans in our condensed consolidated statement of operations. We did not have any senior commercial real estate loan investments generating interest income during the three months ended March 31, 2025.
Investments in Liquid Real Estate-Related Securities
The following table details our investments in real estate-related securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$29,574	$(1,006)	$28,568	$210	$28,778	4.72%	11/21/2027
Preferred stock of REITs	N/A	N/A	1,975	(90)	1,885	6.74%	N/A
Total	$29,574	$(1,006)	$30,543	$120	$30,663

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred stock of REITs, the amount presented represents cost.
Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended March 31,		$ Change
in thousands	2026	2025
Revenues
Rental revenue	$19,579	$14,918	$4,661
Income from commercial loans	4,277	395	3,882
Other revenue	1,563	1,270	293
Total revenues	25,419	16,583	8,836
Expenses
Rental property operating	7,873	5,706	2,167
General and administrative	1,845	2,104	(259)
Management fee - related party	1,033	605	428
Performance participation interest - related party	781	—	781
Depreciation and amortization	9,628	7,056	2,572
Total expenses	21,160	15,471	5,689
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,138	73	1,065
Gain (loss) on real estate-related securities, net	273	553	(280)
Income (loss) from investment in affiliated fund, net	(71)	473	(544)
Gain (loss) on derivative instruments, net	559	(545)	1,104
Unrealized gain (loss) on commercial loans	8	(66)	74
Debt extinguishment charges	—	(34)	34
Interest income	113	730	(617)
Interest expense	(6,363)	(4,560)	(1,803)
Other income (expense), net	140	(78)	218
Total other income (expense), net	(4,203)	(3,454)	(749)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$56	$(2,342)	$2,398
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	(2,214)	13	(2,227)
Net (income) loss attributable to non-controlling interest in INREIT OP	—	(18)	18
Net income (loss) attributable to common stockholders	$(2,158)	$(2,347)	$189

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.09)	$(0.10)	$0.01
Weighted average shares of common stock
Basic	23,292,277	22,732,182	560
Diluted	23,292,277	22,732,182	560

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue increased by $4.7 million, other revenue increased by $0.3 million and rental property operating expenses increased by $2.2 million for the three months ended March 31, 2026 as compared to the same period in 2025. Rental revenue and property operating expenses increased due to the acquisition of nine new properties in the last twelve months. The increase in other revenue is due to an increase in interests sold in our DST Program driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive.

Income from Commercial Loans and related Interest Expense
During the three months ended March 31, 2026, income from commercial loans increased $3.9 million compared to the three months ended March 31, 2025. This is primarily due to interest income of $3.0 million from the two new senior loan originations in the last twelve months and origination fee income on the Sync DFW Multifamily Portfolio Loan of $1.0 million during the current period. The senior commercial loan investments are partially financed by a secured lending agreement. During the three months ended March 31, 2026, interest expense related to the secured lending agreement increased $2.1 million in the current period. This resulted in net interest income from commercial loans of $0.9 million during the current period. We did not have senior commercial loans financed by a secured lending agreement in the prior period.
Unrealized Gain (Loss) on Commercial Loans
For the three months ended March 31, 2026, unrealized gain (loss) on commercial loans increased by approximately $74,000 compared to the three months ended March 31, 2025 primarily driven by changes to the interest rate environment in the current period.
General and Administrative
During the three months ended March 31, 2026, general and administrative expenses decreased $0.3 million compared to the three months ended March 31, 2025. The decrease was primarily due to a reduction in various corporate level expenses during the quarter compared to the prior period.
Management Fee - Related Party
During the three months ended March 31, 2026, the management fee increased $0.4 million compared to the three months ended March 31, 2025 due to increases in our net asset value.
Performance Participation Interest - Related Party
During the three months ended March 31, 2026, the performance participation interest increased approximately $0.8 million consistent with increases in our net asset value. There was no performance participation interest accrual for the three months ended March 31, 2025.
Depreciation and Amortization
During the three months ended March 31, 2026, depreciation and amortization increased $2.6 million compared to the three months ended March 31, 2025 primarily due to the acquisition of nine properties in the last twelve months.
Income (Loss) from Unconsolidated Entities, Net
During the three months ended March 31, 2026, income from unconsolidated entities increased $1.1 million compared to the three months ended March 31, 2025. The increase is primarily due to an increase in net income at Vida JV LLC due to unrealized gains from derivatives.
Gain (Loss) on Real Estate-Related Securities, Net
During the three months ended March 31, 2026, our gains on real estate-related securities decreased by approximately $0.3 million compared to the three months ended March 31, 2025. The decrease was primarily due to market fluctuations on CMBS holdings.

Income (Loss) from Investment in Affiliated Fund, Net
During the three months ended March 31, 2026, income (loss) from investment in affiliated fund decreased by $0.5 million compared to the three months ended March 31, 2025. The decrease is primarily due to a decrease in our investment amount caused by partial redemptions and distributions which decreased our income allocations of the fund.
Gain (Loss) on Derivative Instruments, Net
During the three months ended March 31, 2026, we recorded a gain on derivative instruments of $0.6 million compared to a loss on derivative instruments of $0.5 million for the three months ended March 31, 2025. The change is primarily due to higher unrealized gains in the current period driven by changes to the interest rate environment.
Debt Extinguishment Charges
We did not incur any debt extinguishment charges during the three months ended March 31, 2026. During the three months ended March 31, 2025, we incurred debt extinguishment charges of approximately $34,000 related to the refinancing of the mortgage secured by The Carmin student housing property.
Interest Income
During the three months ended March 31, 2026, interest income decreased by $0.6 million compared to the three months ended March 31, 2025 primarily due to a lower average cash balance in the current period. This interest income primarily represents cash held in our bank accounts, while interest income from commercial loans is presented separately and described above.
Interest Expense
During the three months ended March 31, 2026, interest expense increased $1.8 million compared to the three months ended March 31, 2025. The increase in interest expense of $2.1 million from the secured lending agreement described above was partially offset by a decrease in interest expense related to the repayment of the mortgage related to the Midwest Industrial Portfolio in April 2025.
Other Income (Expense)
During the three months ended March 31, 2026, other income increased by $0.2 million compared to the three months ended March 31, 2025 primarily due to an income tax benefit recorded in the current period resulting from a net operating loss carryforward, as compared to income tax expense in the prior period.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	Three Months Ended March 31,
in thousands	2026	2025
Net income (loss) attributable to our stockholders	$(2,158)	$(2,347)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	9,628	7,056
Amount attributed to unconsolidated entities for real estate depreciation and amortization	2,477	2,415
Amount attributed to non-controlling interests for real estate depreciation and amortization	(1,189)	(1,691)
FFO attributable to our stockholders	8,758	5,433
Adjustments to arrive at AFFO:
Straight-line rental income	(369)	(145)
Amortization of capitalized tax abatement(1)	40	41
Amortization of above-market and below-market lease intangibles	(544)	(446)
Amortization of deferred financing costs	292	321
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(73)	1,180
Non-cash share based compensation awards	81	62
Non-cash performance participation interest	781	—
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	(415)	541
Amount attributed to unconsolidated entities for above adjustments	—	60
Amount attributed to non-controlling interests for above adjustments	(14)	(344)
AFFO attributable to our stockholders	8,537	6,703
Adjustments to arrive at FAD:
Non-cash management fee	1,033	605
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	1,500	594
Accrued preferred return from preferred membership interest	(313)	(300)
Accrued preferred return from preferred equity investment	(184)	(85)
Stockholder servicing fees	(55)	(46)
Recurring capital expenditures attributed to unconsolidated entities(3)	(346)	(1,221)
Recurring capital expenditures attributed to non-controlling interests(3)	(341)	800
Realized (gains) losses on financial instruments(4)	6	34
Accrued property incentive fees	—	(92)
FAD attributable to our stockholders	$9,837	$6,992
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of March 31, 2026, accumulated amortization of the capitalized tax abatement was $0.7 million.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	March 31, 2026	December 31, 2025
Stockholders' equity	$45,879	$67,071
Adjustments:
Class N redeemable common stock(1)	451,347	445,933
Unrealized net real estate and borrowings appreciation (depreciation)(2)	(4,551)	(16,533)
Accumulated depreciation and amortization(3)	143,185	141,816
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	150	—
Accrued stockholder servicing fee(6)	2,687	2,510
Impairment of investments in real estate(7)	6,182	6,182
Straight-line rent receivable(8)	(9,034)	(8,534)
Change in interest in consolidated joint ventures(9)	(8,000)	(17,020)
Other	—	(862)
NAV	$639,845	$632,563
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
The following table provides a breakdown of the major components of our total NAV as of March 31, 2026 and December 31, 2025:

in thousands, except share/unit data
Components of NAV	March 31, 2026	December 31, 2025
Investments in real estate	$1,011,497	$1,006,986
Investments in unconsolidated entities	158,397	157,442
Investments in real estate-related securities	30,663	33,259
Investments in commercial loans	197,098	95,335
Investment in affiliated fund	8,153	12,545
Cash and cash equivalents	33,840	25,578
Restricted cash	8,996	1,954
Other assets	3,431	2,230
Mortgage notes, revolving credit facility, secured lending agreement and financing obligation, net	(446,193)	(394,425)
Subscriptions received in advance	(4,626)	(401)
Other liabilities	(21,959)	(20,574)
Accrued performance participation interest	(781)	(151)
Management fee payable	(698)	(626)
Accrued stockholder servicing fees	(20)	(17)
Non-controlling interests in joint-ventures	(337,953)	(286,572)
Net asset value	$639,845	$632,563
Number of outstanding shares/units	23,376,432	21,183,377
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Operating Partnership Units(1)	Total
Net asset value	$7,140	$12,370	$13,615	$100,294	$37,118	$427,258	$27,579	$14,319	$152	$639,845
Number of outstanding shares/units	273,605	473,213	521,336	3,818,742	1,313,175	15,418,839	1,021,631	530,522	5,369	23,376,432
NAV Per Share/Unit as of March 31, 2026	$26.0963	$26.1397	$26.1159	$26.2637	$28.2659	$27.7101	$26.9948	$26.9908	$28.2659

(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the March 31, 2026 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.3%	5.8%
Office	9.7%	7.3%
Industrial	7.8%	5.8%
Self-Storage	7.6%	5.8%
Multifamily	7.5%	5.5%
Student Housing	8.0%	5.8%
Retail	8.4%	7.3%
Manufactured Housing Community	10.1%	5.6%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values	Manufactured Housing Community Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%	+1.9%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%	(1.8)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.1%	+2.9%	+2.7%	+3.0%	+2.7%	+1.9%	+3.0%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.7)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%	(2.7)%

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
For the three months ended March 31, 2026 and 2025, we declared distributions of $9.6 million and $9.4 million, respectively.
The following table summarizes our distributions declared during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,497	36%	$3,670	39%
Reinvested in shares	6,106	64%	5,710	61%
Total distributions	$9,603	100%	$9,380	100%
Sources of Distributions
Cash flows from operating activities	$9,603	100%	$4,568	49%
Distributions of capital from investments in unconsolidated entities(1)	—	—%	3,050	33%
Offering proceeds(3)	—	—%	1,762	19%
Total sources of distributions	$9,603	100%	$9,380	100%

Cash flows from operating activities	$15,451		$4,568
Funds from Operations(2)	$8,758		$5,433
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Preferred Equity, which owns a multifamily property, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in fifteen retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. The distributions received from this investment are classified as investing activities.
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
The table below details the net distribution for each of our share classes for the three months ended March 31, 2026:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
January 30, 2026	$0.1207	$0.1206	$0.1340	$0.1395	$0.1395	$0.1395	$0.1387	$0.1395
February 27, 2026	0.1202	0.1202	0.1322	0.1372	0.1372	0.1372	0.1353	0.1372
March 31, 2026	0.1207	0.1207	0.1340	0.1395	0.1395	0.1395	0.1368	0.1395
Total	$0.3616	$0.3615	$0.4002	$0.4162	$0.4162	$0.4162	$0.4108	$0.4162

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
If we are unable to raise substantial funds in the Public Offering or Private Offerings, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Public Offering and Private Offerings. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of March 31, 2026 and December 31, 2025, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of March 31, 2026 and December 31, 2025, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of March 31, 2026 and December 31, 2025, we have $5.2 million and $3.8 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of March 31, 2026 and December 31, 2025, we have $0.6 million and $0.5 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended March 31, 2026 did not exceed the charter-imposed limitation.
MassMutual committed and fully funded $400.0 million of Class N common stock in our Class N Private Offering. Beginning January 1, 2026 and continuing until we have repurchased $200.0 million of MassMutual shares, we are required to repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million. MassMutual has elected to forgo this repurchase obligation through May 1, 2026.
Beginning January 1, 2026, MassMutual holds the right to request that we repurchase MassMutual shares on a monthly basis, subject to thresholds based on monthly net offering proceeds and the Company’s NAV. This right to request that we repurchase MassMutual shares is in addition to the requirement to repurchase MassMutual shares described in the preceding paragraph. We will not be required to repurchase (1) in any calendar year, more than $150.0 million of MassMutual shares or (2) in any calendar month, MassMutual shares with an aggregate repurchase price equal to more than 100% of the net proceeds to us from the sale of shares of our common stock during such month. MassMutual has not exercised the right to request repurchases as of May 11, 2026.

Capital Resources
Our borrowing arrangements include a revolving credit facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of March 31, 2026 and December 31, 2025:

			March 31, 2026				Principal Outstanding Balance
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	March 31, 2026	December 31, 2025
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.22%	$250,000	$94,237	$—	$40,000

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.32%	$300,000	$142,320	$157,680	$66,480

Mortgage Notes Payable
The Carmin	3/5/2027	3/5/2032	S + 1.75%	5.43%	$84,000	$—	$84,000	$84,000
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.13%	113,500	1,505	111,995	111,658
Total mortgages payable							235,655	235,318
Deferred financing costs, net							(502)	(570)
Mortgages payable, net							$235,153	$234,748
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
As of March 31, 2026, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
On January 22, 2021, we entered into the Revolving Credit Facility with Bank of America. As of March 31, 2026, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The unused commitment fee is 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
In December 2025, we entered into a traditional repurchase agreement with Citibank. As of March 31, 2026, the aggregate commitment is $160.2 million with the ability to request increases up to $300.0 million in aggregate commitments, subject to certain conditions. We have pledged two investments in commercial loans with a fair value of $197.1 million as collateral for this agreement. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of March 31, 2026. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
We have entered into mortgage notes that are secured by our real estate investments.

On March 5, 2026, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.
In connection with the failed sale and leaseback of The Carmin property, as of March 31, 2026, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
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
At March 31, 2026, we had cash and cash equivalents of $33.8 million and restricted cash of $9.0 million. Our restricted cash consists of subscriptions received in advance, an interest and capital expenditure reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended January 31, 2026, February 28, 2026 and March 31, 2026, we received repurchase requests below the applicable repurchase limits under our Share Repurchase Plan and fulfilled all repurchase requests.

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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $128.1 million of immediate liquidity as of March 31, 2026, comprised of $94.2 million of undrawn capacity on our Revolving Credit Facility and $33.8 million of cash and cash equivalents. In addition, we hold $30.7 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
in thousands	2026	2025
Cash flows provided by (used in) operating activities	$15,451	$4,568
Cash flows provided by (used in) investing activities	(97,940)	2,853
Cash flows provided by (used in) financing activities	97,793	85,790
Net increase (decrease) in cash and cash equivalents and restricted cash	$15,304	$93,211
Operating Activities
Cash flows provided by operating activities of $15.5 million for the three months ended March 31, 2026 consists of our net income of $0.1 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates. We also had an increase in distributions received from equity method investments classified as operating activities based on the cumulative earnings approach in connection with the San Simeon Preferred Equity modification.

Investing Activities
Cash flows used in investing activities increased $100.8 million during the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to the origination of the Sync DFW Multifamily Portfolio Loan during the period. This increase was offset by the repayment of the 5805 N Jackson Gap Loan and a partial redemption of our investment in an affiliated fund.
Financing Activities
Cash flows provided by financing activities increased $12.0 million for the three months ended March 31, 2026 compared to the corresponding period in 2025 primarily due to an increase in net borrowings of $32.7 million and an increase in net proceeds and repurchases of common stock of $3.0 million. These increases were partially offset by cash paid in connection with the amendment to the agreement of our joint venture in The Carmin of $8.9 million and a decrease in contributions from non-controlling interests of $4.5 million.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Pending Accounting Pronouncements
There have been no significant changes to the status of our adoption of the recently issued accounting pronouncement that is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Certain of our mortgage notes are variable rate and indexed to SOFR. As of March 31, 2026, we had borrowed $235.7 million under our mortgage notes. Of our total borrowings, $196.0 million bears variable rate interest. As of March 31, 2026, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease of approximately $3,000, respectively, net of the impact of our interest rate hedges.
We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of March 31, 2026, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.1 million, respectively.

As of March 31, 2026, we have originated $39.4 million of variable rate senior commercial loans, net of the secured lending agreement, that are indexed to SOFR. A rise in benchmark interest rates, such as SOFR, can be expected to lead to higher interest income earned (calculated as benchmark interest rate plus spread) on the variable rate commercial real estate loans we hold. A decline in benchmark interest rates can be expected to lead to lower interest income earned on the variable rate commercial real estate loans we hold. To mitigate the impact of reduced earnings as a result of declining benchmark interest rates, we expect to structure benchmark interest rate floors into each loan where the borrower will be required to pay minimum debt service payments should benchmark interest rates fall below a predetermined rate. Additionally, reduced benchmark interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not feature interest rate floors, but our variable rate commercial real estate loans feature minimum debt service payments due to us, declining benchmark interest rates below the structured floors may result in an increase to the net interest income received.
The sensitivity analysis table presented below shows the estimated impact in net interest income due to an increase or decrease in SOFR assuming no changes in the composition of our commercial real estate loan investment portfolio and related borrowings over a twelve-month period.

$ in thousands	As of March 31, 2026
Change in Interest Rates	Projected Increase (Decrease)
+1.00%	$394
+0.50%	$197
-1.00%	$237
-0.50%	$(197)
As mentioned above, all of our variable rate commercial real estate loans have interest rate floors while our borrowings do not have floors. As a result, a decline in benchmark rates decreases our borrowing costs while loan income decreases only to the floor, which we anticipate would result in an increase in net interest income should benchmark interest rates fall below a predetermined rate.
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
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2026, we held derivative instruments with a fair value asset balance of $0.5 million and a fair value liability balance of $0.2 million.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On January 1, 2026, we issued 10,761 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On February 1, 2026, we issued 11,508 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On March 1, 2026, we issued 11,925 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On January 1, 2026, we issued 12,073 unregistered Class S-PR shares of common stock for total consideration of $0.3 million.
On February 1, 2026, we issued 63,678 unregistered Class S-PR shares of common stock for total consideration of $1.7 million.
On March 1, 2026, we issued 38,913 unregistered Class S-PR shares of common stock for total consideration of $1.0 million.
On February 1, 2026, we issued 4,630 unregistered Class K-PR shares of common stock for total consideration of $0.1 million.
On March 1, 2026, we issued 60,603 unregistered Class K-PR shares of common stock for total consideration of $1.6 million.
The below shows the total issuances of Class E, Class N and Class K-PR shares of common stock by us to pursuant to the distribution reinvestment plan in our Private Offerings for the three months ended March 31, 2026.

Date of Issuance	Class of Common Stock	Number of Shares Issued	Consideration Paid
1/12/2026	Class E	297	$8,327
1/12/2026	Class N	65,507	$1,805,720
1/12/2026	Class K-PR	67	$1,808
1/12/2026	Class S-PR	19	$508
2/10/2026	Class E	298	$8,369
2/10/2026	Class N	65,696	$1,814,546
2/10/2026	Class K-PR	67	$1,817
2/10/2026	Class S-PR	57	$1,542
3/12/2026	Class E	294	$8,272
3/12/2026	Class N	65,025	$1,793,883
3/12/2026	Class K-PR	71	$1,923
3/12/2026	Class S-PR	279	$7,525
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
During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
January 2026	167,863	$26.28	162,084	—
February 2026	86,064	26.25	80,286	—
March 2026	36,298	26.46	30,519	—
	290,225	$26.30	272,889	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 17,336 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $28.13, related to shares that were previously issued to the Adviser as payment of management fees.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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
(Principal Financial Officer)

Date: May 11, 2026