Form 10-Q
period 2026-06-30
Invesco Real Estate Income Trust Inc.
filed 2026-08-10
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 10, 2026, the issuer had the following shares outstanding: 276,417 shares of Class T common stock, 483,925 shares of Class S common stock, 505,317 shares of Class D common stock, 3,628,003 shares of Class I common stock, 1,155,809 shares of Class E common stock, 15,684,045 shares of Class N common stock, 1,227,834 shares of Class S-PR common stock, and 752,891 shares of Class K-PR common stock.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and six months ended June 30, 2026 and 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70

ITEM 4.	CONTROLS AND PROCEDURES	72

PART II	OTHER INFORMATION	73

ITEM 1.	LEGAL PROCEEDINGS	73

ITEM 1A.	RISK FACTORS	73

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	74

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	76

ITEM 4.	MINE SAFETY DISCLOSURES	76

ITEM 5.	OTHER INFORMATION	77

ITEM 6.	EXHIBITS	78

SIGNATURES		79

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	June 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$874,997	$857,577
Investments in unconsolidated entities	121,725	123,462
Investments in commercial loans, at fair value	197,867	95,335
Investments in real estate-related securities, at fair value	26,904	33,259
Investment in affiliated fund, at fair value	7,249	12,545
Intangible assets, net	41,250	43,207
Cash and cash equivalents	35,726	25,578
Restricted cash	4,980	1,954
Other assets	11,661	7,999
Total assets(1)	$1,322,359	$1,200,916

LIABILITIES
Revolving credit facility	$15,000	$40,000
Secured lending agreement	157,680	66,480
Mortgages payable, net	235,276	234,748
Financing obligation, net	53,977	53,983
Due to affiliates	23,945	22,395
Accounts payable, accrued expenses and other liabilities	26,308	22,340
Total liabilities(2)	512,186	439,946

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	456,803	445,933
Redeemable non-controlling interest in INREIT OP	147	—

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	3	3
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	5	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	5	5
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	36	40
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	12	13
Common stock, Class S-PR shares, $0.01 par value per share, 600,000,000 shares authorized	11	9
Common stock, Class K-PR shares, $0.01 par value per share, 600,000,000 shares authorized	7	4
Additional paid-in capital	233,133	242,367
Accumulated deficit and cumulative distributions	(199,157)	(175,374)
Total stockholders' equity	34,055	67,071
Non-controlling interests in consolidated joint ventures	319,168	247,966
Total equity	353,223	315,037
Total liabilities, redeemable equity instruments and equity	$1,322,359	$1,200,916
(1) Includes restricted assets of consolidated variable interest entities at June 30, 2026 and December 31, 2025 of $574.3 million and $489.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated variable interest entities at June 30, 2026 and December 31, 2025 of $150.0 million and $145.7 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands except share amounts	2026	2025	2026	2025
Revenues
Rental revenue	$20,683	$14,498	$40,262	$29,416
Income from commercial loans	3,196	390	7,473	785
Other revenue	1,000	760	2,563	2,030
Total revenues	24,879	15,648	50,298	32,231
Expenses
Rental property operating	8,242	6,631	16,115	12,337
General and administrative	1,742	2,495	3,587	4,599
Management fee - related party	1,148	708	2,181	1,313
Performance participation interest - related party	482	8	1,263	8
Depreciation and amortization	9,581	7,153	19,209	14,209
Total expenses	21,195	16,995	42,355	32,466
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,681	419	2,819	492
Gain (loss) on real estate-related securities, net	351	697	624	1,250
Income (loss) from investment in affiliated fund, net	85	224	14	697
Gain (loss) on derivative instruments, net	213	(92)	772	(637)
Unrealized gain (loss) on commercial loans	171	21	179	(45)
Debt extinguishment charges	—	(451)	—	(485)
Interest income	76	756	189	1,486
Interest expense	(5,622)	(3,925)	(11,985)	(8,485)
Other income (expense), net	(365)	(85)	(225)	(163)
Total other income (expense), net	(3,410)	(2,436)	(7,613)	(5,890)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$274	$(3,783)	$330	$(6,125)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(2,614)	$(317)	$(4,828)	$(304)
Net (income) loss attributable to non-controlling interest in INREIT OP	1	(37)	1	(55)
Net income (loss) attributable to common stockholders	$(2,339)	$(4,137)	$(4,497)	$(6,484)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.10)	$(0.18)	$(0.19)	$(0.28)
Weighted average shares of common stock
Basic	23,590,492	22,850,487	23,443,421	22,791,661
Diluted	23,590,492	22,850,487	23,443,421	22,791,661
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2025	$3	$4	$5	$40	$13	$—	$9	$4	$242,367	$(175,374)	$67,071	$247,966	$315,037	$445,933	$—
Proceeds from issuance of common stock, net of offering costs	—	1	—	—	—	—	1	1	6,485	—	6,488	—	6,488	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	651	—	651	—	651	5,414	—
Common stock repurchased	—	—	—	(2)	—	—	—	—	(7,629)	—	(7,631)	—	(7,631)	—	—
Share-based compensation	—	—	—	—	—	—	—	—	81	—	81	—	81	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,158)	(2,158)	2,214	56	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,603)	(9,603)	—	(9,603)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	150
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	59,343	59,343	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,547)	(2,547)	—	—
Distributions to non-controlling interests for promote crystallization in consolidated joint ventures	—	—	—	—	—	—	—	—	(9,020)	—	(9,020)	121	(8,899)	—	—
Balance at March 31, 2026	$3	$5	$5	$38	$13	$—	$10	$5	$232,935	$(187,135)	$45,879	$307,097	$352,976	$451,347	$150
Proceeds from issuance of common stock, net of offering costs	—	—	—	1	—	—	1	2	10,997	—	11,001	—	11,001	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	748	—	748	—	748	5,456	—
Common stock repurchased	—	—	—	(3)	(1)	—	—	—	(11,627)	—	(11,631)	—	(11,631)	—	—
Share-based compensation	—	—	—	—	—	—	—	—	80	—	80	—	80	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,339)	(2,339)	2,614	275	—	(1)
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,683)	(9,683)	—	(9,683)	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	12,644	12,644	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,187)	(3,187)	—	—
Balance at June 30, 2026	$3	$5	$5	$36	$12	$—	$11	$7	$233,133	$(199,157)	$34,055	$319,168	$353,223	$456,803	$147
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2024	$6	$7	$9	$47	$12	$—	$—	$—	$229,983	$(127,796)	$102,268	$74,340	$176,608	$425,178	$2,018
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	—	—	—	—	4,631	—	4,633	—	4,633	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	575	—	575	—	575	5,097	—
Common stock repurchased	—	—	—	(3)	—	—	—	—	(9,502)	—	(9,505)	—	(9,505)	—	(865)
Share-based compensation	—	—	—	—	—	—	—	—	62	—	62	—	62	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,347)	(2,347)	(13)	(2,360)	—	18
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,359)	(9,359)	—	(9,359)	—	(22)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	63,827	63,827	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,427)	(1,427)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	17,050	—	17,050	—	17,050	—	—
Balance at March 31, 2025	$6	$8	$9	$45	$12	$—	$—	$—	$242,799	$(139,502)	$103,377	$136,727	$240,104	$430,275	$1,149
Proceeds from issuance of common stock, net of offering costs	—	—	—	1	1	—	—	—	5,557	—	5,559	—	5,559	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	614	—	614	—	614	5,132	—
Common stock repurchased	—	—	—	(2)	—	—	—	—	(6,652)	—	(6,654)	—	(6,654)	—	(859)
Share-based compensation	—	—	—	—	—	—	—	—	63	—	63	—	63	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,137)	(4,137)	317	(3,820)	—	37
Exchange of common stock	(3)	(3)	(4)	(3)	—	—	9	4	—	—	—	—	—	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share)	—	—	—	—	—	—	—	—	—	(9,398)	(9,398)	—	(9,398)	—	(8)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	7,985	7,985	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,185)	(1,185)	—	—
Purchase of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	(32)	—	(32)	(1,488)	(1,520)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	35	—	35	—	35	—	(35)
Balance at June 30, 2025	$3	$5	$5	$41	$13	$—	$9	$4	$242,384	$(153,037)	$89,427	$142,356	$231,783	$435,407	$284
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
in thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$330	$(6,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash management fee	2,181	1,313
Non-cash performance participation interest	1,263	8
(Income) loss from unconsolidated entities, net	(2,819)	(492)
Depreciation and amortization	19,209	14,209
Non-cash share-based compensation awards	161	125
Straight-line rents	(952)	(332)
Amortization of below-market lease intangibles	(1,145)	(955)
Amortization of above-market lease intangibles	87	87
Amortization of deferred financing costs	532	747
(Income) loss from investment in affiliated fund, net	(14)	(697)
Unrealized (gain) loss from real estate-related securities, net	398	(343)
Realized (gain) loss from real estate-related securities, net	6	1,029
Unrealized (gain) loss on commercial loans	(179)	45
(Gain) loss on derivative instruments, net	(639)	1,246
Distributions of earnings from investments in unconsolidated entities	6,542	2,195
Other items	(221)	254
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(2,105)	(1,076)
(Decrease) increase in due to affiliates	87	(1,923)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	4,204	(1,926)
Net cash (used in) provided by operating activities	26,926	7,389
Cash flows from investing activities:
Distribution from affiliated fund	365	901
Investments in unconsolidated entities	(3,040)	(341)
Distributions of capital from investments in unconsolidated entities	1,054	3,483
Redemption of investment in affiliated fund	4,980	6,606
Originations and fundings of commercial loans	(114,598)	—
Proceeds from repayment of commercial loan	12,245	761
Acquisitions of real estate	(32,605)	(9,718)
Capital improvements to real estate	(1,808)	(1,672)
Purchase of real estate-related securities	—	(28,636)
Proceeds from sale of real estate-related securities	6,081	26,834
Net cash provided by (used in) investing activities	(127,326)	(1,782)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,764	9,491
Offering costs paid	(99)	(96)
Repurchase of common stock and OP units	(19,288)	(16,335)
Subscriptions received in advance	697	1,457
Proceeds from revolving credit facility	35,000	—
Repayment of revolving credit facility	(60,000)	—
Borrowings from mortgages payable	337	84,000
Payments of mortgages payable	—	(135,500)
Borrowings under secured financings of investments in private real estate credit	91,200	—
Payment of deferred financing costs	(383)	—
Debt extinguishment charges	—	485
Payment of financing obligation	(6)	(4)
Contributions from non-controlling interests	71,987	71,812
Distributions to non-controlling interests	(5,734)	(2,612)
Cash paid for promote crystallization in consolidated joint ventures	(8,899)	—
Purchase of interest in consolidated joint ventures	—	(1,520)
Cash received from sale of interest in consolidated joint ventures	—	9,421
Common stock and INREIT OP unit distributions	(7,002)	(7,390)
Net cash provided by (used in) financing activities	113,574	13,209
Net change in cash and cash equivalents and restricted cash	13,174	18,816
Cash and cash equivalents and restricted cash, beginning of period	27,532	53,059
Cash and cash equivalents and restricted cash, end of period	$40,706	$71,875
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$35,726	$68,929
Restricted cash	4,980	2,946
Total cash and cash equivalents and restricted cash	$40,706	$71,875
Supplemental disclosures:
Interest paid	$11,353	$8,238
Income taxes paid	349	155
Non-cash investing and financing activities:
Note receivable from sale of consolidated joint ventures	$—	$7,629
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	265	—
Issuance of Class E OP Units to non-controlling interests	150	—
Issuance of Class E shares for payment of management fees	2,032	1,196
Accrued capital expenditures	45	59
Distributions payable	3,231	3,123
Distribution reinvestment	12,269	11,418
Accrued offering costs due to affiliates	208	401
Adjustment to carrying value of redeemable equity instruments	—	(35)
Accrued common stock repurchases	(26)	1,546

See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Organization and Business Purpose
Invesco Real Estate Income Trust Inc. (the “Company” or “we”) is focused on investing in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate and acquire private real estate credit and invest in real estate-related securities. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (the “Operating Partnership” or “INREIT OP”), of which we are the sole general partner. We were incorporated in October 2018 as a Maryland corporation and commenced real estate operations in September 2020. We are externally managed by Invesco Advisers, Inc. (the “Adviser”), a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco Ltd. (“Invesco”), an independent global investment management firm.
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
For the three and six months ended June 30, 2026, we recorded a net tax benefit of approximately $13,000 and $48,000, respectively, located within other income (expense), net on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, we recorded a net tax benefit of $0.1 million and a net tax expense of approximately $8,000 located within other income (expense), net on our condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, we had a net deferred tax liability of $0.2 million and $0.5 million, respectively. Deferred tax liabilities are recorded within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets. As of June 30, 2026, our tax years 2022 through 2026 remain subject to examination by the United States tax authorities.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	June 30, 2026	December 31, 2025
Building and improvements	$715,268	$688,814
Land and land improvements	233,309	229,513
Furniture, fixtures and equipment	11,036	10,676
Total	959,613	929,003
Accumulated depreciation	(84,616)	(71,426)
Investments in real estate, net	$874,997	$857,577
Acquisitions
We acquired the following properties during the six months ended June 30, 2026:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Gateway One	100%	1	Industrial	April 2026	$32,460
(1)Purchase price is inclusive of acquisition-related costs.
The following table summarizes the allocation of the total cost for the properties acquired during the six months ended June 30, 2026:

$ in thousands	Amount
Building and building improvements	$25,250
Land and land improvements	3,346
Lease intangibles(1)	3,894
Below-market lease intangibles	(30)
Total purchase price(2)	$32,460
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2026 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	7.21	7.24	7.71
Promote Crystallization for Consolidated Joint Venture
In February 2026, one of the third-party partners in The Carmin student housing property joint venture elected to crystallize its promote in accordance with the terms of the limited partnership agreement. The crystallized promote was settled through an $8.9 million cash distribution to the non-controlling interest and an increase in their ownership in the joint venture, resulting in a $0.1 million increase to non-controlling interest. We have accounted for the transaction as an equity transaction as we will continue to account for the entity on a consolidated basis in our condensed consolidated financial statements. The total consideration of $9.0 million has been reflected as a decrease to additional paid-in capital on our condensed consolidated balance sheets.
Impairment
During the three and six months ended June 30, 2026 and 2025, we did not recognize any impairment losses on our real estate investments.

4.Investments in Unconsolidated Entities
As of June 30, 2026, we held five investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of our investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of June 30, 2026 and December 31, 2025 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	June 30, 2026	December 31, 2025
Vida JV LLC(2)	42.5%	$59,425	$59,524
San Simeon Preferred Equity(3)	N/A	25,790	30,056
PTCR Holdco, LLC(4)	N/A	12,169	11,344
Retail GP Fund(5)	4.5% to 9.5%	23,383	22,308
Homestead Communities, LLC(6)	50.0%	818	230
Other		140	—
Total		$121,725	$123,462
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). We hold a 50% ownership interest in the Invesco JV. As of June 30, 2026, the Invesco JV owned an 85% interest in a joint venture (“Vida JV LLC”) with an unaffiliated third party. As of June 30, 2026, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. On March 13, 2026, the San Simeon Preferred Equity agreement was modified to extend the remaining term to April 1, 2031. In conjunction with the modification, a paydown was made by the common member to reduce the outstanding principal balance to $25.3 million. As of June 30, 2026 and after the modification, the investment yields a preferred return rate of 8.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.25% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 9.5% in fifteen retail properties.
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
Our share of the unconsolidated entities’ income (loss) for the three and six months ended June 30, 2026 and 2025 was as follows:

		Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands		Three Months Ended June 30,		Six Months Ended June 30,
Entity	Ownership Percentage	2026	2025	2026	2025
Vida JV LLC	42.5%	$131	$(684)	$156	$(1,254)
San Simeon Preferred Equity	N/A	867	831	1,714	1,645
PTCR Holdco, LLC	N/A	463	270	824	519
Retail GP Fund	4.5% to 9.5%	(77)	6	(301)	(227)
Homestead Communities, LLC	50.0%	297	(4)	426	(191)
Total		$1,681	$419	$2,819	$492

The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	June 30, 2026			December 31, 2025
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$370,526	$(231,416)	$(139,110)	$364,661	$(225,438)	$(139,223)
San Simeon Preferred Equity	132,973	(79,797)	(53,176)	134,192	(78,500)	(55,692)
Retail GP Fund	1,153,188	(754,681)	(398,507)	1,111,223	(718,971)	(392,252)
Other	9,596	(9,579)	(17)	7,154	(8,443)	1,289
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,751	$322	$9,450	$(1,606)
San Simeon Preferred Equity	2,953	764	2,722	569
Retail GP Fund	35,956	(836)	26,234	(5,740)
Other	5,681	1,384	3,948	(589)
Total	$54,341	$1,634	$42,354	$(7,366)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$19,246	$392	$18,821	$(2,944)
San Simeon Preferred Equity	5,751	965	5,405	1,357
Retail GP Fund	69,002	(4,173)	43,469	(9,512)
Other	9,136	1,343	5,912	(1,643)
Total	$103,135	$(1,473)	$73,607	$(12,742)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three and six months ended June 30, 2026 and 2025.

5.Investments in Commercial Loans
The following tables summarize our investments in commercial loans as of June 30, 2026 and December 31, 2025:

				June 30, 2026
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.58%	$86,250	$83,697	$83,764	12/9/2030
Sync DFW Multifamily Portfolio Loan	1/9/2026	Senior	Interest Only	6.23%	113,998	113,998	114,103	1/9/2031
Total					$200,248	$197,695	$197,867

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest Only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335
(1)Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
In February 2026, we granted the borrower of 5805 N Jackson Gap Loan, a mezzanine commercial loan, a short-term extension of the loan’s maturity date to March 9, 2026. The loan was subsequently repaid in full at par value in February 2026.
Interest income recognized from the 5805 N Jackson Gap Loan was $0.3 million during the six months ended June 30, 2026. No interest income was recognized during the three months ended June 30, 2026 because the loan was repaid in February 2026. During the three and six months ended June 30, 2025, interest income recognized from the loan was $0.4 million and $0.8 million, respectively. Interest income from the loan is recorded as income from commercial loans in our condensed consolidated statements of operations.
We have originated commercial real estate loan investments structured as senior loans, which are partially financed by the secured lending agreement described in Note 10 — “Borrowings.” During the three and six months ended June 30, 2026, these loans generated interest income of $3.2 million and $6.2 million, respectively. In addition, we recognized $1.0 million of origination fee income during the six months ended June 30, 2026. No origination fee income was recognized during the three months ended June 30, 2026 as there were no loan originations during the period. Interest income and origination fee income are recorded as income from commercial loans in our condensed consolidated statements of operations. During the three and six months ended June 30, 2026, we recognized interest expense associated with the secured lending agreement of $2.2 million and $4.2 million, respectively, which is recorded as interest expense in our condensed consolidated statements of operations. We did not have any senior commercial real estate loan investments or secured lending agreements outstanding during the three and six months ended June 30, 2025.

6.Investments in Real Estate-Related Securities
The following tables summarize our investments in real estate-related securities by asset type:

	June 30, 2026
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,894	$(941)	$24,953	$62	$25,015	6.76%	2/14/2028
Preferred stock of REITs	N/A	N/A	1,975	(86)	1,889	6.72%	N/A
Total	$25,894	$(941)	$26,928	$(24)	$26,904

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	June 30, 2026
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$71,646	$(39,548)	$32,098
Leasing commissions	11,859	(3,853)	8,006
Above-market lease intangibles	1,951	(805)	1,146
Total intangible assets, net	$85,456	$(44,206)	$41,250

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$11,874	$(4,551)	$7,323
Total intangible liabilities, net	$11,874	$(4,551)	$7,323

	December 31, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$68,725	$(34,418)	$34,307
Leasing commissions	10,730	(3,063)	7,667
Above-market lease intangibles	1,951	(718)	1,233
Total intangible assets, net	$81,406	$(38,199)	$43,207

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$11,875	$(3,421)	$8,454
Total intangible liabilities, net	$11,875	$(3,421)	$8,454

The estimated future amortization of our intangibles for each of the next five years and thereafter as of June 30, 2026 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2026 (remainder)	$4,733	$1,008	$89	$(1,118)
2027	6,795	1,575	175	(2,095)
2028	4,658	1,195	175	(1,159)
2029	4,218	1,056	164	(947)
2030	3,842	961	94	(599)
2031	5,091	1,222	94	(537)
Thereafter	2,761	989	355	(868)
	$32,098	$8,006	$1,146	$(7,323)
8.Other Assets
The following table summarizes the components of other assets:

in thousands	June 30, 2026	December 31, 2025
Deferred rent	$5,543	$4,591
Prepaid expenses	1,870	697
Receivables, net	1,361	111
Capitalized tax abatement, net(1)	947	1,030
Derivative instruments	522	405
Deposits	492	333
Other	926	832
Total	$11,661	$7,999
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2026, accumulated amortization of the capitalized tax abatement was $0.7 million.
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
The following table summarizes changes to the notional amount of our derivative instruments for the six months ended June 30, 2026:

in thousands	Notional Amount as of December 31, 2025	Additions	Termination or Expiration	Notional Amount as of June 30, 2026
Interest rate swaps	$195,400	$—	$(58,900)	$136,500
Total	$195,400	$—	$(58,900)	$136,500

The following tables summarize the notional amount and other information related to our interest rate swaps as of June 30, 2026 and December 31, 2025:

	June 30, 2026
in thousands	Number of Instruments	Notional Amount(1)	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swaps	2	$136,500	$522	3.42%	0.74
Total assets	2	$136,500	$522

	December 31, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swap	1	$52,500	$405	2.73%	1.32
Total assets	1	$52,500	$405
Liabilities(3)
Interest rate swaps	2	$142,900	$524	3.86%	0.80
Total liabilities	2	$142,900	$524
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
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate swaps	$38	$42	$133	$213
Total	$38	$42	$133	$213

	Three Months Ended June 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$121	$(196)	$(75)
Interest rate swap	—	252	(269)	(17)
Total	$—	$373	$(465)	$(92)

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate swaps	$38	$132	$602	$772
Total	$38	$132	$602	$772

	Six Months Ended June 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$—	$138	$(468)	$(330)
Interest rate swap	—	472	(779)	(307)
Total	$—	$610	$(1,247)	$(637)

10.Borrowings
Our borrowing arrangements include a revolving credit facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of June 30, 2026 and December 31, 2025:

			June 30, 2026				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	June 30, 2026	December 31, 2025
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.19%	$250,000	$84,000	$15,000	$40,000

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.21%	$300,000	$142,320	$157,680	$66,480

Mortgage Notes Payable
The Carmin	3/5/2027	3/5/2032	S + 1.75%	5.37%	$84,000	$—	$84,000	$84,000
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.11%	113,500	1,505	111,995	111,658
Total mortgages payable							235,655	235,318
Deferred financing costs, net							(379)	(570)
Mortgages payable, net							$235,276	$234,748
(1)Assumes all available extension options are exercised upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)The term “S” refers to the relevant floating benchmark rate, SOFR.
(3)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America, N.A. (“Bank of America”) as its “prime rate,” (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio.
As of June 30, 2026, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
Revolving Credit Facility
On January 22, 2021, we entered into the Revolving Credit Facility with Bank of America. As of June 30, 2026, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The available borrowing capacity on the Revolving Credit Facility is the difference between the maximum facility size and the current principal outstanding balance, including any outstanding letters of credit, limited by the aggregate fair value and cash flows of our unencumbered properties as applicable. The unused commitment fee is 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
Secured Lending Agreement
In December 2025, we entered into a traditional repurchase agreement with Citibank. As of June 30, 2026, the aggregate commitment is $160.2 million with the ability to request increases up to $300.0 million in aggregate commitments, subject to certain conditions. We have pledged two investments in commercial loans with a fair value of $197.9 million as collateral for this agreement. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of June 30, 2026. A margin deficiency may generally result from either a decline in the underlying loans’ market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.

Mortgage Notes Payable
We have entered into mortgage notes that are secured by our real estate investments.
In March 2026, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.
Financing Obligation, Net
In connection with the failed sale and leaseback of The Carmin property, as of June 30, 2026, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of June 30, 2026:

in thousands
Year	Revolving Credit Facility(1)	Secured Lending Agreement(1)	Mortgages Payable(1)(2)	Financing Obligation(3)	Total
2026 (remaining)	$—	$—	$—	$6	$6
2027	—	—	39,660	15	39,675
2028	15,000	—	—	18	15,018
2029	—	157,680	111,995	21	269,696
2030	—	—	—	25	25
2031	—	—	—	28	28
Thereafter	—	—	84,000	36,217	120,217
Total	$15,000	$157,680	$235,655	$36,330	$444,665
(1)Assumes all extension options are exercised that may be extended at our option, subject to certain conditions.
(2)The total excludes deferred financing costs which are included in the mortgages payable, net balance presented on the condensed consolidated balance sheets.
(3)The total principal payments are $36.3 million, which is the difference between the total financing obligation of $54.0 million and the initial carrying value of the land of $17.6 million.
11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	June 30, 2026	December 31, 2025
Intangible liabilities, net	$7,323	$8,454
Real estate taxes payable	3,768	4,059
Accounts payable and accrued expenses	3,246	2,005
Distributions payable to DST beneficial interest holders	2,870	—
Tenant security deposits	2,486	2,204
Prepaid rental income	2,044	588
Accrued interest expense	1,482	1,382
Common stock repurchases	1,473	1,499
Distributions payable	712	688
Subscriptions received in advance(1)	697	401
Deferred tax liability	207	536
Derivative instruments	—	524
Total	$26,308	$22,340
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with MassMutual for the three and six months ended June 30, 2026 and 2025:

Total
Balance at December 31, 2025	15,222,610
Distribution reinvestment	196,229
Balance at March 31, 2026	15,418,839
Distribution reinvestment	198,888
Balance at June 30, 2026	15,617,727

Balance at December 31, 2024	14,466,761
Distribution reinvestment	182,884
Balance at March 31, 2025	14,649,645
Distribution reinvestment	187,401
Balance at June 30, 2025	14,837,046
For the three and six months ended June 30, 2026 and 2025, we did not record any fair value adjustments to the value of the Class N shares held by MassMutual.
On May 22, 2026, we and MassMutual entered into Amendment No. 3 (the “Amendment”) to the Subscription Agreement which amended the Subscription Agreement to modify MassMutual’s repurchase rights as described below.
MassMutual committed and fully funded $400.0 million of Class N common stock in our Private Offerings. The Amendment extended the commencement date of our obligation to make monthly repurchases of MassMutual’s shares from January 1, 2026 to April 1, 2028, and revised the amount of shares required to be repurchased in any month. Pursuant to the Amendment, the amount (based upon aggregate repurchase price) of Class N shares that we are required to repurchase from MassMutual in any month will be equal to (a) the sum of 100% of Net Flows (as defined below) to us from the sale of shares of common stock to Invesco Global Property Plus Fund (“IGP+”), plus (b) between 50% and 100% (in our discretion) of Net Flows to us from the sale of shares of common stock to persons other than IGP+, less (c) the aggregate repurchase price paid by us to satisfy repurchase requests made under our share repurchase plan, if any, effective as of the last day of the prior month. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to continue repurchasing shares until we have repurchased $200.0 million. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
The Amendment extended the commencement of MassMutual’s right to request repurchases of its shares from January 1, 2026 to April 1, 2028 and revised the amount of shares it may request to be repurchased in any month. As revised, the amount (based upon aggregate repurchase price) of Class N shares that we are required to repurchase in any month upon MassMutual’s request will be limited to no more than the lesser of (a) 15% of Net Flows to us from the sale of shares of common stock and securities convertible into shares of common stock to persons other than MassMutual and its affiliates in the month immediately preceding the month in which MassMutual makes a repurchase request less the aggregate repurchase price paid by us to satisfy repurchase requests made under our share repurchase plan, if any, effective as of the last day of the month immediately preceding the month in which MassMutual makes a repurchase request, and (b) 1.5% of our aggregate net asset value as of the last day of the month immediately preceding the month in which MassMutual makes a repurchase request.
Net Flows means, for any month, (i) gross proceeds to us from the sale of shares of common stock effective as of the first calendar day of that month, net of all applicable upfront selling commissions and dealer manager fees, less (ii) the aggregate repurchase price paid by us to satisfy repurchase requests made under the share repurchase plan, if any, effective as of the last day of the prior month.
Prior to the Amendment, MassMutual had elected to forgo automatic monthly repurchases through May 1, 2026, and did not exercise the right to request repurchases.

Exchange Rights and Registration Agreement
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. As of June 30, 2026, MassMutual has not made a request to exchange its Class N shares. MassMutual’s rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the three and six months ended June 30, 2026, we did not record an adjustment to redeemable non-controlling interest in INREIT OP or additional paid-in capital to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our June 30, 2026 NAV per Class E unit in INREIT OP. For the three and six months ended June 30, 2025, we recorded a decrease to redeemable non-controlling interest in INREIT OP and an increase to additional paid-in capital of approximately $35,000 to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our June 30, 2025 NAV per Class E unit in INREIT OP.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Common stock repurchased	$—	$(859)	$—	$(1,724)
Net income (loss)	(1)	37	(1)	55
INREIT OP unit distributions	(2)	(8)	(2)	(30)
Issuance of Class E OP Units to non-controlling interests	—	—	150	—
Adjustment to carrying value of redeemable equity instruments	—	(35)	—	(35)
As of June 30, 2026, distributions payable to the Special Limited Partner were approximately $1,000. As of December 31, 2025, there was no distribution payable to the Special Limited Partner as the Class E units were fully repurchased.

13.Equity
Preferred Stock
We have 100,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of June 30, 2026 and December 31, 2025, we had zero shares of preferred stock issued and outstanding.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2025	271,887	480,891	513,924	4,029,060	1,293,308	15,222,610	906,613	465,084	23,183,377
Issuance of common stock	2,380	—	25,171	15,286	34,194	—	114,663	65,233	256,927
Exchange of common stock	—	12,153	—	(12,109)	—	—	—	—	44
Common stock repurchased	(2,544)	(24,352)	(22,320)	(223,672)	(17,336)	—	—	—	(290,224)
Distribution reinvestment	1,882	4,521	4,561	10,177	3,009	196,229	355	205	220,939
Balance at March 31, 2026	273,605	473,213	521,336	3,818,742	1,313,175	15,418,839	1,021,631	530,522	23,371,063
Issuance of common stock	4,403	10,029	8,245	69,486	38,130	—	89,065	200,660	420,018
Common stock repurchased	(12,964)	(4,917)	(23,660)	(262,110)	(129,721)	—	—	—	(433,372)
Distribution reinvestment	1,854	4,241	4,420	10,188	2,989	198,888	1,864	2,755	227,199
Balance at June 30, 2026	266,898	482,566	510,341	3,636,306	1,224,573	15,617,727	1,112,560	733,937	23,584,908

	Six Months Ended June 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	—	—	22,605,661
Issuance of common stock	1,910	55,399	7,134	90,685	20,327	—	—	—	175,455
Exchange of common stock	—	—	(8,680)	8,636	—	—	—	—	(44)
Common stock repurchased	(2,607)	(3,599)	(3,778)	(326,951)	(18,180)	—	—	—	(355,115)
Distribution reinvestment	2,206	3,967	4,203	8,300	2,672	182,884	—	—	204,232
Balance at March 31, 2025	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	—	—	22,630,189
Issuance of common stock	5,061	36,937	3,586	149,612	30,011	—	—	—	225,207
Common stock repurchased	(340)	—	(14,501)	(223,330)	(13,853)	—	—	—	(252,024)
Exchange of common stock	(351,765)	(351,765)	(355,231)	(307,836)	—	—	878,895	439,448	(48,254)
Distribution reinvestment	2,266	4,695	4,253	9,065	2,760	187,401	—	—	210,440
Balance at June 30, 2025	287,453	472,364	514,176	4,083,641	1,252,535	14,837,046	878,895	439,448	22,765,558
Distributions
We are generally required to distribute at least 90% of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and six months ended June 30, 2026, we declared distributions of $9.7 million and $19.3 million, respectively. For the three and six months ended June 30, 2025, we declared distributions of $9.4 million and $18.8 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Additionally, as of June 30, 2026 and December 31, 2025, we accrued $0.7 million for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.

The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155
Stockholder servicing fee per share(1)	(0.0553)	(0.0554)	(0.0163)	—	—	—	(0.0108)	—
Net distributions declared per share	$0.3602	$0.3601	$0.3992	$0.4155	$0.4155	$0.4155	$0.4047	$0.4155

	Three Months Ended June 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.4155	$0.1380	$0.1380
Stockholder servicing fee per share(1)	(0.0349)	(0.0391)	(0.0119)	—	—	—	—	—
Net distributions declared per share	$0.3806	$0.3764	$0.4036	$0.4155	$0.4155	$0.4155	$0.1380	$0.1380

	Six Months Ended June 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317
Stockholder servicing fee per share(1)	(0.1098)	(0.1101)	(0.0323)	—	—	—	(0.0162)	—
Net distributions declared per share	$0.7219	$0.7216	$0.7994	$0.8317	$0.8317	$0.8317	$0.8155	$0.8317

	Six Months Ended June 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.8317	$0.1380	$0.1380
Stockholder servicing fee per share(1)	(0.0595)	(0.0687)	(0.0219)	—	—	—	—	—
Net distributions declared per share	$0.7722	$0.7630	$0.8098	$0.8317	$0.8317	$0.8317	$0.1380	$0.1380
(1)See Note 18 — “Related Party Transactions” for a discussion of the stockholder servicing fees.
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
Share Repurchase Plan
We have adopted a share repurchase plan. On a monthly basis, our stockholders may request that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan. For the three and six months ended June 30, 2026, we repurchased 416,036 and 688,925 shares of common stock for $11.1 million and $18.3 million, respectively, and fulfilled all repurchase requests that were made. For the three and six months ended June 30, 2025, we repurchased 238,171 and 579,434 shares of common stock for $6.3 million and $15.4 million, respectively, and fulfilled all repurchase requests that were made.

14.Earnings (Loss) Per Share
The following table summarizes our earnings (loss) per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
in thousands, except per share amount	2026	2025	2026	2025
Net income (loss) available to common stockholders	$(2,339)	$(4,137)	$(4,497)	$(6,484)

Weighted average common shares outstanding	23,590,492	22,850,487	23,443,421	22,791,661
Effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average common shares outstanding	23,590,492	22,850,487	23,443,421	22,791,661
Earnings (loss) per share:
Basic	$(0.10)	$(0.18)	$(0.19)	$(0.28)
Diluted	$(0.10)	$(0.18)	$(0.19)	$(0.28)
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, none of these investments were expected to be sold at a value materially different than NAV.
Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our financial instruments measured at fair value on a recurring basis:

	June 30, 2026
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$1,889	$25,015	$—	$—	$26,904
Investments in commercial loans	—	—	197,867	—	197,867
Investment in affiliated fund	—	—	—	7,249	7,249
Interest rate swaps	—	522	—	—	522
Total assets	$1,889	$25,537	$197,867	$7,249	$232,542

	December 31, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$2,008	$31,251	$—	$—	$33,259
Investments in commercial loans	—	—	95,335	—	95,335
Investment in affiliated fund	—	—	—	12,545	12,545
Interest rate swap	—	405	—	—	405
Total assets	$2,008	$31,656	$95,335	$12,545	$141,544
Liabilities:
Interest rate swaps	$—	$524	$—	$—	$524
Total liabilities	$—	$524	$—	$—	$524
Investments in commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2025	$95,335
Loan originations and fundings	114,598
Unrealized gain (loss)	179
Loan repayment	(12,245)
Balance as of June 30, 2026	$197,867
The following tables show the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range
Commercial loans	Discounted cash flow	Discount rate	6.38%	6.23% - 6.58%

	December 31, 2025
Type	Valuation Technique	Unobservable Input	Weighted Average Rate	Range
Commercial loan	Discounted cash flow	Discount rate	8.75%	N/A
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

	June 30, 2026		December 31, 2025
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$235,655	$235,146	$235,318	$234,532
Secured lending agreement	157,680	157,837	66,480	66,480
Revolving credit facility	15,000	15,000	40,000	40,000
Total	$408,335	$407,983	$341,798	$341,012

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
During the three and six months ended June 30, 2026 and 2025, we did not recognize any impairment losses on our real estate investments.
16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 are six consolidated entities, respectively, that are VIEs for which we are the primary beneficiary. These entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
Included within our condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 are five consolidated entities and four consolidated entities, respectively, that are VIEs that were established in connection with our DST Program. As of June 30, 2026, the entities within the DST Program include IREX Industrial Portfolio I DST, IREX II Storage Portfolio DST, IREX III Industrial Portfolio DST, IREX IV Industrial Portfolio DST and IREX V Diversified Portfolio DST. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between us and the VIEs. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and we are responsible for the key decisions of the VIEs that were made at formation and have the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
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

The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our condensed consolidated balance sheets:

in thousands	June 30, 2026	December 31, 2025
Total number of consolidated VIEs	11	10

Restricted assets:
Investments in real estate, net	$534,992	$463,322
Cash and cash equivalents	6,661	6,547
Intangible assets, net	28,552	18,005
Other assets	4,056	1,829
Total restricted assets	$574,261	$489,703

VIE non-recourse liabilities:
Mortgages payable, net	$83,916	$83,442
Financing obligation, net	53,977	53,983
Accounts payable, accrued expenses, and other liabilities	12,102	8,249
Total VIE non-recourse liabilities:	$149,995	$145,674
Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our condensed consolidated balance sheets:

in thousands	June 30, 2026
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$25,790	$24,400	N/A
Retail GP Fund	23,383	28,100	4.5% - 9.5%
Homestead	818	2,700	50.0%
Total unconsolidated variable interest entities	$49,991	$55,200

in thousands	December 31, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$30,056	$24,400	N/A
Retail GP Fund	22,308	26,700	4.5% - 9.0%
Homestead	230	2,700	50.0%
Total unconsolidated variable interest entities	$52,594	$53,800
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

The sale of beneficial interests in the DST is accounted for as sales of equity interests. As of June 30, 2026 and December 31, 2025, we have raised $293.8 million and $219.3 million net proceeds, respectively, related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of June 30, 2026, the following investments are included in our DST Program:

13034 Excelsior	5201 Industry
Bend Self-Storage Portfolio	Clarksville Self-Storage Portfolio
River Road Storage	South Loop Storage
University Parkway Storage	Meridian Business 940
Capital Park 2919	3101 Agler
International Business 4535	Buckhorn Industrial
Interstate Commerce	Elizabeth on Seventh
Gateway One

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
18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	June 30, 2026	December 31, 2025
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued reimbursable operating expenses(1)	3,742	3,849
Accrued stockholder servicing fee	2,830	2,527
Distributions payable	2,519	2,525
Performance participation interest	1,263	151
Accrued management fee	762	611
Accrued reimbursable organization and offering expenses(1)	654	534
Share-based compensation payable	—	23
Total	$23,945	$22,395
(1)We reimburse the Adviser on a quarterly basis for all accrued operating expenses incurred subsequent to December 31, 2021 and accrued organization and offering expenses incurred subsequent to December 31, 2022. Please refer to the “Accrued Reimbursable Operating, Organization and Offering Expenses” section below for further details.

Management Fee and Performance Participation Interest
We are externally managed by the Adviser, a registered investment adviser and an indirect, wholly-owned subsidiary of Invesco. The Adviser is at all times subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares, Class I shares, Class S-PR shares and Class K-PR shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class T-1, Class S, Class S-1, Class S-2, Class D, Class D-1, Class I, Class S-PR, Class S-PR1, Class S-PR2 and Class K-PR units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, is excluded from NAV for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and six months ended June 30, 2026, we incurred management fees of $1.1 million and $2.2 million, respectively. During the three and six months ended June 30, 2025, we incurred management fees of $0.7 million and $1.3 million, respectively. The unpaid portion of these fees is accrued as a component of due to affiliates on our condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we accrued $0.8 million and $0.6 million, respectively, of management fees. During the three and six months ended June 30, 2026, we issued 37,952 and 72,147 Class E shares, respectively, as payment for the management fees earned. During the three and six months ended June 30, 2025, we issued 22,900 and 42,346 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and six months ended June 30, 2026, the Adviser submitted 17,336 and 34,672 Class E shares for repurchase by the Company, for a total repurchase amount of $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2025, the Adviser submitted 13,853 and 27,705 Class E shares for repurchase by the Company, for a total repurchase amount of $0.4 million and $0.8 million, respectively.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). For the three and six months ended June 30, 2026, we incurred $0.5 million and $1.3 million, respectively, for the Special Limited Partner’s performance participation interest. For the three and six months ended June 30, 2025, we incurred approximately $8,000 for the Special Limited Partner’s performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. On February 2, 2026 we issued 5,369 Class E units of our Operating Partnership for $0.2 million to the Special Limited Partner as payment for the 2025 performance fee. Such units were issued at the NAV per unit as of December 31, 2025. The Special Limited Partner has not repurchased any units as of June 30, 2026. During the three and six months ended June 30, 2025, the Special Limited Partner submitted 30,516 and 61,032 Class E units for repurchase by the Company, for a total repurchase amount of $0.9 million and $1.7 million, respectively.
Reimbursement of Expenses Incurred by Adviser
During the three and six months ended June 30, 2026, we incurred $0.3 million and $0.8 million, respectively, for expenses incurred by the Adviser on our behalf. During the three and six months ended June 30, 2025, we incurred $0.3 million and $0.7 million, respectively, for expenses incurred by the Adviser on our behalf.

Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (the “Dealer Manager”) is a registered broker-dealer affiliated with the Adviser and is entitled to receive selling commissions, dealer manager fees and stockholder servicing fees for Class T, Class S and Class D shares sold in the Public Offering and Class S-PR shares sold in the Private Offerings. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Public Offering and each Class S-PR share is sold during the Private Offerings. As of June 30, 2026 and June 30, 2025, we have paid $0.4 million and $0.2 million of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S, Class D and Class S-PR shares, respectively.
The following table presents the upfront selling commissions and dealer manager fees for each class of shares sold in the Public Offering and the Private Offerings, and the stockholder servicing fee per annum based on the aggregate outstanding NAV:

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

DST Program Fees and Expenses
The table below shows the expenses incurred and income recorded related to our DST Program for the three and six months ended June 30, 2026 and 2025:

			Three Months Ended		Six Months Ended
in thousands	Fee Paid	Fee based on Percentage of Interest Sold	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Paid Upfront when Interest Sold
Invesco Distributors, Inc.	Upfront Selling Commissions(1)	Up to 5.0%	$136	$159	$560	$734
Invesco Distributors, Inc.	Upfront Dealer Manager Fees(1)	Up to 1.0%	120	33	352	204
Invesco Distributors, Inc.	Placement Fees(1)	Up to 1.0%	—	—	—	—
Invesco REIT Operating Partnership L.P.	Organizational & Offering Expense Reimbursement(2)	0.50%	80	40	381	341
Invesco REIT Operating Partnership L.P.	Closing Cost Reimbursement(2)	0.50%	80	40	381	341

Paid Per Annum
Invesco Distributors, Inc.	Investor Servicing Fee(1)	Up to 0.25%	$178	$69	$331	$112
Invesco DST Manager, LLC	Management Fee	Up to 0.15%	107	41	198	67
(1)Upfront selling commissions, upfront dealer manager fees, placement fees and investor servicing fees may be waived or re-allowed in whole or in part to participating broker-dealers.
(2)Recorded as a component of other revenue on our condensed consolidated statements of operations.
See additional information on the DST Program in Note 17 — “DST Program.”

Related Party Share/Unit Ownership
The table below shows the amount of shares and the total purchase price of those shares held by affiliates as of June 30, 2026 and December 31, 2025, excluding the Class E shares issued for payment of the management fee and the Class E units issued for payment of the performance fee held by the Adviser as described above.

	June 30, 2026
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,617,727	—	—	$457,996
Invesco Global Property Plus Fund	—	—	—	—	728,181	—	—	—	22,623
Invesco Realty, Inc.	90	91	91	—	—	—	878,895	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	138,837	—	—	—	3,871
Total	90	91	91	—	867,018	15,617,727	878,895	439,448	$523,506

	December 31, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,222,611	—	—	$447,075
Invesco Global Property Plus Fund	—	—	—	147,960	834,416	—	—	—	29,500
Invesco Realty, Inc.	90	91	91	—	—	—	878,995	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	138,102	—	—	—	3,850
Total	90	91	91	147,960	972,518	15,222,611	878,995	439,448	$519,441
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
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of June 30, 2026 and December 31, 2025, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of June 30, 2026 and December 31, 2025, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

Accrued Reimbursable Operating, Organization and Offering Expenses

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of June 30, 2026 and December 31, 2025, we have $3.7 million and $3.8 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organizational and offering expenses incurred subsequent to December 31, 2022. As of June 30, 2026 and December 31, 2025, we have $0.7 million and $0.5 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2026 did not exceed the charter-imposed limitation.
Accrued Affiliate Service Provider Expenses
The Company has engaged Homestead, in which we hold a 50% ownership interest, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) and asset management services for our manufactured housing properties.
During the three and six months ended June 30, 2026, we incurred $0.2 million and $0.4 million, respectively, of expenses due to Homestead for services in connection with the management of our manufactured housing properties. During the three and six months ended June 30, 2025, we incurred approximately $4,000 of expenses due to Homestead for services in connection with the management of our manufactured housing properties. All management fees paid to Homestead are included in rental property operating expenses on our condensed consolidated statements of operations.
The Company has engaged and expects to continue to engage Pine Tree Commercial Realty, LLC (“Pine Tree”), a wholly-owned subsidiary of PTCR Holdco, LLC, in which we have a preferred equity investment, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) for Cortlandt Crossing. The cost for such services is a percentage of the gross receipts and project costs, respectively.
During the three and six months ended June 30, 2026, we incurred $0.1 million of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and six months ended June 30, 2025, we incurred $0.1 million of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an 85% interest in the Sunbelt Medical Office Portfolio. We and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture.
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufactured housing through Homestead. Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.
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
Investment in Affiliated Fund
As of June 30, 2026, we have an investment of $7.2 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be a member of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the three and six months ended June 30, 2026, we incurred $0.1 million and $0.2 million, respectively, for our wholly-owned properties and approximately $15,000 and $48,000, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, we incurred $0.1 million and $0.2 million, respectively, for our wholly-owned properties and approximately $33,000 and $62,000, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statements of operations.
Adviser Capital Markets Service
In July 2025, we entered into a Financing Introduction Agreement with the Adviser pursuant to which we pay the Adviser a fee to provide financing arrangement services upon the closing of mortgage financing on our assets. During the three and six months ended June 30, 2026 and 2025, we did not pay the Adviser a fee for such services.
Other
As of June 30, 2026, we have an outstanding commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default, however this commitment is not available to fund our operating or investing activities. As of June 30, 2026, we have not called any portion of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 12 — “Redeemable Equity Instruments.”

19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of June 30, 2026, we had an unfunded commitment of $2.6 million for one of our commercial real estate loan investments. The unfunded commitment consists of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitment over the remaining term of the related loan of five years.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not subject to any material litigation or aware of any pending or threatened material litigation.
In January 2026, we issued a $1.0 million letter of credit to a borrower within ITP LLC under our existing credit facility with Bank of America which expires on November 1, 2026. The letter of credit was primarily issued to satisfy certain liquidity requirements of the borrower. It is subject to the same interest rate as the underlying credit agreement and reduces our available borrowing capacity by the amount issued. We have the right to be reimbursed by the borrower for any amounts paid under the letter of credit and do not anticipate any material losses.
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
The following table details the components of operating lease income:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Fixed lease payments	$17,194	$12,950	$33,704	$25,488
Variable lease payments	3,489	1,548	6,558	3,928
Rental revenue	$20,683	$14,498	$40,262	$29,416
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents(1)
2026 (remainder)	$15,898
2027	31,275
2028	29,833
2029	26,361
2030	22,203
2031	19,201
Thereafter	57,532
Total	$202,303
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

21.Segment Reporting
As of June 30, 2026, we operated in nine reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, retail, private real estate credit and real estate-related securities. Private real estate credit includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. As of June 30, 2026, we renamed two of our reportable segments to align with how management describes the underlying portfolios. The “Grocery-Anchored Retail” reportable segment was renamed “Retail” and the “Real Estate Debt” reportable segment was renamed “Private Real Estate Credit.” These changes are presentational only and there has been no change in the composition of the reportable segments or the financial information regularly reviewed by management.
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
The following table summarizes our total assets by segment:

	June 30, 2026		December 31, 2025
in thousands	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Industrial	$312,016	24%	$285,031	24%
Private Real Estate Credit	231,431	18%	138,248	12%
Multifamily	225,052	17%	227,748	19%
Student Housing	146,028	11%	146,950	12%
Office	86,302	7%	88,171	7%
Self-Storage	68,681	5%	70,420	6%
Retail	59,778	5%	61,065	5%
Healthcare	59,425	4%	59,524	5%
Real Estate-Related Securities	31,438	2%	33,433	2%
Corporate and Other	102,208	7%	90,326	8%
Total assets	$1,322,359	100%	$1,200,916	100%

The following table summarizes our financial results by segment for the three months ended June 30, 2026:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,079	$6,682	$1,569	$4,858	$3,063	$1,493	$—	$—	$939	$20,683
Income from commercial loans	—	—	—	—	—	—	—	3,196	—	—	3,196
Other revenue	—	146	87	159	134	283	3	—	—	188	1,000
Total revenues	—	2,225	6,769	1,728	4,992	3,346	1,496	3,196	—	1,127	24,879

Expenses:
Rental property operating expenses	—	457	2,018	829	2,292	1,629	462	—	—	555	8,242
Interest expense	—	—	—	—	—	—	—	2,151	—	—	2,151
Total expenses	—	457	2,018	829	2,292	1,629	462	2,151	—	555	10,393
Income (loss) from unconsolidated entities, net	1,650	—	—	—	—	—	—	867	—	1,539	4,056
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	85	—	—	85
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	351	—	351
Segment net operating income (loss)	$1,650	$1,768	$4,751	$899	$2,700	$1,717	$1,034	$1,997	$351	$2,111	$18,978

Depreciation and amortization	$(1,518)	$(1,075)	$(3,257)	$(467)	$(1,873)	$(1,253)	$(512)	$—	$—	$(2,001)	$(11,956)

General and administrative											$(1,742)
Gain (loss) on derivative instruments, net											213
Unrealized gain (loss) on commercial loans											171
Interest income											76
Interest expense											(3,471)
Management fee - related party											(1,148)
Performance participation interest - related party											(482)
Other income (expense)											(365)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$274
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(2,614)
Net (income) loss attributable to non-controlling interest in INREIT OP											1
Net income (loss) attributable to common stockholders											$(2,339)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the three months ended June 30, 2026:

in thousands
Segment income (loss) from unconsolidated entities	$4,056
Depreciation and amortization attributable to unconsolidated entities	(2,375)
Income (loss) from unconsolidated entities, net	$1,681
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the three months ended June 30, 2026:

in thousands
Segment depreciation and amortization	$(11,956)
Depreciation and amortization attributable to unconsolidated entities	2,375
Depreciation and amortization	$(9,581)
The following table reconciles our segment interest expense to interest expense on our condensed consolidated statements of operations for the three months ended June 30, 2026:

in thousands
Segment interest expense	$(2,151)
Other interest expense	(3,471)
Interest expense	$(5,622)

The following table summarizes our financial results by segment for the three months ended June 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$731	$3,585	$1,625	$3,910	$3,110	$1,445	$—	$—	$92	$14,498
Income from commercial loans	—	—	—	—	—	—	—	390	—	—	390
Other revenue	—	—	87	152	114	327	—	—	—	80	760
Total revenues	—	731	3,672	1,777	4,024	3,437	1,445	390	—	172	15,648

Expenses:
Rental property operating expenses	—	136	1,520	902	2,096	1,482	534	—	—	(39)	6,631
Interest expense	—	—	—	—	—	—	—	—	—	—	—
Total expenses	—	136	1,520	902	2,096	1,482	534	—	—	(39)	6,631
Income (loss) from unconsolidated entities, net	876	—	—	—	—	—	—	831	—	1,188	2,895
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	224	—	—	224
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	697	—	697
Segment net operating income (loss)	$876	$595	$2,152	$875	$1,928	$1,955	$911	$1,445	$697	$1,399	$12,833

Depreciation and amortization	$(1,557)	$(341)	$(2,300)	$(462)	$(2,070)	$(1,495)	$(517)	$—	$—	$(887)	$(9,629)

General and administrative											(2,495)
Gain (loss) on derivative instruments, net											(92)
Unrealized gain (loss) on commercial loans											21
Debt extinguishment charges											(451)
Interest income											756
Interest expense											(3,925)
Management fee - related party											(708)
Performance participation interest - related party											(8)
Other income (expense)											(85)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(3,783)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(317)
Net (income) loss attributable to non-controlling interest in INREIT OP											(37)
Net income (loss) attributable to common stockholders											$(4,137)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the three months ended June 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$2,895
Depreciation and amortization attributable to unconsolidated entities	(2,476)
Income (loss) from unconsolidated entities, net	$419
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the three months ended June 30, 2025:

in thousands
Segment depreciation and amortization	$(9,629)
Depreciation and amortization attributable to unconsolidated entities	2,476
Depreciation and amortization	$(7,153)

The following table summarizes our financial results by segment for the six months ended June 30, 2026:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$4,106	$12,364	$3,146	$9,764	$6,103	$2,924	$—	$—	$1,855	$40,262
Income from commercial loans	—	—	—	—	—	—	—	7,473	—	—	7,473
Other revenue	—	254	174	307	276	553	157	20	—	822	2,563
Total revenues	—	4,360	12,538	3,453	10,040	6,656	3,081	7,493	—	2,677	50,298

Expenses:
Rental property operating expenses	—	905	4,028	1,661	4,579	2,918	1,018	—	—	1,006	16,115
Interest expense	—	—	—	—	—	—	—	4,201	—	—	4,201
Total expenses	—	905	4,028	1,661	4,579	2,918	1,018	4,201	—	1,006	20,316
Income (loss) from unconsolidated entities, net	3,214	—	—	—	—	—	—	1,714	—	2,754	7,682
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	14	—	—	14
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	624	—	624
Segment net operating income (loss)	$3,214	$3,455	$8,510	$1,792	$5,461	$3,738	$2,063	$5,020	$624	$4,425	$38,302

Depreciation and amortization	$(3,058)	$(2,150)	$(6,258)	$(931)	$(4,090)	$(2,478)	$(1,025)	$—	$—	$(4,082)	$(24,072)

General and administrative											(3,587)
Gain (loss) on derivative instruments, net											772
Unrealized gain (loss) on commercial loans											179
Interest income											189
Interest expense											(7,784)
Management fee - related party											(2,181)
Performance participation interest - related party											(1,263)
Other income (expense)											(225)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$330
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(4,828)
Net (income) loss attributable to non-controlling interest in INREIT OP											1
Net income (loss) attributable to common stockholders											$(4,497)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the six months ended June 30, 2026:

in thousands
Segment income (loss) from unconsolidated entities	$7,682
Depreciation and amortization attributable to unconsolidated entities	(4,863)
Income (loss) from unconsolidated entities, net	$2,819
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the six months ended June 30, 2026:

in thousands
Segment depreciation and amortization	$(24,072)
Depreciation and amortization attributable to unconsolidated entities	4,863
Depreciation and amortization	$(19,209)
The following table reconciles our segment interest expense to interest expense on our condensed consolidated statements of operations for the six months ended June 30, 2026:

in thousands
Segment interest expense	$(4,201)
Other interest expense	(7,784)
Interest expense	$(11,985)

The following table summarizes our financial results by segment for the six months ended June 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$1,462	$7,673	$3,199	$7,836	$6,301	$2,853	$—	$—	$92	$29,416
Income from commercial loans	—	—	—	—	—	—	—	785	—	—	785
Other revenue	—	—	174	303	223	584	1	—	—	745	2,030
Total revenues	—	1,462	7,847	3,502	8,059	6,885	2,854	785	—	837	32,231

Expenses:
Rental property operating expenses	—	294	2,545	1,611	3,929	2,957	1,004	—	—	(3)	12,337
Interest expense	—	—	—	—	—	—	—	—	—	—	—
Total expenses	—	294	2,545	1,611	3,929	2,957	1,004	—	—	(3)	12,337
Income (loss) from unconsolidated entities, net	1,830	—	—	—	—	—	—	1,645	—	1,907	5,382
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	697	—	—	697
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	1,250	—	1,250
Segment net operating income (loss)	$1,830	$1,168	$5,302	$1,891	$4,130	$3,928	$1,850	$3,127	$1,250	$2,747	$27,223

Depreciation and amortization	$(3,084)	$(683)	$(4,816)	$(918)	$(4,833)	$(2,406)	$(1,039)	$—	$—	$(1,320)	$(19,099)

General and administrative											(4,599)
Gain (loss) on derivative instruments, net											(637)
Unrealized gain (loss) on commercial loans											(45)
Debt extinguishment charges											(485)
Interest income											1,486
Interest expense											(8,485)
Management fee - related party											(1,313)
Performance participation interest - related party											(8)
Other income (expense)											(163)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(6,125)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(304)
Net (income) loss attributable to non-controlling interest in INREIT OP											(55)
Net income (loss) attributable to common stockholders											$(6,484)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the six months ended June 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$5,382
Depreciation and amortization attributable to unconsolidated entities	(4,890)
Income (loss) from unconsolidated entities, net	$492
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the six months ended June 30, 2025:

in thousands
Segment depreciation and amortization	$(19,099)
Depreciation and amortization attributable to unconsolidated entities	4,890
Depreciation and amortization	$(14,209)

22.Subsequent Events
Acquisitions of Real Estate
Subsequent to June 30, 2026, we acquired a self-storage property for $15.6 million, inclusive of acquisition-related costs. The acquisition was funded with a combination of OP Units and cash on hand. We are in the process of assessing the fair values of the acquired tangible assets and any intangible assets and liabilities for this asset acquisition.

Revolving Credit Facility

Subsequent to June 30, 2026, we repaid the principal outstanding balance on our Revolving Credit Facility of $15.0 million.

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
Overview
We are a Maryland corporation formed in October 2018. We invest primarily in stabilized, income-oriented commercial real estate in the United States. To a lesser extent, we also originate and acquire private real estate credit and invest in real estate-related securities. We own, and expect to continue to own, all or substantially all of our assets through Invesco REIT Operating Partnership L.P. (“INREIT OP” or “Operating Partnership”), of which we are the sole general partner.
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

As of June 30, 2026, we own or have invested in 70 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of June 30, 2026, we also own real estate-related securities, have investments in commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated, and we commenced our follow-on public offering of up to $3.0 billion, consisting of up to $2.4 billion in shares and up to $600.0 million in shares under our distribution reinvestment plan (collectively, the “Public Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Public Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis. As of June 30, 2026, we have received aggregate gross proceeds of $241.4 million from the Public Offering.
Private Offerings
In addition to the Public Offering, we are conducting multiple private offerings of our common stock (the “Private Offerings”). As of June 30, 2026, we have received gross proceeds of $634.8 million in the Private Offerings.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of June 30, 2026, we have raised $293.8 million net proceeds from our DST Program.

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

Our investments are diversified across real estate sectors, including industrial, healthcare, multifamily, student housing, office, self-storage, and retail, as well as private real estate credit. With our pipeline of new investments, available liquidity and low leverage, we believe we are well positioned to access private real estate as the market emerges from an inflection point. While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.

Q2 2026 Highlights
Operating Results
•We declared monthly net distributions totaling $9.7 million for the three months ended June 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N	Class S-PR	Class K-PR
Average Annualized Distribution Rate(1)	5.5%	5.5%	6.1%	6.3%	5.8%	6.0%	6.0%	6.1%
Year-to-Date Total Return, without upfront selling commissions(2)	3.0%	2.7%	3.3%	3.4%	3.9%	3.7%	2.9%	3.0%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(0.6)%	(0.9)%	1.7%	3.4%	3.9%	3.7%	(0.7)%	3.0%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.4%	4.5%	4.8%	5.1%	6.4%	7.8%	6.4%	6.4%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.7%	3.8%	4.4%	5.1%	6.4%	7.8%	2.7%	6.4%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended June 30, 2026.
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
Capital Activity
•During the three months ended June 30, 2026, we raised $3.5 million of net proceeds from the sale of our common stock and $15.3 million of net proceeds from the DST Program.
•During the three months ended June 30, 2026, our fourth DST Offering was fully subscribed which raised $94.0 million in total gross proceeds.
Investments
•We sold $3.7 million in real estate-related securities bringing our total investment in real estate-related securities to $26.9 million.
•We purchased a 100% leased industrial property in Columbia, South Carolina, for $32.5 million inclusive of closing costs.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on gross asset value as of June 30, 2026:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on gross asset value as of June 30, 2026:
Property Type (2)
Geography (3)

(1)Investment allocation is measured as the gross asset value of each investment category (real estate property investments, private real estate credit, real estate-related securities or cash) against the gross asset value of all investment categories, excluding the value of any third-party interests in such real estate property investments. Prior to June 1, 2026, the private real estate credit allocation was measured net of the value of the secured lending agreement. Real estate property investments include our direct property investments, unconsolidated investments and our interest in retail properties through INREIT’s interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments. Totals may not sum to 100% due to rounding.
(2)Property Type weighting is measured as the asset value of real estate investments for each sector category (Healthcare, Industrial, Office, Multifamily, Retail, Self-Storage, Student Housing, Other) against the total asset value of all real estate investments, excluding the value of any third-party interests in such real estate investments. The Other segment includes non-controlling interests in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. Totals may not sum to 100% due to rounding.
(3)Geography weighting excludes the asset value of any investments in private real estate credit, real estate-related securities or cash and is measured as the asset value of direct real estate properties and unconsolidated investments for each geographical category (East, Midwest, South, West) against the total asset value of all real estate property investments. Totals may not sum to 100% due to rounding.
As of June 30, 2026, we owned interests in 70 properties, which we acquired for a total purchase price of $1.1 billion, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and retail properties, as well as private real estate credit investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of June 30, 2026:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Industrial	15	2,607,344 sq. ft.	87%	$336,170	$12,538	21%
Healthcare	20	1,030,397 sq. ft.	95%	172,543	3,214	5%
Multifamily	3	739 units	95%	168,408	10,040	17%
Office	2	181,517 sq. ft.	97%	87,283	4,360	7%
Student Housing	1	833 beds	90%	82,348	6,656	11%
Self-Storage	8	468,375 sq. ft.	87%	82,311	3,453	6%
Retail	1	122,308 sq. ft.	96%	60,462	3,081	5%
Other(3)	20	5,147,690 sq. ft. / 383 lots	93%	105,878	4,669	8%
Total	70			$1,095,403	$48,011	80%
(1)Based on fair value as of June 30, 2026. Gross Asset Value consists of $862.2 million of our allocable share of consolidated real estate properties and $233.2 million of our allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2026. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. See “—Real Estate” below for additional information on these investments.

The following table provides a summary of our private real estate credit as of June 30, 2026:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Private Real Estate Credit	4	$233,238	$9,221	16%
(1)Based on fair value as of June 30, 2026. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Private Real Estate Credit” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2026. The Private Real Estate Credit segment revenue includes income from unconsolidated entities as a result of the San Simeon Preferred Equity investment, income from commercial loans and income from the investment in an affiliated fund.
The following table provides a summary of our real estate-related securities as of June 30, 2026:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue
Real Estate-Related Securities	18	$26,904	$624	1%
(1)Based on fair value as of June 30, 2026. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the six months ended June 30, 2026. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.

Real Estate
The following table provides information regarding our portfolio of real estate as of June 30, 2026:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Sq. Feet / Units /Beds		Occupancy
Industrial:
13034 Excelsior(4)	1	Norwalk, CA	December 2020	100%	53,527	sq. ft.	100%
5201 Industry(4)	1	Pico Rivera, CA	December 2020	100%	40,480	sq. ft.	100%
Meridian Business 940(4)	1	Aurora, IL	September 2021	100%	257,452	sq. ft.	100%
Capital Park 2919(4)	1	Grove City, OH	January 2022	100%	378,283	sq. ft.	100%
3101 Agler Road(4)	1	Columbus, OH	March 2022	100%	160,000	sq. ft.	100%
Earth City 13330	1	Earth City, MO	March 2022	95%	542,600	sq. ft.	42%
International Business 4535(4)	1	Charlotte, NC	July 2024	100%	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	384,335	sq. ft.	91%
Buckhorn Industrial(4)	1	Mebane, NC	August 2025	100%	265,200	sq. ft.	100%
Interstate Commerce(4)	1	Fort Pierce, FL	September 2025	100%	211,547	sq. ft.	100%
Gateway One(4)	1	West Columbia, SC	April 2026	100%	252,720	sq. ft.	100%
Total Industrial	15				2,607,344	sq. ft.

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	42.5%	1,030,397	sq. ft.	95%
Total Healthcare	20				1,030,397	sq. ft.

Multifamily:
Everly Roseland(2)	1	Roseland, NJ	April 2022	57%	360	units	97%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	181	units	97%
Fleetwood Apartments	1	Las Vegas, NV	August 2025	93%	198	units	91%
Total Multifamily	3				739	units

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	80,980	sq. ft.	100%
Elizabeth on Seventh(4)	1	Charlotte, NC	December 2025	100%	100,537	sq. ft.	88%
Total Office	2				181,517	sq. ft.

Student Housing:
The Carmin(5)	1	Tempe, AZ	December 2021	57%	833	beds	90%
Total Student Housing	1				833	beds

Self-Storage:
River Road Storage(4)	1	Salem, OR	September 2021	100%	76,034	sq. ft.	88%
South Loop Storage(4)	1	Houston, TX	September 2021	100%	66,981	sq. ft.	91%
University Parkway Storage(4)	1	Winston-Salem, NC	April 2022	100%	55,935	sq. ft.	93%
Bend Self-Storage Portfolio(4)	2	Bend, OR	June 2022	100%	62,755	sq. ft.	85%
Clarksville Self-Storage Portfolio(4)	3	Clarksville, TN	July 2022	100%	206,670	sq. ft.	85%
Total Self-Storage	8				468,375	sq. ft.

Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	122,308	sq. ft.	96%
Total Retail	1				122,308	sq. ft.

Other:
Retail GP Fund(3)	15	Various(3)	Various(3)	4.5% - 9.5%	5,147,690	sq. ft.	94%
Tanner Road MHC	1	Houston, TX	May 2025	100%	85	lots	100%
Arizona MHC Portfolio	3	Tucson, AZ	September 2025	100%	195	lots	86%
Silver Shores MHC	1	Everett, WA	November 2025	100%	103	lots	96%
Total Other	20
Total Investment Properties	70

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
(2)We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC (“Atlas US”), an affiliate of Invesco and majority owned subsidiary of Invesco Global Property Plus Fund (“IGP+”). The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third party.
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
(4)These properties are held through our DST Program as of June 30, 2026 and have been consolidated in our condensed consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program is reported within non-controlling interests in consolidated joint ventures in our condensed consolidated balance sheets.
(5)In February 2026, we amended our joint venture agreement related to The Carmin student housing property resulting in a new consolidated ownership interest of 57%.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of June 30, 2026. The table below excludes our self-storage, multifamily, manufactured housing and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet(2)	% of Total Square Feet Expiring
2026 (remaining)	35	$1,923	5%	161,481	5%
2027	35	2,867	7%	333,875	11%
2028	38	2,828	7%	85,114	3%
2029	50	7,830	19%	684,950	23%
2030	38	4,366	11%	264,004	9%
2031	20	2,631	6%	223,531	8%
2032	17	2,459	6%	81,861	3%
2033	14	2,135	5%	98,455	3%
2034	18	3,495	8%	326,990	11%
2035	14	4,687	11%	493,483	17%
Thereafter	25	6,170	15%	194,617	7%
Total	304	$41,391	100%	2,948,361	100%
(1)Annualized base rent is determined from the annualized June 30, 2026 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Annualized base rent and square feet are presented at our pro rata share.
Private Real Estate Credit
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas which is 94% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At June 30, 2026, we hold a total equity investment of $25.8 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of June 30, 2026, our investment in CMI was $7.2 million.

The following tables summarize our investments in commercial loans as of June 30, 2026 and December 31, 2025:

				June 30, 2026
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.58%	$86,250	$83,697	$83,764	12/9/2030
Sync DFW Multifamily Portfolio Loan	1/9/2026	Senior	Interest Only	6.23%	113,998	113,998	114,103	1/9/2031
Total					$200,248	$197,695	$197,867

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest Only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335

(1)Loan earns interest at Secured Overnight Financing Rate (“SOFR”) plus a spread.
(2)Loan amount consists of outstanding principal balance plus unfunded loan commitments.
(3)Assumes all extension options are exercised by the borrower; however, loans may be repaid prior to such date. Extension options are subject to certain conditions, as defined in the respective loan agreement.
In February 2026, we granted the borrower of 5805 N Jackson Gap Loan, a mezzanine commercial loan, a short-term extension of the loan’s maturity date to March 9, 2026. The loan was subsequently repaid in full at par value in February 2026.
Interest income recognized from the 5805 N Jackson Gap Loan was $0.3 million during the six months ended June 30, 2026. No interest income was recognized during the three months ended June 30, 2026 because the loan was repaid in February 2026. During the three and six months ended June 30, 2025, interest income recognized from the loan was $0.4 million and $0.8 million, respectively. Interest income from the loan is recorded as income from commercial loans in our condensed consolidated statements of operations.
We have originated commercial real estate loan investments structured as senior loans, which are partially financed by the secured lending agreement described in Note 10 — “Borrowings.” During the three and six months ended June 30, 2026, these loans generated interest income of $3.2 million and $6.2 million, respectively. In addition, we recognized $1.0 million of origination fee income during the six months ended June 30, 2026. No origination fee income was recognized during the three months ended June 30, 2026 as there were no loan originations during the period. Interest income and origination fee income are recorded as income from commercial loans in our condensed consolidated statements of operations. During the three and six months ended June 30, 2026, we recognized interest expense associated with the secured lending agreement of $2.2 million and $4.2 million, respectively, which is recorded as interest expense in our condensed consolidated statements of operations. We did not have any senior commercial real estate loan investments or secured lending agreements outstanding during the three and six months ended June 30, 2025.

Investments in Liquid Real Estate-Related Securities
The following table details our investments in real estate-related securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$25,894	$(941)	$24,953	$62	$25,015	6.76%	2/14/2028
Preferred stock of REITs	N/A	N/A	1,975	(86)	1,889	6.72%	N/A
Total	$25,894	$(941)	$26,928	$(24)	$26,904

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
in thousands	2026	2025		2026	2025
Revenues
Rental revenue	$20,683	$14,498	$6,185	$40,262	$29,416	$10,846
Income from commercial loans	3,196	390	2,806	7,473	785	6,688
Other revenue	1,000	760	240	2,563	2,030	533
Total revenues	24,879	15,648	9,231	50,298	32,231	18,067
Expenses
Rental property operating	8,242	6,631	1,611	16,115	12,337	3,778
General and administrative	1,742	2,495	(753)	3,587	4,599	(1,012)
Management fee - related party	1,148	708	440	2,181	1,313	868
Performance participation interest - related party	482	8	474	1,263	8	1,255
Depreciation and amortization	9,581	7,153	2,428	19,209	14,209	5,000
Total expenses	21,195	16,995	4,200	42,355	32,466	9,889
Other income (expense), net
Income (loss) from unconsolidated entities, net	1,681	419	1,262	2,819	492	2,327
Gain (loss) on real estate-related securities, net	351	697	(346)	624	1,250	(626)
Income (loss) from investment in affiliated fund, net	85	224	(139)	14	697	(683)
Gain (loss) on derivative instruments, net	213	(92)	305	772	(637)	1,409
Unrealized gain (loss) on commercial loans	171	21	150	179	(45)	224
Debt extinguishment charges	—	(451)	451	—	(485)	485
Interest income	76	756	(680)	189	1,486	(1,297)
Interest expense	(5,622)	(3,925)	(1,697)	(11,985)	(8,485)	(3,500)
Other income (expense), net	(365)	(85)	(280)	(225)	(163)	(62)
Total other income (expense), net	(3,410)	(2,436)	(974)	(7,613)	(5,890)	(1,723)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$274	$(3,783)	$4,057	$330	$(6,125)	$6,455
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(2,614)	$(317)	$(2,297)	$(4,828)	$(304)	$(4,524)
Net (income) loss attributable to non-controlling interest in INREIT OP	1	(37)	38	1	(55)	56
Net income (loss) attributable to common stockholders	$(2,339)	$(4,137)	$1,798	$(4,497)	$(6,484)	$1,987

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.10)	$(0.18)	$0.08	$(0.19)	$(0.28)	$0.09
Weighted average shares of common stock
Basic	23,590,492	22,850,487	740	23,443,421	22,791,661	652
Diluted	23,590,492	22,850,487	740	23,443,421	22,791,661	652

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue increased by $6.2 million, other revenue increased by $0.2 million and rental property operating expenses increased by $1.6 million for the three months ended June 30, 2026 as compared to the same period in 2025. Rental revenue increased by $10.8 million, other revenue increased by $0.5 million and rental property operating expenses increased by $3.8 million for the six months ended June 30, 2026 as compared to the same period in 2025. For the three and six months ended June 30, 2026, rental revenue and property operating expenses increased due to the acquisition of nine new properties in the last twelve months. The increase in other revenue is due to an increase in interests sold in our DST Program driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive.

Income from Commercial Loans and related Interest Expense
During the three and six months ended June 30, 2026, income from commercial loans increased $2.8 million and $6.7 million, respectively, compared to the three and six months ended June 30, 2025. This is primarily due to interest income of $3.2 million and $6.2 million during the three and six months ended June 30, 2026, respectively, from the two new senior loan originations in the last twelve months and origination fee income on the Sync DFW Multifamily Portfolio Loan of $1.0 million in January 2026. This increase is partially offset by a decrease in interest income from the 5805 N Jackson Gap loan which was repaid in full in February 2026. The senior commercial loan investments are partially financed by a secured lending agreement. During the three and six months ended June 30, 2026, interest expense related to the secured lending agreement increased $2.2 million and $4.2 million, respectively. This resulted in net interest income from commercial loans of $1.0 million and $2.0 million, respectively, during the three and six months ended June 30, 2026. We did not have senior commercial loans financed by a secured lending agreement in the prior period.
Unrealized Gain (Loss) on Commercial Loans
For the three and six months ended June 30, 2026, unrealized gain (loss) on commercial loans increased by $0.2 million compared to the three and six months ended June 30, 2025, primarily driven by changes to the interest rate environment in the current period.
General and Administrative
During the three and six months ended June 30, 2026, general and administrative expenses decreased $0.8 million and $1.0 million, respectively, compared to the three and six months ended June 30, 2025. The decrease was primarily due to a reduction in various corporate level expenses compared to the prior period.
Management Fee - Related Party
During the three and six months ended June 30, 2026, the management fee increased $0.4 million and $0.9 million, respectively, compared to the three and six months ended June 30, 2025 due to increases in our net asset value.
Performance Participation Interest - Related Party
During the three and six months ended June 30, 2026, the performance participation interest increased approximately $0.5 million and $1.3 million, respectively, compared to the three and six months ended June 30, 2025 due to increases in our net asset value and positive valuation adjustments.
Depreciation and Amortization
During the three and six months ended June 30, 2026, depreciation and amortization increased $2.4 million and $5.0 million, respectively, compared to the three and six months ended June 30, 2025 primarily due to the acquisition of nine properties in the last twelve months.
Income (Loss) from Unconsolidated Entities, Net
During the three and six months ended June 30, 2026, income from unconsolidated entities increased $1.3 million and $2.3 million, respectively, compared to the three and six months ended June 30, 2025. The increase is primarily due to an increase in net income at Vida JV LLC due to unrealized gains from derivatives and an increase in net income at Homestead Communities, LLC due to acquisition fee income related to increased transaction activity in the current year.

Gain (Loss) on Real Estate-Related Securities, Net
During the three and six months ended June 30, 2026, our gains on real estate-related securities decreased by approximately $0.3 million and $0.6 million, respectively, compared to the three and six months ended June 30, 2025. The decrease was primarily due to market fluctuations on CMBS holdings.
Income (Loss) from Investment in Affiliated Fund, Net
During the three and six months ended June 30, 2026, income (loss) from investment in affiliated fund decreased by $0.1 million and $0.7 million, respectively, compared to the three and six months ended June 30, 2025. The decrease is primarily due to a decrease in our investment amount caused by partial redemptions and distributions which decreased our income allocations of the fund.
Gain (Loss) on Derivative Instruments, Net
During the three and six months ended June 30, 2026, gain (loss) on derivative instruments increased by $0.3 million and $1.4 million, respectively, compared to the three and six months ended June 30, 2025. The change is primarily due to higher unrealized gains in the current period driven by changes to the interest rate environment.
Debt Extinguishment Charges
We did not incur any debt extinguishment charges during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we incurred debt extinguishment charges of $0.5 million related to the refinancing of the mortgage secured by The Carmin student housing property and the early repayment of the mortgage secured by the Midwest Industrial Portfolio properties in conjunction with the joint venture buyout.
Interest Income
During the three and six months ended June 30, 2026, interest income decreased by $0.7 million and $1.3 million, respectively, compared to the three and six months ended June 30, 2025, primarily due to a lower average cash balance in the current period. This interest income represents cash held in our bank accounts while interest income from commercial loans is presented separately and described above.
Interest Expense
During the three and six months ended June 30, 2026, interest expense increased $1.7 million and $3.5 million compared to the three and six months ended June 30, 2025 primarily due to the interest expense related to the secured lending agreement described above.
Other Income (Expense)
During the three and six months ended June 30, 2026, other income decreased by $0.3 million and $0.1 million compared to the three and six months ended June 30, 2025. For the three months ended June 30, 2026, the decrease is primarily due to higher state level taxes compared to the same period in 2025. For the six months ended June 30, 2026, the decrease is primarily due to an early lease termination loss of $0.1 million recognized in 2026 at one of the properties which did not occur during the same period in 2025.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Net income (loss) attributable to our stockholders	$(2,339)	$(4,137)	$(4,497)	$(6,484)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	9,581	7,153	19,209	14,209
Amount attributed to unconsolidated entities for real estate depreciation and amortization	2,375	2,317	4,852	4,732
Amount attributed to non-controlling interests for real estate depreciation and amortization	(1,163)	835	(2,352)	(856)
Amount attributed to unconsolidated entities for (gain) loss on disposition of real estate	—	(340)	—	(340)
FFO attributable to our stockholders	8,454	5,828	17,212	11,261
Adjustments to arrive at AFFO:
Straight-line rental income	(583)	(187)	(952)	(332)
Amortization of capitalized tax abatement(1)	43	42	83	83
Amortization of above-market and below-market lease intangibles	(514)	(421)	(1,058)	(867)
Amortization of deferred financing costs	240	426	532	747
Debt extinguishment charges	—	485	—	485
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	(161)	(82)	(234)	1,098
Non-cash share based compensation awards	80	63	161	125
Non-cash performance participation interest	482	8	1,263	8
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	(416)	524	(831)	1,065
Amount attributed to unconsolidated entities for above adjustments	(349)	71	(349)	131
Amount attributed to non-controlling interests for above adjustments	191	(181)	177	(525)
AFFO attributable to our stockholders	7,467	6,576	16,004	13,279
Adjustments to arrive at FAD:
Non-cash management fee	1,148	708	2,181	1,313
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(777)	(450)	723	144
Accrued preferred return from preferred membership interest	(316)	(308)	(629)	(608)
Accrued preferred return from preferred equity investment	(187)	(87)	(371)	(172)
Stockholder servicing fees	(61)	(50)	(116)	(96)
Recurring capital expenditures attributed to unconsolidated entities(3)	(321)	(359)	(667)	(1,580)
Recurring capital expenditures attributed to non-controlling interests(3)	70	(10)	(271)	790
Realized (gains) losses on financial instruments(4)	(38)	995	(32)	1,029
Accrued property incentive fees	—	—	—	(92)
FAD attributable to our stockholders	$6,985	$7,015	$16,822	$14,007
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of June 30, 2026, accumulated amortization of the capitalized tax abatement was $0.7 million.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	June 30, 2026	December 31, 2025
Stockholders' equity	$34,055	$67,071
Adjustments:
Class N redeemable common stock(1)	456,803	445,933
Unrealized net real estate and borrowings appreciation (depreciation)(2)	8,336	(16,533)
Accumulated depreciation and amortization(3)	145,205	141,816
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	147	—
Accrued stockholder servicing fee(6)	2,809	2,510
Impairment of investments in real estate(7)	6,182	6,182
Straight-line rent receivable(8)	(9,733)	(8,534)
Change in interest in consolidated joint ventures(9)	(8,000)	(17,020)
Other	(759)	(862)
NAV	$647,045	$632,563
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
The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 and December 31, 2025:

in thousands, except share/unit data
Components of NAV	June 30, 2026	December 31, 2025
Investments in real estate	$1,050,666	$1,006,986
Investments in unconsolidated entities	161,456	157,442
Investments in real estate-related securities	26,904	33,259
Investments in commercial loans	197,867	95,335
Investment in affiliated fund	7,249	12,545
Cash and cash equivalents	35,726	25,578
Restricted cash	4,980	1,954
Other assets	5,015	2,230
Mortgage notes, revolving credit facility, secured lending agreement and financing obligation, net	(461,581)	(394,425)
Subscriptions received in advance	(697)	(401)
Other liabilities	(26,828)	(20,574)
Accrued performance participation interest	(1,263)	(151)
Management fee payable	(775)	(626)
Accrued stockholder servicing fees	(22)	(17)
Non-controlling interests in joint-ventures	(351,652)	(286,572)
Net asset value	$647,045	$632,563
Number of outstanding shares/units	23,590,277	23,183,377

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Operating Partnership Units(1)	Total
Net asset value	$6,966	$12,597	$13,330	$95,526	$34,745	$433,950	$29,997	$19,782	$152	$647,045
Number of outstanding shares/units	266,898	482,566	510,341	3,636,306	1,224,573	15,617,727	1,112,560	733,937	5,369	23,590,277
NAV Per Share/Unit as of June 30, 2026	$26.0994	$26.1045	$26.1190	$26.2702	$28.3732	$27.7857	$26.9625	$26.9527	$28.3732
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the June 30, 2026 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.2%	5.8%
Office	9.5%	7.3%
Industrial	7.8%	5.8%
Self-Storage	7.6%	5.8%
Multifamily	7.5%	5.5%
Student Housing	8.0%	5.8%
Retail	8.4%	7.3%
Manufactured Housing Community	9.6%	5.6%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values	Manufactured Housing Community Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%	+1.9%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%	(1.8)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.0%	+2.9%	+2.7%	+3.0%	+2.7%	+1.9%	+3.0%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.6)%	(2.5)%	(2.7)%	(2.5)%	(1.8)%	(2.7)%
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
For the three and six months ended June 30, 2026, we declared distributions of $9.7 million and $19.3 million, respectively. For the three and six months ended June 30, 2025, we declared distributions of $9.4 million and $18.8 million, respectively.

The following table summarizes our distributions declared during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30, 2026		June 30, 2025
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,388	35%	$3,602	38%
Reinvested in shares	6,297	65%	5,803	62%
Total distributions	$9,685	100%	$9,405	100%
Sources of Distributions
Cash flows from operating activities	$9,685	100%	$2,821	30%
Distributions of capital from investments in unconsolidated entities(1)	—	—%	1,334	14%
Offering proceeds(3)	—	—%	5,250	56%
Total sources of distributions	$9,685	100%	$9,405	100%

Cash flows from operating activities	$11,475		$2,821
Funds from Operations(2)	$8,454		$5,828

	Six Months Ended
	June 30, 2026		June 30, 2025
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$6,886	36%	$7,271	39%
Reinvested in shares	12,402	64%	11,514	61%
Total distributions	$19,288	100%	$18,785	100%
Sources of Distributions
Cash flows from operating activities	$19,288	100%	$7,389	40%
Distributions of capital from investments in unconsolidated entities(1)	—	—%	4,384	23%
Offering proceeds(3)	—	—%	7,012	37%
Total sources of distributions	$19,288	100%	$18,785	100%

Cash flows from operating activities	$26,926		$7,389
Funds from Operations(2)	$17,212		$11,261
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

The table below details the net distribution for each of our share classes for the six months ended June 30, 2026:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
January 30, 2026	$0.1207	$0.1206	$0.1340	$0.1395	$0.1395	$0.1395	$0.1387	$0.1395
February 27, 2026	0.1202	0.1202	0.1322	0.1372	0.1372	0.1372	0.1353	0.1372
March 31, 2026	0.1207	0.1207	0.1340	0.1395	0.1395	0.1395	0.1368	0.1395
April 30, 2026	0.1198	0.1197	0.1326	0.1380	0.1380	0.1380	0.1352	0.1380
May 29, 2026	0.1207	0.1206	0.1340	0.1395	0.1395	0.1395	0.1355	0.1395
June 30, 2026	0.1198	0.1198	0.1326	0.1380	0.1380	0.1380	0.1340	0.1380
Total	$0.7219	$0.7216	$0.7994	$0.8317	$0.8317	$0.8317	$0.8155	$0.8317
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
Our target leverage ratio is approximately 50% to 60%. As used herein, “leverage ratio” is measured by dividing (x) the sum of the Company’s consolidated property-level debt, entity-level debt and debt-on-debt, net of cash and restricted cash, by (y) the asset value of the Company’s real estate investments, private real estate credit investments and equity in the Company’s real estate-related securities portfolio (in each case measured using the greater of fair market value and cost), including the Company’s net investment in unconsolidated investments. For purposes of determining the asset value of the Company’s real estate investments, the Company includes the asset value of the DST Properties due to the master lease structure, including the Company’s fair market value purchase option. The leverage ratio calculation does not include (i) indebtedness incurred in connection with funding a deposit in advance of the closing of an investment, (ii) indebtedness incurred as other working capital advances, (iii) indebtedness on the Company’s real estate securities investments or (iv) the pro rata share of debt within the Company’s unconsolidated investments. Further, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness for purposes of the leverage ratio calculation so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our charter prohibits us from borrowing more than 300% of our net assets, which approximates borrowing 75% of the cost of our investments. We may exceed this limit if a majority of our independent directors approves each borrowing in excess of the limit and we disclose the justification for doing so to our stockholders.
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
The Adviser and its affiliates provide us with our management team, including our officers and appropriate support personnel. The Adviser or the Adviser's affiliates may provide us services that would otherwise be performed by third parties. In such event, we will reimburse the Adviser or the Adviser’s affiliate the cost of performing such services provided that such reimbursements will not exceed the amount that would be payable if such services were provided by a third party in an arm’s-length transaction.

The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of June 30, 2026 and December 31, 2025, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of June 30, 2026 and December 31, 2025, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of June 30, 2026 and December 31, 2025, we have $3.7 million and $3.8 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of June 30, 2026 and December 31, 2025, we have $0.7 million and $0.5 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended June 30, 2026 did not exceed the charter-imposed limitation.
On May 22, 2026, we and MassMutual entered into Amendment No. 3 (the “Amendment”) to the Subscription Agreement which amended the Subscription Agreement to modify MassMutual's repurchase rights as described below.
MassMutual committed and fully funded $400.0 million of Class N common stock in our Private Offerings. The Amendment extended the commencement date of our obligation to make monthly repurchases of MassMutual’s shares from January 1, 2026 to April 1, 2028, and revised the amount of shares required to be repurchased in any month. Pursuant to the Amendment, the amount (based upon aggregate repurchase price) of Class N shares that we are required to repurchase from MassMutual in any month will be equal to (a) the sum of 100% of Net Flows (as defined below) to us from the sale of shares of common stock to IGP+, plus (b) between 50% and 100% (in our discretion) of Net Flows to us from the sale of shares of common stock to persons other than IGP+, less (c) the aggregate repurchase price paid by us to satisfy repurchase requests made under our share repurchase plan, if any, effective as of the last day of the prior month. In any month, MassMutual may choose to waive our obligation to repurchase shares. We are required to continue repurchasing shares until we have repurchased $200.0 million. We are required to limit repurchases to ensure that the aggregate NAV of MassMutual shares is at least $50.0 million.
The Amendment extended the commencement of MassMutual’s right to request repurchases of its shares from January 1, 2026 to April 1, 2028 and revised the amount of shares it may request to be repurchased in any month. As revised, the amount (based upon aggregate repurchase price) of Class N shares that we are required to repurchase in any month upon MassMutual’s request will be limited to no more than the lesser of (a) 15% of Net Flows to us from the sale of shares of common stock and securities convertible into shares of common stock to persons other than MassMutual and its affiliates in the month immediately preceding the month in which MassMutual makes a repurchase request less the aggregate repurchase price paid by us to satisfy repurchase requests made under our share repurchase plan, if any, effective as of the last day of the month immediately preceding the month in which MassMutual makes a repurchase request, and (b) 1.5% of our aggregate net asset value as of the last day of the month immediately preceding the month in which MassMutual makes a repurchase request.

Net Flows means, for any month, (i) gross proceeds to us from the sale of shares of common stock effective as of the first calendar day of that month, net of all applicable upfront selling commissions and dealer manager fees, less (ii) the aggregate repurchase price paid by us to satisfy repurchase requests made under the share repurchase plan, if any, effective as of the last day of the prior month.
Prior to the Amendment, MassMutual had elected to forgo automatic monthly repurchases through May 1, 2026, and did not exercise the right to request repurchases.

Capital Resources
Our borrowing arrangements include a revolving credit facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of June 30, 2026 and December 31, 2025:

			June 30, 2026				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	June 30, 2026	December 31, 2025
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.19%	$250,000	$84,000	$15,000	$40,000

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.21%	$300,000	$142,320	$157,680	$66,480

Mortgage Notes Payable
The Carmin	3/5/2027	3/5/2032	S + 1.75%	5.37%	$84,000	$—	$84,000	$84,000
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.11%	113,500	1,505	111,995	111,658
Total mortgages payable							235,655	235,318
Deferred financing costs, net							(379)	(570)
Mortgages payable, net							$235,276	$234,748
(1)Assumes all available extension options are exercised upon meeting certain conditions, which may include payment of a non-refundable extension fee.
(2)The term “S” refers to the relevant floating benchmark rate, SOFR.
(3)Borrowings under the Revolving Credit Facility carry interest at a rate equal to (i) SOFR, (ii) SOFR with an interest period of one, three or six months, or (iii) a Base Rate, where the base rate is the highest of (a) federal funds rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America, N.A. (“Bank of America”) as its “prime rate,” (c) SOFR with an interest period of one month plus 1.0%, or (d) 1.0%, in each case, plus an applicable margin that is based on our leverage ratio.
As of June 30, 2026, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
On January 22, 2021, we entered into the Revolving Credit Facility with Bank of America. As of June 30, 2026, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The available borrowing capacity on the Revolving Credit Facility is the difference between the maximum facility size and the current principal outstanding balance, including any outstanding letters of credit, limited by the aggregate fair value and cash flows of our unencumbered properties as applicable. The unused commitment fee is 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
In December 2025, we entered into a traditional repurchase agreement with Citibank. As of June 30, 2026, the aggregate commitment is $160.2 million with the ability to request increases up to $300.0 million in aggregate commitments, subject to certain conditions. We have pledged two investments in commercial loans with a fair value of $197.9 million as collateral for this agreement. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreements as of June 30, 2026. A margin deficiency may generally result from either a decline in the underlying loan’s market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
We have entered into mortgage notes that are secured by our real estate investments.

In March 2026, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.
In connection with the failed sale and leaseback of The Carmin property, as of June 30, 2026, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
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
At June 30, 2026, we had cash and cash equivalents of $35.7 million and restricted cash of $5.0 million. Our restricted cash consists of subscriptions received in advance, an interest and capital expenditure reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended April 30, 2026, May 31, 2026 and June 30, 2026, we received repurchase requests below the applicable repurchase limits under our share repurchase plan and fulfilled all repurchase requests.

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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $119.7 million of immediate liquidity as of June 30, 2026, comprised of $84.0 million of undrawn capacity on our Revolving Credit Facility and $35.7 million of cash and cash equivalents. In addition, we hold $26.9 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
in thousands	2026	2025
Cash flows provided by (used in) operating activities	$26,926	$7,389
Cash flows provided by (used in) investing activities	(127,326)	(1,782)
Cash flows provided by (used in) financing activities	113,574	13,209
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,174	$18,816
Operating Activities
Cash flows provided by operating activities of $26.9 million for the six months ended June 30, 2026 consists of our net income of $0.3 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates. We also had an increase in distributions received from equity method investments classified as operating activities based on the cumulative earnings approach in connection with the San Simeon Preferred Equity modification.

Investing Activities
Cash flows used in investing activities increased $125.5 million during the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to the origination of the Sync DFW Multifamily Portfolio Loan and the acquisition of Gateway One during the period. This increase was offset by the repayment of the 5805 N Jackson Gap Loan, a partial redemption of our investment in an affiliated fund and the sale of real estate related securities.
Financing Activities
Cash flows provided by financing activities increased $100.4 million for the six months ended June 30, 2026 compared to the corresponding period in 2025 primarily due to an increase in net borrowings of $117.2 million and an increase in net proceeds of common stock of $2.6 million. These increases were partially offset by net cash paid in connection with joint venture buyouts and amendments for two of our properties of $16.8 million and an increase in distributions to non-controlling interests of $3.1 million.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of June 30, 2026, we had borrowed $250.7 million under our mortgage notes and Revolving Credit Facility. Of our total borrowings, $211.0 million bears variable rate interest. As of June 30, 2026, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease of $0.4 million, respectively, net of the impact of our interest rate hedges.

We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of June 30, 2026, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.1 million, respectively.
As of June 30, 2026, we have originated $40.0 million of variable rate senior commercial loans, net of the secured lending agreement, that are indexed to SOFR. A rise in benchmark interest rates, such as SOFR, can be expected to lead to higher interest income earned (calculated as benchmark interest rate plus spread) on the variable rate commercial real estate loans we hold. A decline in benchmark interest rates can be expected to lead to lower interest income earned on the variable rate commercial real estate loans we hold. To mitigate the impact of reduced earnings as a result of declining benchmark interest rates, we expect to structure benchmark interest rate floors into each loan where the borrower will be required to pay minimum debt service payments should benchmark interest rates fall below a predetermined rate. Additionally, reduced benchmark interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not feature interest rate floors, but our variable rate commercial real estate loans feature minimum debt service payments due to us, declining benchmark interest rates below the structured floors may result in an increase to the net interest income received.
The sensitivity analysis table presented below shows the estimated impact in net interest income due to an increase or decrease in SOFR assuming no changes in the composition of our commercial real estate loan investment portfolio and related borrowings over a twelve-month period.

$ in thousands	As of June 30, 2026
Change in Interest Rates	Projected Increase (Decrease)
+1.00%	$400
+0.50%	$200
-1.00%	$232
-0.50%	$(200)
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
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2026, we held derivative instruments with a fair value asset balance of $0.5 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures (a) are effective to reasonably ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On April 1, 2026, we issued 11,257 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.3 million.
On May 1, 2026, we issued 13,479 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.4 million.
On June 1, 2026, we issued 13,217 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.4 million.
On April 1, 2026, we issued 10,712 unregistered Class S-PR shares of common stock for total consideration of $0.3 million.
On May 1, 2026, we issued 75,014 unregistered Class S-PR shares of common stock for total consideration of $2.0 million.
On June 1, 2026, we issued 3,339 unregistered Class S-PR shares of common stock for total consideration of $0.1 million.
On April 1, 2026, we issued 150,145 unregistered Class K-PR shares of common stock for total consideration of $4.1 million.
On May 1, 2026, we issued 22,230 unregistered Class K-PR shares of common stock for total consideration of $0.6 million.
On June 1, 2026, we issued 28,285 unregistered Class K-PR shares of common stock for total consideration of $0.8 million.
The table below shows the total issuances of Class E, Class N, Class S-PR and Class K-PR shares of common stock by us pursuant to the distribution reinvestment plan in our Private Offerings for the three months ended June 30, 2026.

$ in thousands
Date of Issuance	Class of Common Stock	Number of Shares Issued	Consideration Paid
4/10/2026	Class E	300	$8
4/10/2026	Class N	66,282	$1,833
4/10/2026	Class K-PR	377	$10
4/10/2026	Class S-PR	481	$13
5/11/2026	Class E	297	$8
5/11/2026	Class N	65,776	$1,823
5/11/2026	Class K-PR	1,142	$31
5/11/2026	Class S-PR	531	$14
6/10/2026	Class E	298	$8
6/10/2026	Class N	66,830	$1,851
6/10/2026	Class K-PR	1,237	$33
6/10/2026	Class S-PR	852	$23
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

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of shares resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares held by such stockholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (1) in the case of death, receiving written notice from the estate of the stockholder, the recipient of the shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (2) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder or (3) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares (through the repurchase of the shares by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including a trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder, the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of shares, the request to have the shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to a waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
Our board of directors has designated the following persons as “Key Persons” under our share repurchase plan: Chase Bolding, Scott Dennis, Stephanie Holder, Dan Kubiak, Courtney Popelka, and Charlie Rose and any individual that replaces such persons. Our share repurchase plan provides that, upon a Key Person Triggering Event, then the Early Repurchase Deduction will be waived with respect to shares that have been purchased in the 12 months preceding the expiration of five business days after the public disclosure of the occurrence of such Key Person Triggering Event until the completion of six full calendar months from the time the Key Person Triggering Event is publicly disclosed. The waiver of the Early Repurchase Deduction set forth in this paragraph will not apply to shares acquired through our distribution reinvestment plan.
During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2026	237,930	$26.30	232,150	—
May 2026	140,491	27.91	134,713	—
June 2026	54,951	26.42	49,173	—
	433,372	$26.84	416,036	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 17,336 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $28.28, related to shares that were previously issued to the Adviser as payment of management fees.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Amendment No. 3 to Subscription Agreement between Invesco Real Estate Income Trust Inc. and Massachusetts Mutual Life Insurance Company, dated May 22, 2026 (filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on May 27, 2026 and incorporated herein by reference).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: August 10, 2026