Form 10-Q
period 2026-09-30
Invesco Real Estate Income Trust Inc.
filed 2026-11-13
CIK 1756761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
Registrant’s telephone number, including area code: (972) 715-7400
_______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 9, 2026, the issuer had the following shares outstanding: 257,130 shares of Class T common stock, 494,175 shares of Class S common stock, 491,061 shares of Class D common stock, 3,871,649 shares of Class I common stock, 805,523 shares of Class E common stock, 15,885,895 shares of Class N common stock, 1,592,669 shares of Class S-PR common stock, and 801,096 shares of Class K-PR common stock.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	2

	Unaudited Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments for the three and nine months ended September 30, 2026 and 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	72

ITEM 4.	CONTROLS AND PROCEDURES	74

PART II	OTHER INFORMATION	75

ITEM 1.	LEGAL PROCEEDINGS	75

ITEM 1A.	RISK FACTORS	75

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	76

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	78

ITEM 4.	MINE SAFETY DISCLOSURES	78

ITEM 5.	OTHER INFORMATION	79

ITEM 6.	EXHIBITS	80

SIGNATURES		81

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Invesco Real Estate Income Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

in thousands except share amounts	September 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$963,960	$857,577
Investments in unconsolidated entities	135,748	123,462
Investments in commercial loans, at fair value	198,243	95,335
Investments in real estate-related securities, at fair value	41,856	33,259
Investment in affiliated fund, at fair value	6,802	12,545
Intangible assets, net	54,147	43,207
Cash and cash equivalents	20,206	25,578
Restricted cash	9,065	1,954
Other assets	11,967	7,999
Total assets(1)	$1,441,994	$1,200,916

LIABILITIES
Revolving credit facility	$32,000	$40,000
Secured lending agreement	158,447	66,480
Mortgages payable, net	235,576	234,748
Financing obligation, net	53,974	53,983
Due to affiliates	23,550	22,395
Accounts payable, accrued expenses and other liabilities	40,303	22,340
Total liabilities(2)	543,850	439,946

Commitments and contingencies (See Note 19)	—	—

Class N redeemable common stock, $0.01 par value per share	462,403	445,933
Redeemable non-controlling interest in INREIT OP	144	—

EQUITY
Common stock, Class T shares, $0.01 par value per share, 600,000,000 shares authorized	3	3
Common stock, Class S shares, $0.01 par value per share, 600,000,000 shares authorized	5	4
Common stock, Class D shares, $0.01 par value per share, 600,000,000 shares authorized	5	5
Common stock, Class I shares, $0.01 par value per share, 600,000,000 shares authorized	39	40
Common stock, Class E shares, $0.01 par value per share, 600,000,000 shares authorized	10	13
Common stock, Class S-PR shares, $0.01 par value per share, 600,000,000 shares authorized	12	9
Common stock, Class K-PR shares, $0.01 par value per share, 600,000,000 shares authorized	8	4
Additional paid-in capital	234,810	242,367
Accumulated deficit and cumulative distributions	(211,656)	(175,374)
Total stockholders' equity	23,236	67,071
Non-controlling interests in consolidated joint ventures	399,316	247,966
Non-controlling interests in INREIT OP	13,045	—
Total equity	435,597	315,037
Total liabilities, redeemable equity instruments and equity	$1,441,994	$1,200,916
(1) Includes restricted assets of consolidated variable interest entities at September 30, 2026 and December 31, 2025 of $659.8 million and $489.7 million, respectively. See Note 16 — “Variable Interest Entities.”
(2) Includes non-recourse liabilities of consolidated variable interest entities at September 30, 2026 and December 31, 2025 of $157.7 million and $145.7 million, respectively. See Note 16 — “Variable Interest Entities.”
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except share amounts	2026	2025	2026	2025
Revenues
Rental revenue	$20,834	$15,672	$61,096	$45,088
Income from commercial loans	3,257	391	10,730	1,176
Other revenue	1,783	1,215	4,346	3,245
Total revenues	25,874	17,278	76,172	49,509
Expenses
Rental property operating	8,035	6,836	24,150	19,173
General and administrative	2,075	725	5,662	5,324
Management fee - related party	1,360	776	3,541	2,089
Performance participation interest - related party	302	(8)	1,565	—
Depreciation and amortization	10,117	7,612	29,326	21,821
Total expenses	21,889	15,941	64,244	48,407
Other income (expense), net
Income (loss) from unconsolidated entities, net	2,081	14	4,900	506
Gain (loss) on real estate-related securities, net	224	976	848	2,226
Income (loss) from investment in affiliated fund, net	150	225	164	922
Gain (loss) on derivative instruments, net	120	182	892	(455)
Unrealized gain (loss) on commercial loans	(74)	23	105	(22)
Debt extinguishment charges	—	—	—	(485)
Interest income	128	607	317	2,093
Interest expense	(6,005)	(4,254)	(17,990)	(12,739)
Other income (expense), net	(273)	(130)	(498)	(293)
Total other income (expense), net	(3,649)	(2,357)	(11,262)	(8,247)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$336	$(1,020)	$666	$(7,145)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(3,086)	$(437)	$(7,914)	$(741)
Net (income) loss attributable to non-controlling interest in INREIT OP	55	—	56	(55)
Net income (loss) attributable to common stockholders	$(2,695)	$(1,457)	$(7,192)	$(7,941)

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.11)	$(0.06)	$(0.31)	$(0.35)
Weighted average shares of common stock
Basic	23,823,316	22,941,347	23,572,317	22,837,463
Diluted	23,823,316	22,941,347	23,572,317	22,837,463
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests in INREIT OP	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2025	$3	$4	$5	$40	$13	$—	$9	$4	$242,367	$(175,374)	$67,071	$247,966	$—	$315,037	$445,933	$—
Proceeds from issuance of common stock, net of offering costs	—	1	—	—	—	—	1	1	6,485	—	6,488	—	—	6,488	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	651	—	651	—	—	651	5,414	—
Common stock repurchased	—	—	—	(2)	—	—	—	—	(7,629)	—	(7,631)	—	—	(7,631)	—	—
Share-based compensation	—	—	—	—	—	—	—	—	81	—	81	—	—	81	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,158)	(2,158)	2,214	—	56	—	—
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,603)	(9,603)	—	—	(9,603)	—	—
Issuance of Class E OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	150
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	59,343	—	59,343	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,547)	—	(2,547)	—	—
Distributions to non-controlling interests for promote crystallization in consolidated joint ventures	—	—	—	—	—	—	—	—	(9,020)	—	(9,020)	121	—	(8,899)	—	—
Balance at March 31, 2026	$3	$5	$5	$38	$13	$—	$10	$5	$232,935	$(187,135)	$45,879	$307,097	$—	$352,976	$451,347	$150
Proceeds from issuance of common stock, net of offering costs	—	—	—	1	—	—	1	2	10,997	—	11,001	—	—	11,001	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	748	—	748	—	—	748	5,456	—
Common stock repurchased	—	—	—	(3)	(1)	—	—	—	(11,627)	—	(11,631)	—	—	(11,631)	—	—
Share-based compensation	—	—	—	—	—	—	—	—	80	—	80	—	—	80	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,339)	(2,339)	2,614	—	275	—	(1)
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,683)	(9,683)	—	—	(9,683)	—	(2)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	12,644	—	12,644	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,187)	—	(3,187)	—	—
Balance at June 30, 2026	$3	$5	$5	$36	$12	$—	$11	$7	$233,133	$(199,157)	$34,055	$319,168	$—	$353,223	$456,803	$147

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests in INREIT OP	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	—	—	—	4	—	—	1	1	14,608	—	14,614	—	—	14,614	—	—
Issuance of Class I OP Units to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	13,312	13,312	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	810	—	810	—	—	810	5,600	—
Common stock repurchased	—	—	—	(1)	(2)	—	—	—	(13,816)	—	(13,819)	—	—	(13,819)	—	—
Share-based compensation	—	—	—	—	—	—	—	—	75	—	75	—	—	75	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,695)	(2,695)	3,086	(55)	336	—	—
Common stock and INREIT OP unit distributions ($0.4170 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,804)	(9,804)	—	—	(9,804)	—	(3)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	80,537	—	80,537	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,475)	(212)	(3,687)	—	—
Balance at September 30, 2026	$3	$5	$5	$39	$10	$—	$12	$8	$234,810	$(211,656)	$23,236	$399,316	$13,045	$435,597	$462,403	$144
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments
(Unaudited)

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests in INREIT OP	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Balance at December 31, 2024	$6	$7	$9	$47	$12	$—	$—	$—	$229,983	$(127,796)	$102,268	$74,340	$—	$176,608	$425,178	$2,018
Proceeds from issuance of common stock, net of offering costs	—	1	—	1	—	—	—	—	4,631	—	4,633	—	—	4,633	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	575	—	575	—	—	575	5,097	—
Common stock repurchased	—	—	—	(3)	—	—	—	—	(9,502)	—	(9,505)	—	—	(9,505)	—	(865)
Share-based compensation	—	—	—	—	—	—	—	—	62	—	62	—	—	62	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,347)	(2,347)	(13)	—	(2,360)	—	18
Common stock and INREIT OP unit distributions ($0.4162 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,359)	(9,359)	—	—	(9,359)	—	(22)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	63,827	—	63,827	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,427)	—	(1,427)	—	—
Sale of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	17,050	—	17,050	—	—	17,050	—	—
Balance at March 31, 2025	$6	$8	$9	$45	$12	$—	$—	$—	$242,799	$(139,502)	$103,377	$136,727	$—	$240,104	$430,275	$1,149
Proceeds from issuance of common stock, net of offering costs	—	—	—	1	1	—	—	—	5,557	—	5,559	—	—	5,559	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	614	—	614	—	—	614	5,132	—
Common stock repurchased	—	—	—	(2)	—	—	—	—	(6,652)	—	(6,654)	—	—	(6,654)	—	(859)
Share-based compensation	—	—	—	—	—	—	—	—	63	—	63	—	—	63	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,137)	(4,137)	317	—	(3,820)	—	37
Exchange of common stock	(3)	(3)	(4)	(3)	—	—	9	4	—	—	—	—	—	—	—	—
Common stock and INREIT OP unit distributions ($0.4155 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,398)	(9,398)	—	—	(9,398)	—	(8)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	7,985	—	7,985	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,185)	—	(1,185)	—	—
Purchase of interest in consolidated joint ventures	—	—	—	—	—	—	—	—	(32)	—	(32)	(1,488)	—	(1,520)	—	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	—	—	—	—	—	35	—	35	—	—	35	—	(35)
Balance at June 30, 2025	$3	$5	$5	$41	$13	$—	$9	$4	$242,384	$(153,037)	$89,427	$142,356	$—	$231,783	$435,407	$284

in thousands	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock	Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Stockholders' Equity	Non-controlling Interests in Consolidated Joint Ventures	Non-controlling Interests in INREIT OP	Total Equity	Class N Redeemable Common Stock	Redeemable Non-controlling Interest in INREIT OP
Proceeds from issuance of common stock, net of offering costs	1	—	—	1	—	—	—	—	4,951	—	4,953	—	—	4,953	—	—
Common stock repurchased	—	—	—	(2)	—	—	—	—	(7,123)	—	(7,125)	—	—	(7,125)	—	(284)
Distribution reinvestment	—	—	—	—	—	—	—	—	629	—	629	—	—	629	5,316	—
Share-based compensation	—	—	—	—	—	—	—	—	51	—	51	—	—	51	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,457)	(1,457)	437	—	(1,020)	—	—
Common stock and INREIT OP unit distributions ($0.4170 gross per share/unit)	—	—	—	—	—	—	—	—	—	(9,478)	(9,478)	—	—	(9,478)	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	53,792	—	53,792	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,093)	—	(2,093)	—	—
Balance at September 30, 2025	$4	$5	$5	$40	$13	$—	$9	$4	$240,892	$(163,972)	$77,000	$194,492	$—	$271,492	$440,723	$—
See accompanying notes to condensed consolidated financial statements.

Invesco Real Estate Income Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
in thousands	2026	2025
Cash flows from operating activities:
Net income (loss)	$666	$(7,145)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash management fee	3,541	2,089
Non-cash performance participation interest	1,565	—
(Income) loss from unconsolidated entities, net	(4,900)	(506)
Depreciation and amortization	29,326	21,821
Non-cash share-based compensation awards	236	176
Straight-line rents	(1,353)	(450)
Amortization of below-market lease intangibles	(1,733)	(1,436)
Amortization of above-market lease intangibles	131	131
Amortization of deferred financing costs	771	1,175
(Income) loss from investment in affiliated fund, net	(164)	(922)
Unrealized (gain) loss from real estate-related securities, net	776	(335)
Realized (gain) loss from real estate-related securities, net	2	903
Unrealized (gain) loss on commercial loans	(105)	22
(Gain) loss on derivative instruments, net	(660)	1,434
Distributions of earnings from investments in unconsolidated entities	8,612	2,960
Other items	(527)	433
Change in assets and liabilities, net of assets and liabilities acquired in acquisitions:
Decrease (increase) in other assets	(2,426)	(881)
(Decrease) increase in due to affiliates	(773)	(1,587)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	2,273	2,691
Net cash provided by (used in) operating activities	35,258	20,573
Cash flows from investing activities:
Distribution from affiliated fund	500	1,198
Redemption of investment in affiliated fund	5,442	7,764
Investments in unconsolidated entities	(19,572)	(441)
Distributions of capital from investments in unconsolidated entities	3,574	5,522
Originations and fundings of commercial loans	(115,048)	—
Proceeds from repayment of commercial loan	12,245	761
Acquisitions of real estate	(120,647)	(145,917)
Capital improvements to real estate	(4,204)	(2,757)
Purchase of real estate-related securities	(17,734)	(43,169)
Proceeds from sale of real estate-related securities	8,554	56,478
Net cash provided by (used in) investing activities	(246,890)	(120,561)

Cash flows from financing activities:
Proceeds from issuance of common stock	29,394	14,326
Offering costs paid	(302)	(147)
Repurchase of common stock and OP units	(28,663)	(25,554)
Subscriptions received in advance	4,917	1,740
Proceeds from revolving credit facility	92,000	25,000
Repayment of revolving credit facility	(100,000)	—
Borrowings from mortgages payable	536	84,217
Payments of mortgages payable	—	(135,500)
Borrowings under secured financings of investments in private real estate credit	91,967	—
Payment of deferred financing costs	(383)	(550)
Debt extinguishment charges	—	485
Payment of financing obligation	(9)	(6)
Contributions from non-controlling interests	152,524	125,604
Distributions to non-controlling interests	(9,209)	(4,705)
Cash paid for promote crystallization in consolidated joint ventures	(8,899)	—
Purchase of interest in consolidated joint ventures	—	(1,520)
Cash received from sale of interest in consolidated joint ventures	—	17,049
Common stock and INREIT OP unit distributions	(10,502)	(10,903)
Net cash provided by (used in) financing activities	213,371	89,536
Net change in cash and cash equivalents and restricted cash	1,739	(10,452)
Cash and cash equivalents and restricted cash, beginning of period	27,532	53,059
Cash and cash equivalents and restricted cash, end of period	$29,271	$42,607
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$20,206	$39,385
Restricted cash	9,065	3,222
Total cash and cash equivalents and restricted cash	$29,271	$42,607
Supplemental disclosures:
Interest paid	$16,944	$11,988
Income taxes paid	358	293
Non-cash investing and financing activities:
Assumption of assets and liabilities in conjunction with acquisitions of real estate, net	992	—
Issuance of Class E OP Units to non-controlling interests	150	—
Issuance of Class E shares for payment of management fees	3,238	1,920
Issuance of Class I OP Units to non-controlling interests	13,312	—
Accrued capital expenditures	411	10
Distributions payable	3,340	3,143
Distribution reinvestment	18,679	17,363
Accrued offering costs due to affiliates	227	953
Adjustment to carrying value of redeemable equity instruments	—	(35)
Accrued common stock repurchases	4,418	(262)

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
For the three and nine months ended September 30, 2026, we recorded a net tax expense of $0.2 million, located within other income (expense), net on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, we recorded a net tax benefit of approximately $8,000 and less than $1,000, respectively, located within other income (expense), net on our condensed consolidated statements of operations. As of September 30, 2026, we had a deferred tax asset of $1.2 million which was offset by a full valuation allowance. Deferred tax assets and valuation allowances are recorded within other assets on our condensed consolidated balance sheets. As of December 31, 2025, we had a net deferred tax liability of $0.5 million. Deferred tax liabilities are recorded within accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets. As of September 30, 2026, our tax years 2022 through 2026 remain subject to examination by the United States tax authorities.
Significant Accounting Policies
There have been no changes to our accounting policies included in Note 2 — “Summary of Significant Accounting Policies” to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025.

3.Investments in Real Estate, net
Investments in real estate, net consist of:

in thousands	September 30, 2026	December 31, 2025
Building and improvements	$782,958	$688,814
Land and land improvements	261,236	229,513
Furniture, fixtures and equipment	11,317	10,676
Total	1,055,511	929,003
Accumulated depreciation	(91,551)	(71,426)
Investments in real estate, net	$963,960	$857,577
Acquisitions
We acquired the following properties during the nine months ended September 30, 2026:

$ in thousands
Property Name	Ownership Interest	Number of Properties	Segment	Acquisition Date	Purchase Price(1)
Gateway One	100%	1	Industrial	April 2026	$32,460
Imperial Beach Storage	100%	1	Self-Storage	July 2026	15,571
Knightdale Marketplace(2)	100%	1	Retail	September 2026	85,928
		3			$133,959
(1)Purchase price is inclusive of acquisition-related costs.
(2)Knightdale Marketplace is a portion of a single shopping center comprised of Knightdale East, Knightdale West, and Knightdale Parcel A. Knightdale East and Knightdale West are held through the DST Program, while Knightdale Parcel A was acquired separately by the Operating Partnership and is not included in IREX VI Retail DST.
The following table summarizes the allocation of the total cost for the properties acquired during the nine months ended September 30, 2026:

$ in thousands	Amount
Building and improvements	$90,977
Land and land improvements	31,120
Lease intangibles(1)	19,625
Below-market lease intangibles	(7,763)
Total purchase price(2)	$133,959
(1)Lease intangibles consist of in-place leases and leasing commissions.
(2)Includes acquisition-related costs.
The weighted-average amortization periods for intangible assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2026 were as follows:

	In-place lease intangibles	Leasing commissions	Below-market lease intangibles
Weighted-average amortization periods (in years)	9.03	11.04	11.00
Impairment
During the three and nine months ended September 30, 2026 and 2025, we did not recognize any impairment losses on our real estate investments.

4.Investments in Unconsolidated Entities
As of September 30, 2026, we held six investments in unconsolidated entities that are accounted for using the equity method of accounting. The amounts reflected in the following tables (except for our share of equity and income) are based on the historical financial information of the individual unconsolidated entities. We do not record operating losses of an unconsolidated entity in excess of our investment balance unless we are liable for the obligations of the entity or are otherwise committed to provide financial support to the entity.
Our investments in unconsolidated entities as of September 30, 2026 and December 31, 2025 were as follows:

in thousands		Carrying Amount
Entity	Ownership Percentage(1)	September 30, 2026	December 31, 2025
Vida JV LLC(2)	50.0%	$73,490	$59,524
San Simeon Preferred Equity(3)	N/A	26,410	30,056
PTCR Holdco, LLC(4)	N/A	12,588	11,344
Retail GP Fund(5)	4.5% to 9.5%	22,707	22,308
Homestead Communities, LLC(6)	50.0%	553	230
West Spring Healthcare Properties, LLC(7)	28.0%	—	—
Total		$135,748	$123,462
(1)Ownership percentage represents our entitlement to residual distributions after payments of priority returns, where applicable. Preferred equity investment ownership percentages are not presented.
(2)We formed a joint venture (the “Invesco JV”) with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an interest in a portfolio of medical office buildings located throughout the United States (the “Sunbelt Medical Office Portfolio”). We hold a 50% ownership interest in the Invesco JV. The Invesco JV held an 85% ownership interest in a joint venture (“Vida JV LLC”) with a third party. On September 23, 2026, the Invesco JV acquired the 15% interest in Vida JV LLC from the third party. In connection with the transaction, we contributed $15.0 million to the Invesco JV, increasing our effective indirect ownership interest in Vida JV LLC from 42.5% to 50.0%. However, the governing structure remained the same. As of September 30, 2026, the Invesco JV owned a 100% interest in Vida JV LLC. As of September 30, 2026, Vida JV LLC owned a portfolio of twenty medical office buildings.
(3)We own a preferred membership interest in San Simeon Holdings LLC (“San Simeon Preferred Equity”), a limited liability company that owns a multifamily property. On March 13, 2026, the San Simeon Preferred Equity agreement was modified to extend the remaining term to April 1, 2031. In conjunction with the modification, a paydown was made by the common member to reduce the outstanding principal balance to $25.3 million. As of September 30, 2026 and after the modification, the investment yields a preferred return rate of 8.25%, which includes both the current pay and the deferred pay rates, as well as a preferred accrued return of 4.25% due upon redemption.
(4)We hold an 85% ownership interest in a consolidated joint venture, ITP Investments LLC (“ITP LLC”). ITP LLC holds a preferred equity investment in PTCR Holdco, LLC, a fully integrated retail platform operating company.
(5)ITP LLC has a 90% interest in PT Co-GP Fund, LLC (“Retail GP Fund”), which was formed to invest in retail properties through non-controlling general partner interests. ITP LLC holds non-controlling general partner interests through its interest in the Retail GP Fund ranging from 4.5% to 9.5% in fourteen retail properties.
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
(7)We hold a 28% ownership interest in a real estate operating company focused on the acquisition and asset management of medical office buildings through a joint venture, West Spring Healthcare Properties, LLC (“Spring Creek”). Invesco U.S. Income Fund L.P., an affiliate of Invesco, owns the remaining 72% ownership interest.

Our share of the unconsolidated entities’ income (loss) for the three and nine months ended September 30, 2026 and 2025 was as follows:

		Company’s Share of Unconsolidated Entities' Income (Loss)
in thousands		Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Ownership Percentage	2026	2025	2026	2025
Vida JV LLC	50.0%	$208	$(1,144)	$363	$(2,399)
San Simeon Preferred Equity	N/A	887	849	2,601	2,494
PTCR Holdco, LLC	N/A	419	273	1,244	791
Retail GP Fund	4.5% to 9.5%	542	(60)	241	(286)
Homestead Communities, LLC	50%	333	96	759	(94)
West Spring Healthcare Properties, LLC	28%	(308)	—	(308)	—
Total		$2,081	$14	$4,900	$506
The following tables provide summarized balance sheets of our investments in unconsolidated entities:

	September 30, 2026			December 31, 2025
in thousands	Total assets	Total liabilities	Total equity	Total assets	Total liabilities	Total equity
Vida JV LLC	$369,409	$(232,721)	$(136,688)	$364,661	$(225,438)	$(139,223)
San Simeon Preferred Equity	133,213	(80,023)	(53,190)	134,192	(78,500)	(55,692)
Retail GP Fund	1,117,787	(737,193)	(380,594)	1,111,223	(718,971)	(392,252)
Other	8,748	(10,540)	1,792	7,154	(8,443)	1,289
The following tables provide summarized operating data of our investments in unconsolidated entities:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$9,817	$379	$9,592	$(2,683)
San Simeon Preferred Equity	2,916	596	2,803	642
Retail GP Fund	34,746	8,286	26,376	(3,100)
Other	6,203	(1,224)	4,069	227
Total	$53,682	$8,037	$42,840	$(4,914)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
in thousands	Revenue	Net income (loss)	Revenue	Net income (loss)
Vida JV LLC	$29,062	$770	$28,412	$(5,627)
San Simeon Preferred Equity	8,667	1,561	8,208	1,999
Retail GP Fund	103,748	4,113	69,846	(12,612)
Other	15,338	119	9,981	(1,416)
Total	$156,815	$6,563	$116,447	$(17,656)
Impairment
We did not record any impairment losses on our investments in unconsolidated entities for the three and nine months ended September 30, 2026 and 2025.

5.Investments in Commercial Loans
The following tables summarize our investments in commercial loans as of September 30, 2026 and December 31, 2025:

				September 30, 2026
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.77%	$86,250	$84,149	$84,183	12/9/2030
Sync DFW Multifamily Portfolio Loan	1/9/2026	Senior	Interest Only	6.42%	113,998	113,998	114,060	1/9/2031
Total					$200,248	$198,147	$198,243

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest Only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335
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
Interest income recognized from the 5805 N Jackson Gap Loan was $0.3 million during the nine months ended September 30, 2026. No interest income was recognized during the three months ended September 30, 2026 because the loan was repaid in February 2026. During the three and nine months ended September 30, 2025, interest income recognized from the loan was $0.4 million and $1.2 million, respectively. Interest income from the loan is recorded as income from commercial loans in our condensed consolidated statements of operations.
We have originated commercial real estate loan investments structured as senior loans, which are partially financed by the secured lending agreement described in Note 10 — “Borrowings.” During the three and nine months ended September 30, 2026, these loans generated interest income of $3.3 million and $9.4 million, respectively. In addition, we recognized $1.0 million of origination fee income during the nine months ended September 30, 2026. No origination fee income was recognized during the three months ended September 30, 2026 as there were no loan originations during the period. Interest income and origination fee income are recorded as income from commercial loans in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, we recognized interest expense associated with the secured lending agreement of $2.2 million and $6.4 million, respectively, which is recorded as interest expense in our condensed consolidated statements of operations. We did not have any senior commercial real estate loan investments or secured lending agreements outstanding during the three and nine months ended September 30, 2025.

6.Investments in Real Estate-Related Securities
The following tables detail our investments in real estate-related securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted-Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$41,122	$(840)	$40,282	$(219)	$40,063	6.32%	12/12/2028
Preferred stock of REITs	N/A	N/A	1,975	(182)	1,793	7.08%	N/A
Total	$41,122	$(840)	$42,257	$(401)	$41,856

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted-Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred stock of REITs, the amount presented represents cost.
7.Intangibles
The gross carrying amount and accumulated amortization of our intangible assets and liabilities are:

	September 30, 2026
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$85,306	$(42,337)	$42,969
Leasing commissions	14,329	(4,253)	10,076
Above-market lease intangibles	1,951	(849)	1,102
Total intangible assets, net	$101,586	$(47,439)	$54,147

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$19,606	$(5,139)	$14,467
Total intangible liabilities, net	$19,606	$(5,139)	$14,467

	December 31, 2025
in thousands	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease intangibles	$68,725	$(34,418)	$34,307
Leasing commissions	10,730	(3,063)	7,667
Above-market lease intangibles	1,951	(718)	1,233
Total intangible assets, net	$81,406	$(38,199)	$43,207

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below-market lease intangibles	$11,875	$(3,421)	$8,454
Total intangible liabilities, net	$11,875	$(3,421)	$8,454

The estimated future amortization of our intangibles for each of the next five years and thereafter as of September 30, 2026 is:

in thousands	In-place Lease Intangibles	Leasing Commissions	Above-market Lease Intangibles	Below-market Lease Intangibles
2026 (remainder)	$2,886	$405	$45	$(714)
2027	9,196	1,776	175	(2,797)
2028	5,805	1,749	175	(1,860)
2029	5,310	1,259	164	(1,648)
2030	4,935	1,164	94	(1,300)
2031	6,183	1,420	94	(1,238)
Thereafter	8,654	2,303	355	(4,910)
	$42,969	$10,076	$1,102	$(14,467)
8.Other Assets
The following table summarizes the components of other assets:

in thousands	September 30, 2026	December 31, 2025
Deferred rent	$5,944	$4,591
Prepaid expenses	1,292	697
Receivables, net	934	111
Capitalized tax abatement, net(1)	905	1,030
Derivative instruments	541	405
Deposits	319	333
Other	2,032	832
Total	$11,967	$7,999
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of rental property operating expenses in the condensed consolidated statements of operations. As of September 30, 2026, accumulated amortization of the capitalized tax abatement was $0.8 million.
9.Derivative Instruments
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate risk, primarily by managing the amount, sources, and duration of our investments, borrowings, and the use of derivative financial instruments. Specifically, we use derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which is determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings.
The following table summarizes changes to the notional amount of our derivative instruments for the nine months ended September 30, 2026:

in thousands	Notional Amount as of December 31, 2025	Additions	Termination or Expiration	Notional Amount as of September 30, 2026
Interest rate swaps	$195,400	$—	$(58,900)	$136,500
Total	$195,400	$—	$(58,900)	$136,500

The following tables summarize the notional amount and other information related to our interest rate swaps as of September 30, 2026 and December 31, 2025:

	September 30, 2026
in thousands	Number of Instruments	Notional Amount(1)	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swaps	2	$136,500	$541	3.42%	0.48
Total assets	2	$136,500	$541

	December 31, 2025
in thousands	Number of Instruments	Notional Amount(1)	Fair Value	Weighted Average Strike Rate/Fixed Rate	Weighted Average Remaining Term In Years
Assets(2)
Interest rate swap	1	$52,500	$405	2.73%	1.32
Total assets	1	$52,500	$405
Liabilities(3)
Interest rate swaps	2	$142,900	$524	3.86%	0.80
Total liabilities	2	$142,900	$524
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
The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate swaps	$—	$100	$20	$120
Total	$—	$100	$20	$120

	Three Months Ended September 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(29)	$113	$7	$91
Interest rate swap	—	286	(195)	91
Total	$(29)	$399	$(188)	$182

The following tables summarize the effect of interest rate caps and interest rate swaps reported in gain (loss) on derivative instruments, net on the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate swaps	$38	$232	$622	$892
Total	$38	$232	$622	$892

	Nine Months Ended September 30, 2025
in thousands	Realized gain (loss) on derivative instruments, net	Contractual net interest income (expense)	Unrealized gain (loss), net	Gain (loss) on derivative instruments, net
Interest rate caps	$(29)	$251	$(461)	$(239)
Interest rate swap	—	757	(973)	(216)
Total	$(29)	$1,008	$(1,434)	$(455)

10.Borrowings
Our borrowing arrangements include a Revolving Credit Facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of September 30, 2026 and December 31, 2025:

			September 30, 2026				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	September 30, 2026	December 31, 2025
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.20%	$250,000	$67,000	$32,000	$40,000

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.28%	$300,000	$141,553	$158,447	$66,480

Mortgage Notes Payable
The Carmin	3/5/2027	3/5/2032	S + 1.75%	5.38%	$84,000	$—	$84,000	$84,000
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.12%	113,500	1,307	112,193	111,658
Total mortgages payable							235,853	235,318
Deferred financing costs, net							(277)	(570)
Mortgages payable, net							$235,576	$234,748
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
As of September 30, 2026, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
Revolving Credit Facility
On January 22, 2021, we entered into the Revolving Credit Facility with Bank of America. As of September 30, 2026, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The available borrowing capacity on the Revolving Credit Facility is the difference between the maximum facility size and the current principal outstanding balance, including any outstanding letters of credit, limited by the aggregate fair value and cash flows of our unencumbered properties as applicable. The unused commitment fee is 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
Secured Lending Agreement
In December 2025, we entered into a traditional repurchase agreement with Citibank. As of September 30, 2026, the aggregate commitment is $160.2 million with the ability to request increases up to $300.0 million with new originations, subject to certain conditions. We have pledged two investments in commercial loans with a fair value of $198.2 million as collateral for this agreement. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreement as of September 30, 2026. A margin deficiency may generally result from either a decline in the underlying loans’ market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.

Mortgage Notes Payable
We have entered into mortgage notes that are secured by our real estate investments.
In March 2026, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.
Financing Obligation, Net
In connection with the failed sale and leaseback of The Carmin property, as of September 30, 2026, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
The following table presents the future principal payments due under our outstanding borrowings as of September 30, 2026:

in thousands
Year	Revolving Credit Facility(1)	Secured Lending Agreement(1)	Mortgages Payable(1)(2)	Financing Obligation(3)	Total
2026 (remaining)	$—	$—	$—	$3	$3
2027	—	—	39,660	15	39,675
2028	32,000	—	—	18	32,018
2029	—	158,447	112,193	21	270,661
2030	—	—	—	25	25
2031	—	—	—	28	28
Thereafter	—	—	84,000	36,217	120,217
Total	$32,000	$158,447	$235,853	$36,327	$462,627
(1)Assumes all extension options are exercised that may be extended at our option, subject to certain conditions.
(2)The total excludes deferred financing costs which are included in the mortgages payable, net balance presented on the condensed consolidated balance sheets.
(3)The total principal payments are $36.3 million, which is the difference between the total financing obligation of $54.0 million and the initial carrying value of the land of $17.7 million.
11.Accounts Payable, Accrued Expenses and Other Liabilities
The following table summarizes the components of accounts payable, accrued expenses and other liabilities:

in thousands	September 30, 2026	December 31, 2025
Intangible liabilities, net	$14,467	$8,454
Common stock repurchases	5,917	1,499
Real estate taxes payable	5,640	4,059
Subscriptions received in advance(1)	4,917	401
Tenant security deposits	2,657	2,204
Prepaid rental income	2,025	588
Accounts payable and accrued expenses	1,805	2,005
Accrued interest expense	1,656	1,382
Distributions payable	831	688
Distributions payable to DST beneficial interest holders	388	—
Deferred tax liability	—	536
Derivative instruments	—	524
Total	$40,303	$22,340
(1)Represents subscriptions received by our transfer agent prior to the date the subscriptions are effective.

12.Redeemable Equity Instruments
Class N Redeemable Common Stock
The following table details the movement in our Class N redeemable common stock activity with Massachusetts Mutual Life Insurance Company (“MassMutual”) for the three and nine months ended September 30, 2026 and 2025:

Total
Balance at December 31, 2025	15,222,610
Distribution reinvestment	196,229
Balance at March 31, 2026	15,418,839
Distribution reinvestment	198,888
Balance at June 30, 2026	15,617,727
Distribution reinvestment	201,111
Balance at September 30, 2026	15,818,838

Balance at December 31, 2024	14,466,761
Distribution reinvestment	182,884
Balance at March 31, 2025	14,649,645
Distribution reinvestment	187,401
Balance at June 30, 2025	14,837,046
Distribution reinvestment	191,673
Balance at September 30, 2025	15,028,719
For the three and nine months ended September 30, 2026 and 2025, we did not record any adjustments to the redemption value of the Class N shares held by MassMutual.
In May 2026, we and MassMutual entered into Amendment No. 3 (the “Amendment”) to the Subscription Agreement which amended the Subscription Agreement to modify MassMutual’s repurchase rights as described below.
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
“Net Flows” means, for any month, (i) gross proceeds to us from the sale of shares of common stock effective as of the first calendar day of that month, net of all applicable upfront selling commissions and dealer manager fees, less (ii) the aggregate repurchase price paid by us to satisfy repurchase requests made under the share repurchase plan, if any, effective as of the last day of the prior month.

Prior to the Amendment, MassMutual had elected to forgo automatic monthly repurchases through May 1, 2026, and did not exercise the right to request repurchases.
Exchange Rights and Registration Agreement
We have entered into an exchange rights and registration agreement with MassMutual (the “Registration Rights Agreement”). After September 28, 2025, MassMutual may require us to exchange all or a portion of its Class N shares for any class of shares of our common stock being sold in the Primary Offering and file and maintain an effective registration statement with the SEC (for no longer than three years) registering the offer and sale of the new shares issued in the exchange. As of September 30, 2026, MassMutual has not made a request to exchange its Class N shares. MassMutual’s rights under the Registration Rights Agreement will terminate when its shares of our common stock have an aggregate NAV of less than $20.0 million.
Redeemable Non-controlling Interest in INREIT OP
In connection with its performance participation interest, Invesco REIT Special Limited Partner L.L.C. (the “Special Limited Partner”) holds Class E units in INREIT OP. See Note 18 — “Related Party Transactions” for further details of the Special Limited Partner’s performance participation interest. Because the Special Limited Partner has the ability to redeem its Class E units for cash at its sole discretion, we have classified these Class E units as redeemable non-controlling interest in INREIT OP on our condensed consolidated balance sheets. For the nine months ended September 30, 2025, we recorded a decrease to redeemable non-controlling interest in INREIT OP and an increase to additional paid-in capital of approximately $35,000 to adjust the value of the Class E units in INREIT OP held by the Special Limited Partner to our September 30, 2025 NAV per Class E unit in INREIT OP. No such adjustment was recorded during 2026. As of September 30, 2026, distributions payable to the Special Limited Partner were approximately $1,000. As of December 31, 2025, there was no distribution payable to the Special Limited Partner as the Class E units were fully repurchased.
The following table details the non-controlling interest activity related to the Special Limited Partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Common stock repurchased	$—	$(284)	$—	$(2,008)
Net income (loss)	—	—	(1)	55
INREIT OP unit distributions	(3)	—	(5)	(30)
Issuance of Class E OP Units to non-controlling interests	—	—	150	—
Adjustment to carrying value of redeemable equity instruments	—	—	—	(35)

13.Equity
Preferred Stock
We have 100,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of September 30, 2026 and December 31, 2025, we had zero shares of preferred stock issued and outstanding.
Common Stock
The following tables detail the movement in our outstanding shares of common stock for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2025	271,887	480,891	513,924	4,029,060	1,293,308	15,222,610	906,613	465,084	23,183,377
Issuance of common stock	2,380	—	25,171	15,286	34,194	—	114,663	65,233	256,927
Exchange of common stock	—	12,153	—	(12,109)	—	—	—	—	44
Common stock repurchased	(2,544)	(24,352)	(22,320)	(223,672)	(17,336)	—	—	—	(290,224)
Distribution reinvestment	1,882	4,521	4,561	10,177	3,009	196,229	355	205	220,939
Balance at March 31, 2026	273,605	473,213	521,336	3,818,742	1,313,175	15,418,839	1,021,631	530,522	23,371,063
Issuance of common stock	4,403	10,029	8,245	69,486	38,130	—	89,065	200,660	420,018
Common stock repurchased	(12,964)	(4,917)	(23,660)	(262,110)	(129,721)	—	—	—	(433,372)
Distribution reinvestment	1,854	4,241	4,420	10,188	2,989	198,888	1,864	2,755	227,199
Balance at June 30, 2026	266,898	482,566	510,341	3,636,306	1,224,573	15,617,727	1,112,560	733,937	23,584,908
Issuance of common stock	10,129	5,231	7,766	331,781	42,480	—	129,974	34,376	561,737
Common stock repurchased	(27,588)	(42,402)	(33,469)	(89,482)	(308,131)	—	—	—	(501,072)
Distribution reinvestment	1,823	4,112	4,379	10,134	2,983	201,111	2,848	4,206	231,596
Balance at September 30, 2026	251,262	449,507	489,017	3,888,739	961,905	15,818,838	1,245,382	772,519	23,877,169

	Nine Months Ended September 30, 2025
	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total
Balance at December 31, 2024	630,722	726,730	877,190	4,675,460	1,228,798	14,466,761	—	—	22,605,661
Issuance of common stock	1,910	55,399	7,134	90,685	20,327	—	—	—	175,455
Exchange of common stock	—	—	(8,680)	8,636	—	—	—	—	(44)
Common stock repurchased	(2,607)	(3,599)	(3,778)	(326,951)	(18,180)	—	—	—	(355,115)
Distribution reinvestment	2,206	3,967	4,203	8,300	2,672	182,884	—	—	204,232
Balance at March 31, 2025	632,231	782,497	876,069	4,456,130	1,233,617	14,649,645	—	—	22,630,189
Issuance of common stock	5,061	36,937	3,586	149,612	30,011	—	—	—	225,207
Common stock repurchased	(340)	—	(14,501)	(223,330)	(13,853)	—	—	—	(252,024)
Exchange of common stock	(351,765)	(351,765)	(355,231)	(307,836)	—	—	878,895	439,448	(48,254)
Distribution reinvestment	2,266	4,695	4,253	9,065	2,760	187,401	—	—	210,440
Balance at June 30, 2025	287,453	472,364	514,176	4,083,641	1,252,535	14,837,046	878,895	439,448	22,765,558
Issuance of common stock	18,532	5,913	11,645	147,812	30,447	—	—	—	214,349
Common stock repurchased	(21,711)	—	(13,761)	(218,279)	(17,336)	—	—	—	(271,087)
Exchange of common stock	(1,852)	—	1,851	—	—	—	—	—	(1)
Cancellation of common stock	—	—	—	—	(770)	—	—	—	(770)
Distribution reinvestment	2,230	4,589	4,355	9,903	2,924	191,673	—	—	215,674
Balance at September 30, 2025	284,652	482,866	518,266	4,023,077	1,267,800	15,028,719	878,895	439,448	22,923,723

Distributions
We are generally required to distribute at least 90% of our taxable income to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Taxable income does not necessarily equal net income as calculated in accordance with GAAP.
For the three and nine months ended September 30, 2026, we declared distributions of $10.0 million and $29.3 million, respectively. For the three and nine months ended September 30, 2025, we declared distributions of $9.5 million and $28.3 million, respectively. We accrued $2.5 million for distributions payable to related parties as a component of due to affiliates in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Additionally, as of September 30, 2026 and December 31, 2025, we accrued $0.8 million and $0.7 million, respectively, for distributions payable to third parties as a component of accounts payable, accrued expenses and other liabilities in our condensed consolidated balance sheets.
The following tables detail the aggregate distributions declared per share for each applicable class of stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	(0.0560)	(0.0559)	(0.0165)	—	—	—	(0.0154)	—
Net distributions declared per share	$0.3610	$0.3611	$0.4005	$0.4170	$0.4170	$0.4170	$0.4016	$0.4170

	Three Months Ended September 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170
Stockholder servicing fee per share(1)	(0.0558)	(0.0559)	(0.0164)	—	—	—	—	—
Net distributions declared per share	$0.3612	$0.3611	$0.4006	$0.4170	$0.4170	$0.4170	$0.4170	$0.4170

	Nine Months Ended September 30, 2026
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487
Stockholder servicing fee per share(1)	(0.1658)	(0.1659)	(0.0488)	—	—	—	(0.0316)	—
Net distributions declared per share	$1.0829	$1.0828	$1.1999	$1.2487	$1.2487	$1.2487	$1.2171	$1.2487

	Nine Months Ended September 30, 2025
	Class T Common Stock	Class S Common Stock	Class D Common Stock	Class I Common Stock	Class E Common Stock	Class N Common Stock	Class S-PR Common Stock	Class K-PR Common Stock
Aggregate distributions declared per share	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$1.2487	$0.5550	$0.5550
Stockholder servicing fee per share(1)	(0.1153)	(0.1246)	(0.0383)	—	—	—	—	—
Net distributions declared per share	$1.1334	$1.1241	$1.2104	$1.2487	$1.2487	$1.2487	$0.5550	$0.5550
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
Non-controlling Interests in INREIT OP
On July 1, 2026, the Operating Partnership issued Class I OP Units to third-party investors for $13.3 million as consideration for the acquisition of real estate. After holding their OP Units for at least one year, and subject to certain other limitations, the holders may require the Operating Partnership to redeem all or a portion of their OP Units. We, as the general partner of the Operating Partnership, determine in our sole discretion whether to settle a redemption in shares of the equivalent class of our common stock or in cash. Because we have the ability to settle all redemptions in shares of our common stock, and cash settlement is not outside of our control, we have classified these interests as non-controlling interests in INREIT OP within permanent equity, and not as redeemable non-controlling interests, on our condensed consolidated balance sheets. The following table summarizes the number of OP Units issued and outstanding to third-party investors:

Nine Months Ended September 30, 2026
Class I OP Units
Balance at December 31, 2025	—
Issuance of OP Units	506,837
Balance at September 30, 2026	506,837

Share Repurchase Plan
In accordance with our share repurchase plan, our stockholders may request on a monthly basis that we repurchase all or any portion of their shares. We may choose, in our discretion, to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any month, subject to limitations in the share repurchase plan. For the three and nine months ended September 30, 2026, we repurchased 474,164 and 1,163,089 shares of common stock for $13.1 million and $31.3 million, respectively, and fulfilled all repurchase requests that were made. For the three and nine months ended September 30, 2025, we repurchased 253,751 and 833,185 shares of common stock for $6.6 million and $22.0 million, respectively, and fulfilled all repurchase requests that were made.

14.Earnings (Loss) Per Share
Other than with respect to voting rights and class-specific expenses, the classes of our common stock are the same, have identical rights and privileges, including with respect to liquidation and dividend rights. All classes of common stock have the same gross distribution per share.
The following table summarizes our earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
in thousands, except per share amounts	2026	2025	2026	2025
Net income (loss) available to common stockholders	$(2,695)	$(1,457)	$(7,192)	$(7,941)

Weighted average common shares outstanding	23,823,316	22,941,347	23,572,317	22,837,463
Effect of dilutive restricted stock awards	—	—	—	—
Diluted weighted average common shares outstanding	23,823,316	22,941,347	23,572,317	22,837,463
Earnings (loss) per share:
Basic	$(0.11)	$(0.06)	$(0.31)	$(0.35)
Diluted	$(0.11)	$(0.06)	$(0.31)	$(0.35)
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
Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, none of these investments were expected to be sold at a value materially different than NAV.

Valuation of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details our financial instruments measured at fair value on a recurring basis:

	September 30, 2026
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$1,793	$40,063	$—	$—	$41,856
Investments in commercial loans	—	—	198,243	—	198,243
Investment in affiliated fund	—	—	—	6,802	6,802
Interest rate swaps	—	541	—	—	541
Total assets	$1,793	$40,604	$198,243	$6,802	$247,442

	December 31, 2025
	Fair Value Measurements Using:
in thousands	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total at Fair Value
Assets:
Investments in real estate-related securities	$2,008	$31,251	$—	$—	$33,259
Investments in commercial loans	—	—	95,335	—	95,335
Investment in affiliated fund	—	—	—	12,545	12,545
Interest rate swap	—	405	—	—	405
Total assets	$2,008	$31,656	$95,335	$12,545	$141,544
Liabilities:
Interest rate swaps	$—	$524	$—	$—	$524
Total liabilities	$—	$524	$—	$—	$524
Investments in commercial loans are carried at fair value based on significant unobservable inputs. The following table shows a reconciliation of the beginning and ending fair value measurements of our commercial real estate loan investments:

in thousands	Investments in Commercial Loans
Balance as of December 31, 2025	$95,335
Loan originations and fundings	115,048
Unrealized gain (loss)	105
Loan repayment	(12,245)
Balance as of September 30, 2026	$198,243
The following tables show the significant unobservable inputs related to the Level 3 fair value measurement of our investments in commercial loans as of September 30, 2026 and December 31, 2025:

	Valuation Technique	Unobservable Input	Weighted Average Rate	Range
September 30, 2026	Discounted cash flow	Discount rate	6.57%	6.42% - 6.77%
December 31, 2025	Discounted cash flow	Discount rate	8.75%	N/A
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

	September 30, 2026		December 31, 2025
in thousands	Principal Balance	Estimated Fair Value	Principal Balance	Estimated Fair Value
Mortgage notes payable	$235,853	$235,477	$235,318	$234,532
Secured lending agreement	158,447	158,544	66,480	66,480
Revolving credit facility	32,000	32,000	40,000	40,000
Total	$426,300	$426,021	$341,798	$341,012

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
During the three and nine months ended September 30, 2026 and 2025, we did not recognize any impairment losses on our real estate investments.
16.Variable Interest Entities
Consolidated Variable Interest Entities
Included within our condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 are twelve and ten, respectively, consolidated entities that are VIEs.
As of September 30, 2026 and December 31, 2025, six of these consolidated entities were established to own and operate real estate property. Our involvement with these entities is through majority ownership and management of the property. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the managing partner by a vote of a simple majority or less and they do not have substantive participating rights. We determined that we are the primary beneficiary as (1) we have the power to direct activities of the VIEs that most significantly impact the VIEs’ economic performance and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through our variable interests.
The majority of the operations of these VIEs are funded with cash flows generated from the properties. We have not provided financial support to these VIEs that we were not previously contractually required to provide, which consists primarily of funding expenses that are deemed necessary to continue to operate the entities and any operating cash shortfalls that the entities may experience.
As of September 30, 2026 and December 31, 2025, six and four, respectively, of these consolidated entities were established in connection with our DST Program. As of September 30, 2026, the entities within the DST Program include IREX Industrial Portfolio I DST, IREX II Storage Portfolio DST, IREX III Industrial Portfolio DST, IREX IV Industrial Portfolio DST, IREX V Diversified Portfolio DST and IREX VI Retail DST. See additional information on the DST Program in Note 17 — “DST Program.” Our involvement with these entities is through our majority ownership and master lease agreements between us and the VIEs. These entities are deemed VIEs primarily because any equity ownership in the entities does not provide the equity owners voting rights. We determined that we are the primary beneficiary as (1) the VIEs have limited ongoing significant activities and we are responsible for the key decisions of the VIEs that were made at formation and have the power to direct the remaining activities of the VIEs such as the ability to exercise a fair market value purchase option and (2) we have the obligation to absorb losses or the right to receive benefits of the VIEs that could potentially be significant to the VIEs through the Company’s variable interests.
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

The table below summarizes the consolidated VIEs and the classification of the restricted assets and non-recourse VIE liabilities on our condensed consolidated balance sheets:

in thousands	September 30, 2026	December 31, 2025
Total number of consolidated VIEs	12	10

Restricted assets:
Investments in real estate, net	$609,125	$463,322
Cash and cash equivalents	4,993	6,547
Intangible assets, net	40,358	18,005
Other assets	5,295	1,829
Total restricted assets	$659,771	$489,703

VIE non-recourse liabilities:
Mortgages payable, net	$83,948	$83,442
Financing obligation, net	53,974	53,983
Accounts payable, accrued expenses, and other liabilities	19,826	8,249
Total VIE non-recourse liabilities:	$157,747	$145,674
Unconsolidated Variable Interest Entities
The table below summarizes the unconsolidated VIEs on our condensed consolidated balance sheets:

in thousands	September 30, 2026
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$26,410	$24,750	N/A
Retail GP Fund	22,707	28,045	4.5% - 9.5%
Homestead	553	2,700	50.0%
Spring Creek	—	308	28.0%
Total unconsolidated variable interest entities	$49,670	$55,803

in thousands	December 31, 2025
Investments in Unconsolidated Entities	Carrying Amount	Maximum Risk of Loss	Ownership Percentage(1)
San Simeon Preferred Equity	$30,056	$24,400	N/A
Retail GP Fund	22,308	26,700	4.5% - 9.0%
Homestead	230	2,700	50.0%
Total unconsolidated variable interest entities	$52,594	$53,800
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

Sales of beneficial interests in the DST are accounted for as sales of equity interests. As of September 30, 2026 and December 31, 2025, we have raised $371.4 million and $219.3 million net proceeds, respectively, related to the DST Program which is included in non-controlling interests on our condensed consolidated balance sheets.

As of September 30, 2026, the following investments are included in our DST Program:

13034 Excelsior	5201 Industry
Bend Self-Storage Portfolio	Clarksville Self-Storage Portfolio
River Road Storage	South Loop Storage
University Parkway Storage	Meridian Business 940
Capital Park 2919	3101 Agler
International Business 4535	Buckhorn Industrial
Interstate Commerce	Elizabeth on Seventh
Gateway One	Knightdale Marketplace(1)
(1) Knightdale Marketplace is a portion of a single shopping center comprised of Knightdale East, Knightdale West, and Knightdale Parcel A. Knightdale East and Knightdale West are held through the DST Program, while Knightdale Parcel A was acquired separately by the Operating Partnership and is not included in IREX VI Retail DST.
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
18.Related Party Transactions
Due to Affiliates
The following table details the components of due to affiliates:

in thousands	September 30, 2026	December 31, 2025
Advanced organization and offering expenses	$6,789	$6,789
Advanced operating expenses	5,386	5,386
Accrued stockholder servicing fee	2,884	2,527
Accrued reimbursable operating expenses(1)	2,770	3,849
Distributions payable	2,509	2,525
Performance participation interest	1,565	151
Accrued management fee	916	611
Accrued reimbursable organization and offering expenses(1)	731	534
Share-based compensation payable	—	23
Total	$23,550	$22,395

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
We pay the Adviser a management fee equal to 1.0% of NAV for Class T shares, Class S shares, Class D shares, Class I shares, Class S-PR shares and Class K-PR shares per annum calculated and payable monthly. In addition, we will pay the Adviser 1.0% per annum payable monthly of the total consideration received by us for selling interests in the DST Program to third-party investors, which will be allocated among all classes of common stock based on each class’s relative percentage of aggregate NAV. We will also pay the Adviser a management fee equal to 1.0% of NAV for INREIT OP Class T, Class T-1, Class S, Class S-1, Class S-2, Class D, Class D-1, Class I, Class S-PR, Class S-PR1, Class S-PR2 and Class K-PR units not held by us or the Adviser per annum. We will not pay a management fee on the Class E shares or INREIT OP Class E units. Commencing on January 16, 2030, we will pay the Adviser a management fee equal to 1.0% of NAV for Class N shares and INREIT OP Class N units not held by us or the Adviser per annum. The value of our investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, is excluded from NAV for purposes of calculating the management fee. The Adviser may elect to receive its management fee in cash, shares of our Class I common stock, shares of our Class E common stock, INREIT OP Class I units or INREIT OP Class E units. During the three and nine months ended September 30, 2026, we incurred management fees of $1.4 million and $3.5 million, respectively. During the three and nine months ended September 30, 2025, we incurred management fees of $0.8 million and $2.1 million, respectively. The unpaid portion of these fees is accrued as a component of due to affiliates on our condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, we accrued $0.9 million and $0.6 million, respectively, of management fees. During the three and nine months ended September 30, 2026, we issued 42,480 and 114,626 Class E shares, respectively, as payment for the management fees earned. During the three and nine months ended September 30, 2025, we issued 25,908 and 68,254 Class E shares, respectively, as payment for the management fees earned. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned. During the three and nine months ended September 30, 2026, the Adviser submitted 26,907 and 61,579 Class E shares for repurchase by the Company, for a total repurchase amount of $0.8 million and $1.7 million, respectively. During the three and nine months ended September 30, 2025, the Adviser submitted 17,336 and 45,401 Class E shares for repurchase by the Company, for a total repurchase amount of $0.5 million and $1.3 million, respectively.
The Special Limited Partner holds a performance participation interest in INREIT OP that entitles it to receive an allocation from INREIT OP equal to (1) with respect to all INREIT OP units other than Class N units and Class E units, 12.5% of the Total Return, subject to a 6.0% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP), and (2) with respect to Class N units, 10.0% of the Class N Total Return, subject to a 7.0% Class N Hurdle Amount and a Class N High Water Mark, with a Catch-Up (each such term as defined in the limited partnership agreement of INREIT OP). For the three and nine months ended September 30, 2026, we incurred $0.3 million and $1.6 million, respectively, for the Special Limited Partner’s performance participation interest. For the three and nine months ended September 30, 2025, the Special Limited Partner did not earn a performance participation interest. The Special Limited Partner may elect to receive payment of the performance participation interest in cash, INREIT OP Class I units or INREIT OP Class E units. On February 2, 2026 we issued 5,369 Class E units of our Operating Partnership for $0.2 million to the Special Limited Partner as payment for the 2025 performance participation interest. Such units were issued at the NAV per unit as of December 31, 2025. The Special Limited Partner has not submitted any units for repurchase as of September 30, 2026. During the three and nine months ended September 30, 2025, the Special Limited Partner submitted 10,172 and 71,205 Class E units for repurchase by the Company, for a total repurchase amount of $0.3 million and $2.0 million, respectively.
Reimbursement of Expenses Incurred by Adviser
During the three and nine months ended September 30, 2026, we incurred $0.4 million and $1.2 million, respectively, for expenses incurred by the Adviser on our behalf. During the three and nine months ended September 30, 2025, we incurred $0.3 million and $1.0 million, respectively, for expenses incurred by the Adviser on our behalf.

Stockholder Servicing Fees and Other Selling Commissions
Invesco Distributors, Inc. (the “Dealer Manager”) is a registered broker-dealer affiliated with the Adviser and is entitled to receive selling commissions, dealer manager fees and stockholder servicing fees for Class T, Class S and Class D shares sold in the Public Offering and Class S-PR shares sold in the Private Offerings. The Dealer Manager reallows (pays) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive them for failure to provide such services.
We accrue the full amount of stockholder servicing fees payable as an offering cost at the time each Class T, Class S and Class D share is sold during the Public Offering and each Class S-PR share is sold during the Private Offerings. As of September 30, 2026 and September 30, 2025, we have paid $0.5 million and $0.2 million, respectively, of commissions, dealer manager fees and stockholder servicing fees with respect to the outstanding Class T, Class S, Class D and Class S-PR shares.
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

DST Program Fees and Expenses
The table below shows the expenses incurred and income recorded related to our DST Program for the three and nine months ended September 30, 2026 and 2025:

			Three Months Ended		Nine Months Ended
in thousands	Fee Paid	Fee based on Percentage of Interest Sold	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Paid Upfront when Interest Sold
Invesco Distributors, Inc.	Upfront Selling Commissions(1)	Up to 5.0%	$(1,001)	$(519)	$(1,561)	$(1,253)
Invesco Distributors, Inc.	Upfront Dealer Manager Fees(1)	Up to 1.0%	(347)	(187)	(699)	(391)
Invesco Distributors, Inc.	Placement Fees(1)	Up to 1.0%	—	—	—	—
Invesco REIT Operating Partnership L.P.	Organizational & Offering Expense Reimbursement(2)	0.50%	398	262	779	603
Invesco REIT Operating Partnership L.P.	Closing Cost Reimbursement(2)	0.50%	398	262	779	603

Paid Per Annum
Invesco Distributors, Inc.	Investor Servicing Fee(1)	Up to 0.25%	$(218)	$(86)	$(548)	$(198)
Invesco DST Manager, LLC	Management Fee	Up to 0.15%	(131)	(47)	(329)	(114)
(1)Upfront selling commissions, upfront dealer manager fees, placement fees and investor servicing fees may be waived or re-allowed in whole or in part to participating broker-dealers.
(2)Recorded as a component of other revenue on our condensed consolidated statements of operations.
See additional information on the DST Program in Note 17 — “DST Program.”
Related Party Share/Unit Ownership
The table below shows the amount of shares/units and the total purchase price of those shares/units held by affiliates as of September 30, 2026 and December 31, 2025, excluding the Class E shares issued for payment of the management fee and the Class E units issued for payment of the performance fee held by the Adviser as described above.

	September 30, 2026
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,818,838	—	—	$463,585
Invesco Global Property Plus Fund	—	—	—	—	446,957	—	—	—	14,623
Invesco Realty, Inc.	90	91	91	—	—	—	878,895	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	139,163	—	—	—	3,880
Total	90	91	91	—	586,120	15,818,838	878,895	439,448	$521,104

	December 31, 2025
in thousands, except share amounts	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Total Purchase Price
MassMutual	—	—	—	—	—	15,222,611	—	—	$447,075
Invesco Global Property Plus Fund	—	—	—	147,960	834,416	—	—	—	29,500
Invesco Realty, Inc.	90	91	91	—	—	—	878,995	439,448	39,016
Members of our board of directors and employees of our Adviser(1)	—	—	—	—	138,102	—	—	—	3,850
Total	90	91	91	147,960	972,518	15,222,611	878,995	439,448	$519,441

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
Advanced Operating Expenses
The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. From January 2022 through September 2022, we ratably reimbursed the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of September 30, 2026 and December 31, 2025, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Advanced Organization and Offering Expenses
The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of September 30, 2026 and December 31, 2025, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
Accrued Reimbursable Operating, Organization and Offering Expenses

In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2026 and December 31, 2025, we have $2.8 million and $3.8 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.

In January 2023, we began reimbursing the Adviser on a quarterly basis for organizational and offering expenses incurred subsequent to December 31, 2022. As of September 30, 2026 and December 31, 2025, we have $0.7 million and $0.5 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2026 did not exceed the charter-imposed limitation.
Accrued Affiliate Service Provider Expenses
The Company has engaged Homestead, in which we hold a 50% ownership interest, to provide property management services (including leasing, revenue management, accounting, legal and contract management, expense management and capital expenditure project services) and asset management services for our manufactured housing properties.
During the three and nine months ended September 30, 2026, we incurred $0.1 million and $0.2 million, respectively, of expenses due to Homestead for services in connection with the management of our manufactured housing properties. During the three and nine months ended September 30, 2025, we incurred approximately $21,000 and $25,000, respectively, of expenses due to Homestead for services in connection with the management of our manufactured housing properties. All management fees paid to Homestead are included in rental property operating expenses on our condensed consolidated statements of operations.

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
During the three and nine months ended September 30, 2026, we incurred approximately $46,000 and $0.1 million, respectively, of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. During the three and nine months ended September 30, 2025, we incurred approximately $41,000 and $0.1 million, respectively of expenses due to Pine Tree for services in connection with the property management of Cortlandt Crossing. All property management fees paid to Pine Tree are included in rental property operating expenses on our condensed consolidated statements of operations.
Co-Investments with Affiliated Products
We formed a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, to acquire an 85% interest in the Sunbelt Medical Office Portfolio. On September 23, 2026, we acquired the remaining 15% interest. We and Invesco U.S. Income Fund L.P. each hold a 50% interest in the joint venture.
We hold a 50% ownership interest in a real estate operating company focused on the aggregation and asset management of manufactured housing through Homestead. Invesco U.S. Income Fund L.P. owns the remaining 50% ownership interest.
We hold a 28% ownership interest in a real estate operating company focused on the acquisition and asset management of medical office buildings through a joint venture, Spring Creek. Invesco U.S. Income Fund L.P. owns the remaining 72% ownership interest.
See additional discussion in Note 4 — “Investments in Unconsolidated Entities.”
We hold our interest in Everly Roseland through a 60% consolidated ownership interest in Everly Roseland Co-Invest, a co-investment between INREIT OP and Invesco Real Estate Atlas US Everly LLC, an affiliate of Invesco and a majority-owned subsidiary of IGP+. The Everly Roseland Co-Invest holds a 95% consolidated ownership interest in a joint venture with a third-party.
Investment in Affiliated Fund
As of September 30, 2026, we have an investment of $6.8 million in CMI, an affiliate of Invesco managed by our Adviser. CMI invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Captive Insurance Program
In March 2024, the Adviser established a captive insurance program to provide a portion of the “all risk property insurance” for real estate properties managed by the Adviser and its affiliates in the United States, including the properties owned by us. In connection with our participation in the captive insurance program, we or our property-owning subsidiaries will be members of a Vermont mutual insurance company (the “Mutual Insurance Company”) formed by the Adviser. We are required to pay to the Mutual Insurance Company our pro rata share of the premium for this first loss retention insurance. The Adviser’s affiliated Vermont insurance company, IRE Core Insurance Services LLC, provides certain administrative services for the Mutual Insurance Company and is entitled to reimbursement from the Mutual Insurance Company (and thus, indirectly, from us and other participants) for such services at cost. In addition, the Mutual Insurance Company will reimburse IRE Core Insurance Services LLC for the fees and costs of certain third-party service providers retained in connection with such administrative services. For the three and nine months ended September 30, 2026, we incurred $0.1 million and $0.3 million, respectively, for our wholly-owned properties and approximately $15,000 and $0.1 million, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, we incurred $0.1 million and $0.4 million, respectively, for our wholly-owned properties and approximately $33,000 and $0.1 million, respectively, for our properties held through joint ventures related to the captive insurance program which are recorded as a component of rental property operating expenses and income (loss) from unconsolidated entities, net, respectively, on our condensed consolidated statements of operations.

Adviser Capital Markets Service
In July 2025, we entered into a Financing Introduction Agreement with the Adviser pursuant to which we pay the Adviser a fee to provide financing arrangement services upon the closing of mortgage financing on our assets. During the three and nine months ended September 30, 2026, we did not pay the Adviser a fee for such services. During the three and nine months ended September 30, 2025, we paid the Adviser a fee of $0.1 million for such services.
As the mortgage refinance transaction related to the Sunbelt Medical Office Portfolio is held in the Invesco JV, the total fee of $0.2 million paid in 2025 was paid pro rata with Invesco U.S. Income Fund L.P. based on our respective ownership interest.
Investor Incentive Program
On September 2, 2026, we started our investor incentive program. Investors subscribing to certain classes of shares in the Public Offering and Private Offerings whose subscription is accepted by us beginning October 1, 2026 through March 31, 2027 will receive an additional percentage of the subscription amount in shares issued by us and paid by the Adviser. Investors whose subscription is accepted by us between October 1, 2026 and December 31, 2026 will receive additional shares equal to 5% of the subscription amount excluding upfront commissions. Investors whose subscription is accepted by us between January 1, 2027 and March 31, 2027 will receive additional shares equal to 3% of the subscription amount excluding upfront commissions. Notwithstanding the incentive period as described above, investors whose subscriptions were accepted by us on September 1, 2026 will be offered the opportunity to participate and receive additional shares equal to 5% of the subscription amount excluding upfront commissions. As of September 30, 2026, the Adviser has funded $0.5 million for additional shares issued under this program.
Other
As of September 30, 2026, we have an outstanding commitment of $30.0 million from Invesco Realty, Inc. that collateralizes our Revolving Credit Facility. We may be required to call capital under this commitment to repay outstanding obligations under our Revolving Credit Facility in the event of default; however, this commitment is not available to fund our operating or investing activities. As of September 30, 2026, we have not called any portion of the commitment.
MassMutual, an affiliate of Invesco, is the sole holder of our Class N redeemable common stock. See additional information on MassMutual’s investment in the Company in Note 12 — “Redeemable Equity Instruments.”
19.Commitments and Contingencies
Commitments and contingencies may arise in the ordinary course of business. As of September 30, 2026, we had an unfunded commitment of $2.1 million for one of our commercial real estate loan investments. The unfunded commitment consists of funding for leasing costs, interest reserves and capital expenditures. Funding depends on timing of lease-up, renovation and capital improvements as well as satisfaction of certain cash flow tests. Therefore, the exact timing and amounts of such future loan fundings are uncertain. We expect to fund our loan commitment over the remaining term of the related loan of 4 years.
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not subject to any material litigation or aware of any pending or threatened material litigation.
In January 2026, we issued a $1.0 million letter of credit to a borrower within ITP LLC under our existing credit facility with Bank of America which expires on November 1, 2027. The letter of credit was primarily issued to satisfy certain liquidity requirements of the borrower. It is subject to the same interest rate as the underlying credit agreement and reduces our available borrowing capacity by the amount issued. We have the right to be reimbursed by the borrower for any amounts paid under the letter of credit and do not anticipate any material losses.
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

The following table details the components of operating lease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Fixed lease payments	$17,370	$13,321	$51,074	$38,809
Variable lease payments	3,464	2,351	10,022	6,279
Rental revenue	$20,834	$15,672	$61,096	$45,088
Aggregate minimum annual rentals for our consolidated real estate investments through the non-cancelable lease term are as follows:

in thousands	Future Minimum
Year	Rents(1)
2026 (remainder)	$9,643
2027	38,238
2028	36,659
2029	31,854
2030	27,458
2031	24,108
Thereafter	75,184
Total	$243,144
(1)Includes leases for our industrial, office and retail properties which typically have long-term leases over multiple years. All other properties issue short-term leases which have no contractual obligations for future years.
Certain leases provide for additional rental amounts based upon the recovery of actual operating expenses in excess of specified base amounts or contractual increases as defined in the lease agreement. These contractual contingent rentals are not included in the table above.

21.Segment Reporting
As of September 30, 2026, we operated in nine real estate reportable segments: healthcare, office, industrial, self-storage, multifamily, student housing, retail, private real estate credit and real estate-related securities. Private real estate credit includes originated commercial loans, the preferred equity investment in San Simeon Preferred Equity and our investment in an affiliated debt fund. We allocate resources and evaluate results based on the performance of each segment individually. During the nine months ended September 30, 2026, we renamed two of our reportable segments to align with how management describes the underlying portfolios. The “Grocery-Anchored Retail” reportable segment was renamed “Retail” and the “Real Estate Debt” reportable segment was renamed “Private Real Estate Credit.” These changes are presentational only and there has been no change in the composition of the reportable segments or the financial information regularly reviewed by management.
Our chief operating decision maker (“CODM”) for each segment is a group composed of the Company’s Chief Executive Officer, President and Chief Financial Officer. The CODM is responsible for making investments in properties, real estate ventures and real estate-related securities and reviews the financial reports for each real estate sector and investment on a regular basis. The financial reports for each segment and investment are reviewed based on net operating income, a cash flow measure of operating performance that includes real estate revenue, income from commercial loans net of interest expense from the secured lending agreement, rental property operating expenses, the net of revenues and rental property operating expenses of unconsolidated entities excluding depreciation and amortization, income from our investment in an affiliated fund and income from our real estate-related securities. Therefore, net operating income is the key performance metric that is used to make investment decisions and captures the unique operating characteristics of each segment.
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
The following table summarizes our total assets by segment:

	September 30, 2026		December 31, 2025
in thousands	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Industrial	$309,995	21%	$285,031	24%
Private Real Estate Credit	231,999	16%	138,248	12%
Multifamily	223,053	15%	227,748	19%
Retail	154,647	11%	61,065	5%
Student Housing	144,576	10%	146,950	12%
Office	85,653	6%	88,171	7%
Self-Storage	83,292	6%	70,420	6%
Healthcare	73,490	5%	59,524	5%
Real Estate-Related Securities	42,461	3%	33,433	2%
Corporate and Other	92,828	6%	90,326	8%
Total assets	$1,441,994	100%	$1,200,916	100%

The following table summarizes our financial results by segment for the three months ended September 30, 2026:

$ in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,100	$6,760	$1,919	$4,821	$2,618	$1,653	$—	$—	$963	$20,834
Income from commercial loans	—	—	—	—	—	—	—	3,257	—	—	3,257
Other revenue	—	140	87	162	157	410	—	—	—	827	1,783
Total revenues	—	2,240	6,847	2,081	4,978	3,028	1,653	3,257	—	1,790	25,874

Expenses:
Rental property operating expenses	—	490	2,075	811	2,280	1,389	466	—	—	524	8,035
Interest expense	—	—	—	—	—	—	—	2,217	—	—	2,217
Total expenses	—	490	2,075	811	2,280	1,389	466	2,217	—	524	10,252
Income (loss) from unconsolidated entities, net	1,720	—	—	—	—	—	—	887	—	1,813	4,420
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	150	—	—	150
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	224	—	224
Segment net operating income (loss)	$1,720	$1,750	$4,772	$1,270	$2,698	$1,639	$1,187	$2,077	$224	$3,079	$20,416

Depreciation and amortization	$(1,512)	$(1,081)	$(3,312)	$(799)	$(1,894)	$(1,250)	$(658)	$—	$—	$(1,950)	$(12,456)

General and administrative											$(2,075)
Gain (loss) on derivative instruments, net											120
Unrealized gain (loss) on commercial loans											(74)
Interest income											128
Interest expense											(3,788)
Management fee - related party											(1,360)
Performance participation interest - related party											(302)
Other income (expense)											(273)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$336
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(3,086)
Net (income) loss attributable to non-controlling interest in INREIT OP											55
Net income (loss) attributable to common stockholders											$(2,695)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the three months ended September 30, 2026:

in thousands
Segment income (loss) from unconsolidated entities	$4,420
Depreciation and amortization attributable to unconsolidated entities	(2,339)
Income (loss) from unconsolidated entities, net	$2,081
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the three months ended September 30, 2026:

in thousands
Segment depreciation and amortization	$(12,456)
Depreciation and amortization attributable to unconsolidated entities	2,339
Depreciation and amortization	$(10,117)
The following table reconciles our segment interest expense to interest expense on our condensed consolidated statements of operations for the three months ended September 30, 2026:

in thousands
Segment interest expense	$(2,217)
Other interest expense	(3,788)
Interest expense	$(6,005)

The following table summarizes our financial results by segment for the three months ended September 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$732	$4,047	$1,678	$4,283	$3,244	$1,414	$—	$—	$274	$15,672
Income from commercial loans	—	—	—	—	—	—	—	391	—	—	391
Other revenue	—	—	87	146	135	320	3	—	—	524	1,215
Total revenues	—	732	4,134	1,824	4,418	3,564	1,417	391	—	798	17,278

Expenses:
Rental property operating expenses	—	143	1,040	859	2,060	2,044	549	—	—	141	6,836
Interest expense	—	—	—	—	—	—	—	—	—	—	—
Total expenses	—	143	1,040	859	2,060	2,044	549	—	—	141	6,836
Income (loss) from unconsolidated entities, net	360	—	—	—	—	—	—	849	—	840	2,049
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	225	—	—	225
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	976	—	976
Segment net operating income (loss)	$360	$589	$3,094	$965	$2,358	$1,520	$868	$1,465	$976	$1,497	$13,692

Depreciation and amortization	$(1,506)	$(342)	$(2,352)	$(462)	$(1,769)	$(1,219)	$(521)	$—	$—	$(1,476)	$(9,647)

General and administrative											(725)
Gain (loss) on derivative instruments, net											182
Unrealized gain (loss) on commercial loans											23
Interest income											607
Interest expense											(4,254)
Management fee - related party											(776)
Performance participation interest - related party											8
Other income (expense)											(130)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(1,020)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(437)
Net income (loss) attributable to common stockholders											$(1,457)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the three months ended September 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$2,049
Depreciation and amortization attributable to unconsolidated entities	(2,035)
Income (loss) from unconsolidated entities, net	$14
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the three months ended September 30, 2025:

in thousands
Segment depreciation and amortization	$(9,647)
Depreciation and amortization attributable to unconsolidated entities	2,035
Depreciation and amortization	$(7,612)

The following table summarizes our financial results by segment for the nine months ended September 30, 2026:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$6,206	$19,124	$5,065	$14,585	$8,721	$4,577	$—	$—	$2,818	$61,096
Income from commercial loans	—	—	—	—	—	—	—	10,730	—	—	10,730
Other revenue	—	394	261	469	433	963	157	20	—	1,649	4,346
Total revenues	—	6,600	19,385	5,534	15,018	9,684	4,734	10,750	—	4,467	76,172

Expenses:
Rental property operating expenses	—	1,395	6,103	2,472	6,859	4,307	1,484	—	—	1,530	24,150
Interest expense	—	—	—	—	—	—	—	6,418	—	—	6,418
Total expenses	—	1,395	6,103	2,472	6,859	4,307	1,484	6,418	—	1,530	30,568
Income (loss) from unconsolidated entities, net	4,934	—	—	—	—	—	—	2,601	—	4,567	12,102
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	164	—	—	164
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	848	—	848
Segment net operating income (loss)	$4,934	$5,205	$13,282	$3,062	$8,159	$5,377	$3,250	$7,097	$848	$7,504	$58,718

Depreciation and amortization	$(4,570)	$(3,231)	$(9,570)	$(1,730)	$(5,984)	$(3,728)	$(1,683)	$—	$—	$(6,032)	$(36,528)

General and administrative											(5,662)
Gain (loss) on derivative instruments, net											892
Unrealized gain (loss) on commercial loans											105
Interest income											317
Interest expense											(11,572)
Management fee - related party											(3,541)
Performance participation interest - related party											(1,565)
Other income (expense)											(498)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$666
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(7,914)
Net (income) loss attributable to non-controlling interest in INREIT OP											56
Net income (loss) attributable to common stockholders											$(7,192)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the nine months ended September 30, 2026:

in thousands
Segment income (loss) from unconsolidated entities	$12,102
Depreciation and amortization attributable to unconsolidated entities	(7,202)
Income (loss) from unconsolidated entities, net	$4,900
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the nine months ended September 30, 2026:

in thousands
Segment depreciation and amortization	$(36,528)
Depreciation and amortization attributable to unconsolidated entities	7,202
Depreciation and amortization	$(29,326)
The following table reconciles our segment interest expense to interest expense on our condensed consolidated statements of operations for the nine months ended September 30, 2026:

in thousands
Segment interest expense	$(6,418)
Other interest expense	(11,572)
Interest expense	$(17,990)

The following table summarizes our financial results by segment for the nine months ended September 30, 2025:

in thousands	Healthcare	Office	Industrial	Self-Storage	Multifamily	Student Housing	Retail	Private Real Estate Credit	Real Estate-Related Securities	Corporate and Other	Total
Revenues:
Rental revenue	$—	$2,194	$11,720	$4,877	$12,119	$9,545	$4,267	$—	$—	$366	$45,088
Income from commercial loans	—	—	—	—	—	—	—	1,176	—	—	1,176
Other revenue	—	—	261	449	358	904	4	—	—	1,269	3,245
Total revenues	—	2,194	11,981	5,326	12,477	10,449	4,271	1,176	—	1,635	49,509

Expenses:
Rental property operating expenses	—	437	3,585	2,470	5,989	5,001	1,553	—	—	138	19,173
Interest expense	—	—	—	—	—	—	—	—	—	—	—
Total expenses	—	437	3,585	2,470	5,989	5,001	1,553	—	—	138	19,173
Income (loss) from unconsolidated entities, net	2,190	—	—	—	—	—	—	2,494	—	2,747	7,431
Income (loss) from investment in affiliated fund, net	—	—	—	—	—	—	—	922	—	—	922
Gain (loss) from real estate-related securities, net	—	—	—	—	—	—	—	—	2,226	—	2,226
Segment net operating income (loss)	$2,190	$1,757	$8,396	$2,856	$6,488	$5,448	$2,718	$4,592	$2,226	$4,244	$40,915

Depreciation and amortization	$(4,590)	$(1,025)	$(7,170)	$(1,380)	$(6,602)	$(3,625)	$(1,559)	$—	$—	$(2,795)	$(28,746)

General and administrative											(5,324)
Gain (loss) on derivative instruments, net											(455)
Unrealized gain (loss) on commercial loans											(22)
Debt extinguishment charges											(485)
Interest income											2,093
Interest expense											(12,739)
Management fee - related party											(2,089)
Other income (expense)											(293)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.											$(7,145)
Net (income) loss attributable to non-controlling interests in consolidated joint ventures											$(741)
Net (income) loss attributable to non-controlling interest in INREIT OP											(55)
Net income (loss) attributable to common stockholders											$(7,941)

The following table reconciles our segment income (loss) from unconsolidated entities to income (loss) from unconsolidated entities, net on our condensed consolidated statements of operations for the nine months ended September 30, 2025:

in thousands
Segment income (loss) from unconsolidated entities	$7,431
Depreciation and amortization attributable to unconsolidated entities	(6,925)
Income (loss) from unconsolidated entities, net	$506
The following table reconciles our segment depreciation and amortization to depreciation and amortization on our condensed consolidated statements of operations for the nine months ended September 30, 2025:

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
Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. We caution you not to rely unduly on any forward-looking statements and urge you to carefully consider the factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

As of September 30, 2026, we own or have invested in 71 properties. See “Investment Portfolio—Real Estate” below for additional information on these investments. As of September 30, 2026, we also own real estate-related securities, have investments in commercial loans and have invested in an affiliated fund which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States.
Public Offering
In May 2021, we commenced our initial public offering of up to $3.0 billion in shares of common stock. In November 2024, our initial public offering terminated, and we commenced our follow-on public offering of up to $3.0 billion of shares of common stock, consisting of up to $2.4 billion in shares of common stock in our primary offering and up to $600.0 million in shares of common stock under our distribution reinvestment plan (collectively, the “Public Offering”). We are offering to sell any combination of five classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class E shares in the Public Offering, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Public Offering will vary and will generally equal our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We intend to continue selling shares in our follow-on public offering on a monthly basis. As of September 30, 2026, we have received aggregate gross proceeds of $251.3 million from the Public Offering.
Private Offerings
In addition to the Public Offering, we are conducting multiple private offerings of our common stock (the “Private Offerings”). As of September 30, 2026, we have received gross proceeds of $645.1 million in the Private Offerings.

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

The DST Program gives us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Certain affiliates of the Adviser receive fees in connection with the sale of the Interests and the management of the DSTs. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares of all classes of our common stock under our share repurchase plan and for other corporate purposes. We commenced our DST Program in February 2023. As of September 30, 2026, we have raised $371.4 million net proceeds from our DST Program.

Factors Affecting Operating Results
Our results of operations are affected by a number of factors and depend on the rental income generated by the properties that we acquire or lend on, the timing of lease expirations, operating expenses, income or loss from unconsolidated entities, general market conditions and the competitive environment for real estate assets. Of these factors, evolving macroeconomic and geopolitical landscapes, interest rates, transaction activity, and leasing strength across parts of the portfolio had the most direct impacts on our performance and financial condition during the past several quarters.
Market Conditions
Our business is affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world. Inflation, labor-market conditions, and economic trend data may influence the future path of interest rates. Financial and economic conditions may also be affected by geopolitical conflicts, changes in U.S. trade policy, and other developments that may impact capital markets, supply chains, or economic activity. Borrowing costs have risen since reaching recent lows in Q1 2026 and may affect transaction activity, valuations, and required growth within investor underwriting. Our investment decisions today are further colored by a divergence in sector fundamentals, impacts of changes to U.S. trade policies and the resulting effects on both near-term and long-term consumer demand. Our real estate portfolio is comprised of tangible, income-generating assets, the cash flows of which are less directly impacted by fluctuations in public markets. Changes to U.S. trade policies may cause construction costs to increase, which makes owning existing real estate below replacement cost attractive and a defensive place for capital preservation. These dynamics could create attractive entry points and investment opportunities as the market moves through an inflection point, further emphasizing the importance of disciplined, investment-level execution to generate outperformance.
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

Our investments are diversified across real estate sectors, including industrial, healthcare, multifamily, retail, self-storage, office, and manufactured housing, as well as private real estate credit. With our pipeline of new investments, available liquidity and low leverage, we believe we are well positioned to access private real estate as the market emerges from an inflection point. While market volatility and certain fundamental factors have affected and may continue to affect the commercial real estate market and our performance, we believe there are positive long-term fundamentals within our portfolio and benefits from our recent portfolio repositioning. In addition, we believe that demand will continue for Section 1031 investment products, supporting our DST Program.

Q3 2026 Highlights
Operating Results
•We declared monthly net distributions totaling $10.0 million for the three months ended September 30, 2026. The details of the average annualized distribution rates and total returns are shown in the following table:

	Class T	Class S	Class D	Class I	Class E	Class N	Class S-PR	Class K-PR
Average Annualized Distribution Rate(1)	5.5%	5.5%	6.1%	6.3%	5.8%	5.9%	5.9%	6.1%
Year-to-Date Total Return, without upfront selling commissions(2)	4.4%	4.0%	4.8%	5.0%	5.8%	5.5%	4.4%	4.5%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	0.7%	0.4%	3.3%	5.0%	5.8%	5.5%	0.7%	4.5%
Inception-to-Date Total Return, without upfront selling commissions(2)(3)	4.5%	4.5%	4.8%	5.1%	6.4%	7.7%	6.2%	6.3%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)(3)	3.8%	3.8%	4.5%	5.1%	6.4%	7.7%	3.2%	6.3%
(1)The annualized distribution rate is calculated as the current month’s distribution annualized and divided by the prior month’s NAV, which is inclusive of all fees and expenses. The percent shown is the average annualized distribution rate for the three months ended September 30, 2026.
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
Capital Activity
•During the three months ended September 30, 2026, we raised $10.5 million of net proceeds from the sale of our common stock and $77.5 million of net proceeds from the DST Program.
Investments
•We purchased $17.7 million and sold $2.5 million in real estate-related securities bringing our total investment in real estate-related securities to $41.9 million.
•We purchased an 85% occupied, 626-unit storage facility located in La Habra, California, for a purchase price of $15.6 million inclusive of acquisition-related costs.
•We purchased a 100% leased retail property in the Raleigh, North Carolina Metropolitan Statistical Area for a purchase price of $85.9 million inclusive of acquisition-related costs.
•We invested $0.3 million to form West Spring Healthcare Properties, LLC, a real estate operating company focused on the acquisition and asset management of medical office buildings.
•We acquired an additional 7.5% indirect interest in the Sunbelt Medical Office Portfolio for $15.0 million.

Investment Portfolio
Summary of Portfolio
The following chart summarizes the allocation of our investment portfolio based on gross asset value as of September 30, 2026:
Investment Allocation (1)
The following charts describe the diversification of our investments in real estate based on gross asset value as of September 30, 2026:
Property Type (2)
Geography (3)

(1)Investment allocation is measured as the gross asset value of each investment category (real estate property investments, private real estate credit, real estate-related securities or cash) against the gross asset value of all investment categories, excluding the value of any third-party interests in such real estate property investments. Prior to June 1, 2026, the private real estate credit allocation was measured net of the value of the secured lending agreement. Real estate property investments include our direct property investments, unconsolidated investments and our interest in retail properties through our interest in ITP Investments LLC. See “—Real Estate” below for additional information on these investments. Totals may not sum to 100% due to rounding.
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
As of September 30, 2026, we owned interests in 71 properties, which we acquired for a total purchase price of $1.2 billion, inclusive of closing costs. Our diversified portfolio of income producing assets consists of healthcare, office, industrial, self-storage, multifamily, student housing and retail properties, as well as private real estate credit investments, concentrated in growth markets across the United States.
The following table provides a summary of our real estate portfolio as of September 30, 2026:

Segment	Number of Properties	Sq. Feet / Units /Beds	Occupancy Rate	Gross Asset Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Industrial	15	2,607,344 sq. ft.	99%	$338,223	$19,385	22%
Healthcare	20	1,030,397 sq. ft.	94%	204,082	4,934	6%
Multifamily	3	739 units	94%	168,672	15,018	17%
Retail	2	461,723 sq. ft.	100%	146,704	4,734	5%
Self-Storage	9	527,915 sq. ft.	85%	98,803	5,534	6%
Office	2	181,517 sq. ft.	99%	88,416	6,600	7%
Student Housing	1	833 beds	74%	81,375	9,684	11%
Other(3)	19	4,926,147 sq. ft. / 383 lots	93%	103,390	7,480	8%
Total	71			$1,229,665	$73,369	82%
(1)Based on fair value as of September 30, 2026. Gross Asset Value consists of $967.8 million of our allocable share of consolidated real estate properties and $261.9 million of our allocable share of the gross real estate value held by unconsolidated entities, in each case excluding the value of any third-party interests in such real estate investments. See “—Real Estate” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2026. Healthcare and Other segment revenue includes income from unconsolidated entities.
(3)The full amount of the Other segment is comprised of non-controlling interests we own in retail properties through our interest in ITP Investments LLC and our investments in manufactured housing communities. See “—Real Estate” below for additional information on these investments.

The following table provides a summary of our private real estate credit as of September 30, 2026:

Segment	Number of Instruments	Fair Value ($ in thousands)(1)	Segment Revenue ($ in thousands)(2)	Percentage of Total Segment Revenue
Private Real Estate Credit	4	$231,364	$13,515	15%
(1)Based on fair value as of September 30, 2026. The Fair Value includes investments in commercial mortgages, the investment in an affiliated debt fund and unconsolidated preferred equity. See “—Private Real Estate Credit” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2026. The Private Real Estate Credit segment revenue includes income from unconsolidated entities as a result of the San Simeon Preferred Equity investment, income from commercial loans and income from the investment in an affiliated fund.
The following table provides a summary of our real estate-related securities as of September 30, 2026:

Segment	Number of Instruments	Fair Value (in thousands)(1)	Segment Revenue (in thousands)(2)	Percentage of Total Segment Revenue
Real Estate-Related Securities	25	$41,856	$848	1%
(1)Based on fair value as of September 30, 2026. The Fair Value includes investments in liquid real estate-related securities consisting of investments in commercial mortgage backed securities (“CMBS”) and preferred stock of REITs. See “—Investments in Real Estate-Related Securities” below for additional information on these investments.
(2)Segment revenue is presented for the nine months ended September 30, 2026. The Real Estate-Related Securities segment revenue includes the gain (loss) from real estate-related securities, net.

Real Estate
The following table provides information regarding our portfolio of real estate as of September 30, 2026:

Segment and Investment	Number of Properties	Location(s)	Acquisition Date(s)	Ownership Interest	Sq. Feet / Units /Beds		Occupancy
Industrial:
13034 Excelsior(4)	1	Norwalk, CA	December 2020	100%	53,527	sq. ft.	100%
5201 Industry(4)	1	Pico Rivera, CA	December 2020	100%	40,480	sq. ft.	100%
Meridian Business 940(4)	1	Aurora, IL	September 2021	100%	257,452	sq. ft.	100%
Capital Park 2919(4)	1	Grove City, OH	January 2022	100%	378,283	sq. ft.	100%
3101 Agler Road(4)	1	Columbus, OH	March 2022	100%	160,000	sq. ft.	100%
Earth City 13330	1	Earth City, MO	March 2022	95%	542,600	sq. ft.	100%
International Business 4535(4)	1	Charlotte, NC	July 2024	100%	61,200	sq. ft.	100%
NJ Exit 5 Industrial Portfolio	5	Lumberton, NJ	December 2024	95%	384,335	sq. ft.	91%
Buckhorn Industrial(4)	1	Mebane, NC	August 2025	100%	265,200	sq. ft.	100%
Interstate Commerce(4)	1	Fort Pierce, FL	September 2025	100%	211,547	sq. ft.	100%
Gateway One(4)	1	West Columbia, SC	April 2026	100%	252,720	sq. ft.	100%
Total Industrial	15				2,607,344	sq. ft.

Healthcare:
Sunbelt Medical Office Portfolio(1)	20	CA, CO, FL, TN, TX	September 2020 / December 2020 / February 2021	50.0%	1,030,397	sq. ft.	94%
Total Healthcare	20				1,030,397	sq. ft.

Multifamily:
Everly Roseland(2)	1	Roseland, NJ	April 2022	57%	360	units	95%
Elan at Bluffview	1	Dallas, TX	November 2024	100%	181	units	97%
Fleetwood Apartments	1	Las Vegas, NV	August 2025	93%	198	units	95%
Total Multifamily	3				739	units

Office:
Willows Commerce 9805	1	Redmond, WA	December 2020	100%	80,980	sq. ft.	100%
Elizabeth on Seventh(4)	1	Charlotte, NC	December 2025	100%	100,537	sq. ft.	93%
Total Office	2				181,517	sq. ft.

Student Housing:
The Carmin(6)	1	Tempe, AZ	December 2021	57%	833	beds	74%
Total Student Housing	1				833	beds

Self-Storage:
River Road Storage(4)	1	Salem, OR	September 2021	100%	76,034	sq. ft.	88%
South Loop Storage(4)	1	Houston, TX	September 2021	100%	66,981	sq. ft.	87%
University Parkway Storage(4)	1	Winston-Salem, NC	April 2022	100%	55,935	sq. ft.	83%
Bend Self-Storage Portfolio(4)	2	Bend, OR	June 2022	100%	62,755	sq. ft.	85%
Clarksville Self-Storage Portfolio(4)	3	Clarksville, TN	July 2022	100%	206,670	sq. ft.	83%
Imperial Beach Storage	1	La Habra, CA	July 2026	100%	59,540	sq. ft.	88%
Total Self-Storage	9				527,915	sq. ft.

Retail:
Cortlandt Crossing	1	Mohegan Lake, NY	February 2022	100%	122,308	sq. ft.	100%
Knightdale Marketplace(4)(5)	1	Knightdale, NC	September 2026	100%	339,415	sq. ft.	100%
Total Retail	2				461,723	sq. ft.

Other:
Retail GP Fund(3)	14	Various(3)	Various(3)	4.5% - 9.5%	4,926,147	sq. ft.	93%
Tanner Road MHC	1	Houston, TX	May 2025	100%	85	lots	100%
Arizona MHC Portfolio	3	Tucson, AZ	September 2025	100%	195	lots	85%
Silver Shores MHC	1	Everett, WA	November 2025	100%	103	lots	97%
Total Other	19
Total Investment Properties	71

(1)We hold our interest in the Sunbelt Medical Office Portfolio through a 50% ownership interest in a joint venture with Invesco U.S. Income Fund L.P., an affiliate of Invesco, (the “Invesco JV”). The Invesco JV held an 85% ownership interest in a joint venture with a third party. On September 23, 2026, the Invesco JV purchased the 15% interest in the joint venture from the third party. As of September 30, 2026, the Invesco JV holds a 100% ownership interest in the joint venture. We account for our investment using the equity method of accounting. The dates of acquisition in the table above reflect the dates of our investments in the Invesco JV.
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
(4)These properties are held through our DST Program as of September 30, 2026 and have been consolidated in our condensed consolidated balance sheets. Any profits interest due to the third-party investors in the DST Program is reported within non-controlling interests in consolidated joint ventures in our condensed consolidated balance sheets.
(5)Knightdale Marketplace is a portion of a single shopping center comprised of Knightdale East, Knightdale West, and Knightdale Parcel A. Knightdale East and Knightdale West are held through the DST Program, while Knightdale Parcel A was acquired separately by the Operating Partnership and is not included in IREX VI Retail DST.
(6)In February 2026, we amended our joint venture agreement related to The Carmin student housing property resulting in a new consolidated ownership interest of 57%.
Lease Expirations
The following schedule details the expiring leases at our consolidated office, industrial, and retail properties, as well as our unconsolidated healthcare properties by annualized base rent and square footage as of September 30, 2026. The table below excludes our self-storage, multifamily, manufactured housing and student housing properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent (in thousands)(1)(2)	% of Total Annualized Base Rent Expiring	Square Feet(2)	% of Total Square Feet Expiring
2026 (remaining)	23	$1,430	3%	152,150	4%
2027	37	3,271	6%	348,322	10%
2028	43	4,603	9%	315,781	9%
2029	55	8,681	17%	732,318	20%
2030	45	4,986	10%	281,476	8%
2031	29	3,519	7%	368,662	10%
2032	22	3,093	6%	122,452	3%
2033	19	2,648	5%	127,656	3%
2034	19	3,913	8%	363,871	10%
2035	17	5,408	11%	524,837	14%
Thereafter	41	9,055	18%	318,606	9%
Total	350	$50,608	100%	3,656,130	100%
(1)Annualized base rent is determined from the annualized September 30, 2026 base rent per leased square foot of the applicable year and excludes tenant recoveries, straight-line rent and above-market and below-market lease amortization.
(2)Annualized base rent and square feet are presented at our pro rata share.

Private Real Estate Credit
We hold an investment in San Simeon Preferred Equity. San Simeon Preferred Equity owns San Simeon Apartments, a 431 unit multifamily property in Houston, Texas, which is 92% occupied. Our investment is structured as a preferred membership interest, and we account for our investment in the San Simeon Apartments using the equity method of accounting. At September 30, 2026, we hold a total equity investment of $26.4 million.
We have an investment in Invesco Commercial Mortgage Income - U.S. Fund, L.P. (“CMI”), an affiliate of Invesco managed by our Adviser, which invests primarily in mortgage loans that are collateralized by commercial and residential real estate throughout the United States. As of September 30, 2026, our investment in CMI was $6.8 million.
The following tables summarize our investments in commercial loans as of September 30, 2026 and December 31, 2025:

				September 30, 2026
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.77%	$86,250	$84,149	$84,183	12/9/2030
Sync DFW Multifamily Portfolio Loan	1/9/2026	Senior	Interest Only	6.42%	113,998	113,998	114,060	1/9/2031
Total					$200,248	$198,147	$198,243

				December 31, 2025
in thousands	Origination Date	Loan Type	Periodic Payment Terms	Interest Rate(1)	Loan Amount(2)	Principal Balance Outstanding	Fair Value	Maturity Date(3)
5805 N Jackson Gap Loan	1/20/2023	Mezzanine	Interest Only	12.48%	$12,245	$12,245	$12,235	2/9/2028
The Catherine II Loan	12/10/2025	Senior	Interest Only	6.71%	86,250	83,100	83,100	12/9/2030
Total					$98,495	$95,345	$95,335
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
Interest income recognized from the 5805 N Jackson Gap Loan was $0.3 million during the nine months ended September 30, 2026. No interest income was recognized during the three months ended September 30, 2026 because the loan was repaid in February 2026. During the three and nine months ended September 30, 2025, interest income recognized from the loan was $0.4 million and $1.2 million, respectively. Interest income from the loan is recorded as income from commercial loans in our condensed consolidated statements of operations.
We have originated commercial real estate loan investments structured as senior loans, which are partially financed by the secured lending agreement described in Note 10 — “Borrowings.” During the three and nine months ended September 30, 2026, these loans generated interest income of $3.3 million and $9.4 million, respectively. In addition, we recognized $1.0 million of origination fee income during the nine months ended September 30, 2026. No origination fee income was recognized during the three months ended September 30, 2026 as there were no loan originations during the period. Interest income and origination fee income are recorded as income from commercial loans in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, we recognized interest expense associated with the secured lending agreement of $2.2 million and $6.4 million, respectively, which is recorded as interest expense in our condensed consolidated statements of operations. We did not have any senior commercial real estate loan investments or secured lending agreements outstanding during the three and nine months ended September 30, 2025.

Investments in Liquid Real Estate-Related Securities
The following tables detail our investments in real estate-related securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted-Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$41,122	$(840)	$40,282	$(219)	$40,063	6.32%	12/12/2028
Preferred stock of REITs	N/A	N/A	1,975	(182)	1,793	7.08%	N/A
Total	$41,122	$(840)	$42,257	$(401)	$41,856

	December 31, 2025
in thousands	Principal Balance	Unamortized Premium (Discount)	Amortized Cost / Cost(1)	Unrealized Gain (Loss), Net	Fair Value	Period-end Weighted-Average Yield	Weighted-Average Maturity Date
Non-agency CMBS	$31,974	$(1,065)	$30,909	$342	$31,251	4.95%	11/9/2027
Preferred stock of REITs	N/A	N/A	1,975	33	2,008	6.32%	N/A
Total	$31,974	$(1,065)	$32,884	$375	$33,259
(1)For non-agency CMBS, the amount presented represents amortized cost. For preferred stock of REITs, the amount presented represents cost.

Results of Operations
The following table sets forth the results of our operations:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
in thousands except share amounts	2026	2025		2026	2025
Revenues
Rental revenue	$20,834	$15,672	$5,162	$61,096	$45,088	$16,008
Income from commercial loans	3,257	391	2,866	10,730	1,176	9,554
Other revenue	1,783	1,215	568	4,346	3,245	1,101
Total revenues	25,874	17,278	8,596	76,172	49,509	26,663
Expenses
Rental property operating	8,035	6,836	1,199	24,150	19,173	4,977
General and administrative	2,075	725	1,350	5,662	5,324	338
Management fee - related party	1,360	776	584	3,541	2,089	1,452
Performance participation interest - related party	302	(8)	310	1,565	—	1,565
Depreciation and amortization	10,117	7,612	2,505	29,326	21,821	7,505
Total expenses	21,889	15,941	5,948	64,244	48,407	15,837
Other income (expense), net
Income (loss) from unconsolidated entities, net	2,081	14	2,067	4,900	506	4,394
Gain (loss) on real estate-related securities, net	224	976	(752)	848	2,226	(1,378)
Income (loss) from investment in affiliated fund, net	150	225	(75)	164	922	(758)
Gain (loss) on derivative instruments, net	120	182	(62)	892	(455)	1,347
Unrealized gain (loss) on commercial loans	(74)	23	(97)	105	(22)	127
Debt extinguishment charges	—	—	—	—	(485)	485
Interest income	128	607	(479)	317	2,093	(1,776)
Interest expense	(6,005)	(4,254)	(1,751)	(17,990)	(12,739)	(5,251)
Other income (expense), net	(273)	(130)	(143)	(498)	(293)	(205)
Total other income (expense), net	(3,649)	(2,357)	(1,292)	(11,262)	(8,247)	(3,015)
Net income (loss) attributable to Invesco Real Estate Income Trust Inc.	$336	$(1,020)	$1,356	$666	$(7,145)	$7,811
Net (income) loss attributable to non-controlling interests in consolidated joint ventures	$(3,086)	$(437)	$(2,649)	$(7,914)	$(741)	$(7,173)
Net (income) loss attributable to non-controlling interest in INREIT OP	55	—	55	56	(55)	111
Net income (loss) attributable to common stockholders	$(2,695)	$(1,457)	$(1,238)	$(7,192)	$(7,941)	$749

Earnings (loss) per share:
Net income (loss) per share of common stock, basic and diluted	$(0.11)	$(0.06)	$(0.05)	$(0.31)	$(0.35)	$0.04
Weighted average shares of common stock
Basic	23,823,316	22,941,347	881,969	23,572,317	22,837,463	734,854
Diluted	23,823,316	22,941,347	881,969	23,572,317	22,837,463	734,854

Rental Revenue, Other Revenue and Rental Property Operating Expenses
Our rental revenue primarily consists of fixed contractual base rent from our tenants and is recognized on a straight-line basis over the non-cancelable terms of the related leases. Our rental property operating expenses generally include the costs of ownership of real estate, including insurance, utilities, real estate taxes and repair and maintenance expense. Rental revenue increased by $5.2 million, other revenue increased by $0.6 million and rental property operating expenses increased by $1.2 million for the three months ended September 30, 2026 as compared to the same period in 2025. Rental revenue increased by $16.0 million, other revenue increased by $1.1 million and rental property operating expenses increased by $5.0 million for the nine months ended September 30, 2026 as compared to the same period in 2025. For the three and nine months ended September 30, 2026, rental revenue and property operating expenses increased due to the acquisition of five new properties in the last twelve months. The increase in other revenue is due to an increase in interests sold in our DST Program driving an increase in the organizational and offering expense reimbursements and closing cost reimbursements that we receive.

Income from Commercial Loans and related Interest Expense
During the three and nine months ended September 30, 2026, income from commercial loans increased $2.9 million and $9.6 million, respectively, compared to the three and nine months ended September 30, 2025. This is primarily due to interest income of $3.3 million and $9.4 million during the three and nine months ended September 30, 2026, respectively, from the two new senior loan originations in the last twelve months and origination fee income on the Sync DFW Multifamily Portfolio Loan of $1.0 million in January 2026. This increase is partially offset by a decrease in interest income from the 5805 N Jackson Gap loan which was repaid in full in February 2026. The senior commercial loan investments are partially financed by a secured lending agreement. During the three and nine months ended September 30, 2026, interest expense related to the secured lending agreement increased $2.2 million and $6.4 million, respectively. This resulted in net interest income from commercial loans of $1.0 million and $3.0 million, respectively, during the three and nine months ended September 30, 2026. We did not have senior commercial loans financed by a secured lending agreement in the prior period.
Unrealized Gain (Loss) on Commercial Loans
During the three months ended September 30, 2026, unrealized gain (loss) on commercial loans decreased by $0.1 million compared to the three months ended September 30, 2025. During the nine months ended September 30, 2026, unrealized gain (loss) on commercial loans increased by $0.1 million compared to the nine months ended September 30, 2025. These changes were primarily driven by changes to the interest rate environment in the current period.
General and Administrative
During the three and nine months ended September 30, 2026, general and administrative expenses increased $1.4 million and $0.3 million, respectively, compared to the three and nine months ended September 30, 2025. The increase was primarily due to an increase in costs associated with our DST Program compared to the prior period.
Management Fee - Related Party
During the three and nine months ended September 30, 2026, the management fee increased $0.6 million and $1.5 million, respectively, compared to the three and nine months ended September 30, 2025 due to increases in our net asset value.
Performance Participation Interest - Related Party
During the three and nine months ended September 30, 2026, the performance participation interest increased approximately $0.3 million and $1.6 million, respectively, compared to the three and nine months ended September 30, 2025 due to increases in our net asset value and positive valuation adjustments.
Depreciation and Amortization
During the three and nine months ended September 30, 2026, depreciation and amortization increased $2.5 million and $7.5 million, respectively, compared to the three and nine months ended September 30, 2025 primarily due to the acquisition of five properties in the last twelve months.
Income (Loss) from Unconsolidated Entities, Net
During the three and nine months ended September 30, 2026, income from unconsolidated entities increased $2.1 million and $4.4 million, respectively, compared to the three and nine months ended September 30, 2025. The increase is primarily due to an increase in net income at Vida JV LLC due to unrealized gains from derivatives and a gain recognized on the sale of one property in the Retail GP Fund during the current period.

Gain (Loss) on Real Estate-Related Securities, Net
During the three and nine months ended September 30, 2026, our gains on real estate-related securities decreased by approximately $0.8 million and $1.4 million, respectively, compared to the three and nine months ended September 30, 2025. The decrease was primarily due to market fluctuations on CMBS holdings.
Income (Loss) from Investment in Affiliated Fund, Net
During the three and nine months ended September 30, 2026, income (loss) from investment in affiliated fund decreased by $0.1 million and $0.8 million, respectively, compared to the three and nine months ended September 30, 2025. The decrease is primarily due to a decrease in our investment amount caused by partial redemptions and distributions which decreased our income allocations of the fund.
Gain (Loss) on Derivative Instruments, Net
During the three months ended September 30, 2026, gain (loss) on derivative instruments decreased by $0.1 million compared to the three months ended September 30, 2025. During the nine months ended September 30, 2026, gain (loss) on derivative instruments increased by $1.3 million compared to the nine months ended September 30, 2025. These changes were primarily driven by changes to the interest rate environment in the current period.
Debt Extinguishment Charges
We did not incur any debt extinguishment charges during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, we incurred debt extinguishment charges of $0.5 million related to the refinancing of the mortgage secured by The Carmin student housing property and the early repayment of the mortgage secured by the Midwest Industrial Portfolio properties in conjunction with the joint venture buyout.
Interest Income
During the three and nine months ended September 30, 2026, interest income decreased by $0.5 million and $1.8 million, respectively, compared to the three and nine months ended September 30, 2025, primarily due to a lower average cash balance in the current period. This interest income represents cash held in our bank accounts while interest income from commercial loans is presented separately and described above.
Interest Expense
During the three and nine months ended September 30, 2026, interest expense increased $1.8 million and $5.3 million compared to the three and nine months ended September 30, 2025 primarily due to the interest expense related to the secured lending agreement described above.
Other Income (Expense)
During the three and nine months ended September 30, 2026, other income decreased by $0.1 million and $0.2 million compared to the three and nine months ended September 30, 2025, primarily due to income tax expense recorded in the current period driven by increased activity at the TRS entity, as compared to an income tax benefit in the prior period.
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

The following table presents a reconciliation of FFO, AFFO and FAD to net income (loss) attributable to our stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Net income (loss) attributable to our stockholders	$(2,695)	$(1,457)	$(7,192)	$(7,941)
Adjustments to arrive at FFO:
Real estate depreciation and amortization	10,117	7,612	29,326	21,821
Amount attributed to unconsolidated entities for real estate depreciation and amortization	2,339	2,192	7,191	6,924
Amount attributed to non-controlling interests for real estate depreciation and amortization	(1,082)	(2,161)	(3,434)	(3,017)
Amount attributed to unconsolidated entities for (gain) loss on disposition of real estate	(574)	(79)	(574)	(419)
FFO attributable to our stockholders	8,105	6,107	25,317	17,368
Adjustments to arrive at AFFO:
Straight-line rental income	(401)	(118)	(1,353)	(450)
Amortization of capitalized tax abatement(1)	42	42	125	125
Amortization of above-market and below-market lease intangibles	(544)	(438)	(1,602)	(1,305)
Amortization of deferred financing costs	239	428	771	1,175
Debt extinguishment charges	—	—	—	485
Unrealized losses (gains) from changes in the fair value of financial instruments(2)	433	172	199	1,270
Non-cash share based compensation awards	75	51	236	176
Non-cash performance participation interest	302	(8)	1,565	—
Amount attributed to unconsolidated entities for unrealized losses (gains) on fair value of financial instruments	(528)	1,033	(1,359)	2,098
Amount attributed to unconsolidated entities for above adjustments	(486)	89	(835)	220
Amount attributed to non-controlling interests for above adjustments	(30)	1,107	147	582
AFFO attributable to our stockholders	7,207	8,465	23,211	21,744
Adjustments to arrive at FAD:
Non-cash management fee	1,360	776	3,541	2,089
Recurring tenant improvements, leasing commissions and other capital expenditures(3)	(1,067)	(788)	(344)	(644)
Accrued preferred return from preferred membership interest	(318)	(315)	(947)	(923)
Accrued preferred return from preferred equity investment	(195)	(87)	(566)	(259)
Stockholder servicing fees	(68)	(52)	(184)	(148)
Recurring capital expenditures attributed to unconsolidated entities(3)	(185)	(221)	(852)	(1,801)
Recurring capital expenditures attributed to non-controlling interests(3)	189	195	(82)	985
Realized (gains) losses on financial instruments(4)	(5)	(96)	(37)	933
Accrued property incentive fees	—	—	—	(92)
FAD attributable to our stockholders	$6,918	$7,877	$23,740	$21,884
(1)We obtained a tax abatement in conjunction with our purchase of the 3101 Agler property with an expiration date of December 31, 2031. We are amortizing the tax abatement over its remaining useful life as a component of property operating expenses in the condensed consolidated statements of operations. As of September 30, 2026, accumulated amortization of the capitalized tax abatement was $0.8 million.
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
The following table reconciles stockholders’ equity under GAAP per our condensed consolidated balance sheets to our NAV:

in thousands	September 30, 2026	December 31, 2025
Stockholders' equity	$23,236	$67,071
Non-redeemable non-controlling interests in INREIT OP	13,045	—
Total stockholders' equity and INREIT OP partners' capital	36,281	67,071
Adjustments:
Class N redeemable common stock(1)	462,403	445,933
Unrealized net real estate and borrowings appreciation (depreciation)(2)	10,776	(16,533)
Accumulated depreciation and amortization(3)	156,601	141,816
Organization costs, offering costs and certain operating expenses(4)	12,000	12,000
Redeemable non-controlling interests attributable to INREIT OP(5)	144	—
Accrued stockholder servicing fee(6)	2,862	2,510
Impairment of investments in real estate(7)	6,182	6,182
Straight-line rent receivable(8)	(10,228)	(8,534)
Change in interest in consolidated joint ventures(9)	(8,000)	(17,020)
Other	—	(862)
NAV	$669,021	$632,563
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
(2)Our investments in real estate are presented under historical cost in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, our mortgage notes, revolving credit facility, secured lending agreement and financing obligation (“Borrowings”) are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Borrowings are not included in our condensed consolidated financial statements. For purposes of determining our NAV, our investments in real estate and our Borrowings are recorded at fair value. The increase in current year appreciation is due to the recovery of real estate equity valuations as compared to the prior year, primarily driven by growth in operating income and the purchase of assets at a discount.
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
(6)Accrued stockholder servicing fee represents the accrual for the cost of the stockholder servicing fee for Class T, Class S, Class D and Class S-PR shares. Under GAAP, we accrued the full cost of the stockholder servicing fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class T, Class S and Class D shares. For Class S-PR shares, we accrued the full amount of stockholder servicing fee payable over an estimated investor holding period as an offering cost at the time we sold the shares. For purposes of calculating NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis when such fee is paid.
(7)We record impairment of investments in real estate in accordance with GAAP. Any impairment recorded for GAAP is excluded for purposes of determining our NAV.
(8)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
(9)Under GAAP, changes in ownership interests in consolidated joint ventures that do not result in a loss of control are accounted for as equity transactions. The difference between the adjustment to the carrying amount of noncontrolling interests and the consideration received or paid is recognized in additional paid-in capital. For purposes of determining NAV, the cumulative impact of these transactions recorded in additional paid-in capital is reversed to reflect the consideration received or paid. The change in this adjustment during the period was primarily attributable to the promote crystallization transaction related to The Carmin joint venture.
The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 and December 31, 2025:

in thousands, except share/unit data
Components of NAV	September 30, 2026	December 31, 2025
Investments in real estate	$1,155,436	$1,006,986
Investments in unconsolidated entities	178,854	157,442
Investments in real estate-related securities	41,856	33,259
Investments in commercial loans	198,243	95,335
Investment in affiliated fund	6,802	12,545
Cash and cash equivalents	20,206	25,578
Restricted cash	9,065	1,954
Other assets	4,956	2,230
Mortgage notes, revolving credit facility, secured lending agreement and financing obligation, net	(479,718)	(394,425)
Subscriptions received in advance	(4,917)	(401)
Other liabilities	(27,358)	(20,574)
Accrued performance participation interest	(1,565)	(151)
Management fee payable	(929)	(626)
Accrued stockholder servicing fees	(24)	(17)
Non-controlling interests in joint-ventures	(431,886)	(286,572)
Net asset value	$669,021	$632,563
Number of outstanding shares/units	24,389,375	23,183,377

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026:

in thousands, except share/unit data
NAV Per Share/Unit	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares	Operating Partnership Units(1)	Total
Net asset value	$6,555	$11,724	$12,768	$102,123	$27,384	$440,669	$33,535	$20,800	$13,463	$669,021
Number of outstanding shares/units	251,262	449,507	489,017	3,888,739	961,905	15,818,838	1,245,382	772,519	512,206	24,389,375
NAV Per Share/Unit as of September 30, 2026	$26.0880	$26.0821	$26.1087	$26.2613	$28.4681	$27.8573	$26.9275	$26.9246	$26.2844
(1)Includes the limited partnership interest of the Operating Partnership held by the Special Limited Partner and parties other than the Company.
Our real estate properties are valued by an independent advisor using a discounted cash flow methodology. The following table summarizes the weighted averages of the key unobservable inputs used in the September 30, 2026 valuations:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.2%	5.8%
Office	9.3%	7.3%
Industrial	7.8%	5.8%
Self-Storage	8.0%	5.8%
Multifamily	7.5%	5.5%
Student Housing	8.0%	5.8%
Retail	8.4%	7.3%
Manufactured Housing Community	9.5%	5.6%

These assumptions are determined by Capright and reviewed by the Adviser. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Healthcare Investment Values	Office Investment Values	Industrial Investment Values	Self-Storage Investment Values	Multifamily Investment Values	Student Housing Investment Values	Retail Investment Values	Manufactured Housing Community Investment Values
Discount Rate (weighted average)	0.25% decrease	+1.9%	+1.8%	+2.0%	+1.9%	+1.9%	+1.9%	+1.8%	+1.9%
Discount Rate (weighted average)	0.25% increase	(1.9)%	(1.8)%	(1.9)%	(1.8)%	(1.9)%	(1.9)%	(1.8)%	(1.9)%
Exit Capitalization Rate (weighted average)	0.25% decrease	+2.8%	+2.0%	+2.9%	+2.6%	+3.0%	+2.7%	+1.9%	+3.0%
Exit Capitalization Rate (weighted average)	0.25% increase	(2.6)%	(1.9)%	(2.6)%	(2.4)%	(2.7)%	(2.5)%	(1.8)%	(2.7)%
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
For the three and nine months ended September 30, 2026, we declared distributions of $10.0 million and $29.3 million, respectively. For the three and nine months ended September 30, 2025, we declared distributions of $9.5 million and $28.3 million, respectively.

The following table summarizes our distributions declared during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30, 2026		September 30, 2025
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$3,583	36%	$3,633	38%
Reinvested in shares	6,435	64%	5,847	62%
Total distributions	$10,018	100%	$9,480	100%
Sources of Distributions
Cash flows from operating activities	$8,332	83%	$9,480	100%
Distributions of capital from investments in unconsolidated entities(1)	1,686	17%	—	—%
Total sources of distributions	$10,018	100%	$9,480	100%

Cash flows from operating activities	$8,332		$13,184
Funds from Operations(2)	$8,105		$6,107

	Nine Months Ended
	September 30, 2026		September 30, 2025
in thousands	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$10,469	36%	$11,000	39%
Reinvested in shares	18,837	64%	17,265	61%
Total distributions	$29,306	100%	$28,265	100%
Sources of Distributions
Cash flows from operating activities	$29,306	100%	$20,573	73%
Distributions of capital from investments in unconsolidated entities(1)	—	—%	6,720	24%
Offering proceeds(3)	—	—%	972	3%
Total sources of distributions	$29,306	100%	$28,265	100%

Cash flows from operating activities	$35,258		$20,573
Funds from Operations(2)	$25,317		$17,368
(1)Represents distributions received from equity method investments that are classified as cash flows from investing activities. These equity method investments currently include our interest in a joint venture through which we own our interest in the Sunbelt Medical Office Portfolio, our preferred membership interest in San Simeon Preferred Equity, which owns a multifamily property, our interest in a real estate operating company focused on the aggregation and asset management of manufactured housing, and our interest in a joint venture through which we hold our interests in a fully integrated retail platform operating company and non-controlling interests we own in fourteen retail properties. Distributions received from equity method investments are classified as either cash flows from operating or investing activities based on the cumulative earnings approach. See Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on the cumulative earnings approach. In addition, this amount represents distributions from our investment in an affiliated fund. The distributions received from this investment are classified as investing activities.
(2)See “—Funds from Operations, Adjusted Funds from Operations and Funds Available for Distribution” above for description of Funds from Operations (“FFO”), for reconciliation of FFO to GAAP net income (loss) attributable to INREIT stockholders and for considerations on how to review this metric.
(3)Offering proceeds represents distributions reinvested in shares of our common stock at the stockholders’ election through our distribution reinvestment plan.

The table below details the net distribution for each of our share classes for the nine months ended September 30, 2026:

Declaration Date	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class N Shares	Class S-PR Shares	Class K-PR Shares
January 30, 2026	$0.1207	$0.1206	$0.1340	$0.1395	$0.1395	$0.1395	$0.1387	$0.1395
February 27, 2026	0.1202	0.1202	0.1322	0.1372	0.1372	0.1372	0.1353	0.1372
March 31, 2026	0.1207	0.1207	0.1340	0.1395	0.1395	0.1395	0.1368	0.1395
April 30, 2026	0.1198	0.1197	0.1326	0.1380	0.1380	0.1380	0.1352	0.1380
May 29, 2026	0.1207	0.1206	0.1340	0.1395	0.1395	0.1395	0.1355	0.1395
June 30, 2026	0.1198	0.1198	0.1326	0.1380	0.1380	0.1380	0.1340	0.1380
July 31, 2026	0.1207	0.1207	0.1340	0.1395	0.1395	0.1395	0.1351	0.1395
August 31, 2026	0.1206	0.1207	0.1339	0.1395	0.1395	0.1395	0.1340	0.1395
September 30, 2026	0.1197	0.1198	0.1326	0.1380	0.1380	0.1380	0.1325	0.1380
Total	$1.0829	$1.0828	$1.1999	$1.2487	$1.2487	$1.2487	$1.2171	$1.2487
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

The Adviser advanced all of our operating expenses on our behalf through December 31, 2021. Beginning January 2022 and ceasing September 2022, we began ratably reimbursing the Adviser over 60 months for the operating expenses incurred prior to December 31, 2021 and will recommence reimbursements to the Adviser following the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. As of September 30, 2026 and December 31, 2025, we have $5.4 million due to the Adviser for advanced operating expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.

The Adviser advanced all of our organization and offering expenses (other than upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees) incurred through December 31, 2022. We will begin reimbursing the Adviser for advanced organization and offering expenses upon the earlier of (1) the date that our NAV reaches $1.0 billion and (2) December 31, 2027. We will reimburse the Adviser for all of our advanced expenses ratably over 60 months following such date. As of September 30, 2026 and December 31, 2025, we have $6.8 million due to the Adviser for advanced organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2022, we began reimbursing the Adviser on a quarterly basis for operating expenses incurred subsequent to December 31, 2021. As of September 30, 2026 and December 31, 2025, we have $2.8 million and $3.8 million, respectively, due to the Adviser for operating expenses. The amount due to the Adviser is recorded as a component of due to affiliates on our condensed consolidated balance sheets.
In January 2023, we began reimbursing the Adviser on a quarterly basis for organization and offering expenses incurred subsequent to December 31, 2022. As of September 30, 2026 and December 31, 2025, we have $0.7 million and $0.5 million, respectively, due to the Adviser for organization and offering expenses that are recorded as a component of due to affiliates on our condensed consolidated balance sheets.
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
We may reimburse the Adviser for expenses in excess of the 2%/25% Guidelines if a majority of our independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. Operating expenses for the four consecutive fiscal quarters ended September 30, 2026 did not exceed the charter-imposed limitation.
In May 2026, we and MassMutual entered into Amendment No. 3 (the “Amendment”) to the Subscription Agreement which amended the Subscription Agreement to modify MassMutual's repurchase rights as described below.
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

Capital Resources
Our borrowing arrangements include a Revolving Credit Facility, secured lending agreement and mortgage notes payable. The table below summarizes our borrowing arrangements as of September 30, 2026 and December 31, 2025:

			September 30, 2026				Principal Balance Outstanding
$ in thousands	Current Maturity	Extended Maturity Date(1)	Interest Rate(2)	Weighted Average Interest Rate	Maximum Facility Size	Available Capacity	September 30, 2026	December 31, 2025
Revolving Credit Facility	7/23/2027	7/21/2028	S + applicable margin(3)	5.20%	$250,000	$67,000	$32,000	$40,000

Secured Lending Agreement
Repurchase Agreement
Citibank	12/9/2027	12/9/2029	S + 1.70%	5.28%	$300,000	$141,553	$158,447	$66,480

Mortgage Notes Payable
The Carmin	3/5/2027	3/5/2032	S + 1.75%	5.38%	$84,000	$—	$84,000	$84,000
Cortlandt Crossing	3/1/2027	N/A	3.13%	3.13%	39,660	—	39,660	39,660
Everly Roseland	4/28/2027	4/28/2029	S + 1.45%	5.12%	113,500	1,307	112,193	111,658
Total mortgages payable							235,853	235,318
Deferred financing costs, net							(277)	(570)
Mortgages payable, net							$235,576	$234,748
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
As of September 30, 2026, we were in compliance with all loan covenants in our revolving credit facility, secured lending and mortgage note agreements.
On January 22, 2021, we entered into the Revolving Credit Facility with Bank of America. As of September 30, 2026, the aggregate commitment is $100.0 million with an ability to request increases up to $250.0 million in aggregate commitments. The available borrowing capacity on the Revolving Credit Facility is the difference between the maximum facility size and the current principal outstanding balance, including any outstanding letters of credit, limited by the aggregate fair value and cash flows of our unencumbered properties as applicable. The unused commitment fee is 0.25% if usage is less than 50% and 0.15% if usage is greater than or equal to 50% that accrues on the daily amount by which the aggregate commitments exceed the total outstanding balance of the Revolving Credit Facility.
In December 2025, we entered into a traditional repurchase agreement with Citibank. As of September 30, 2026, the aggregate commitment is $160.2 million with the ability to request increases up to $300.0 million with new originations, subject to certain conditions. We have pledged two investments in commercial loans with a fair value of $198.2 million as collateral for this agreement. We segregate the commercial real estate loans that we have pledged as collateral in our books and records. Our repurchase agreement counterparty has the right to resell or repledge the collateral posted but has the obligation to return the pledged collateral upon maturity of the repurchase agreement.
We were not required to post any margin under our master repurchase agreement as of September 30, 2026. A margin deficiency may generally result from either a decline in the underlying loans’ market value or a shortfall in operating performance of the property. We may finance multiple commercial loan investments under a repurchase agreement; therefore, a margin excess in one asset could help mitigate a margin deficiency in another asset under the same repurchase agreement. We intend to maintain a level of liquidity that will enable us to meet margin calls. Master repurchase agreements are recourse obligations.
We have entered into mortgage notes that are secured by our real estate investments.

In March 2026, we exercised the first extension option of the mortgage note for The Carmin, which extended the maturity date to March 5, 2027. We have five remaining extension options available which would extend the maturity date to March 5, 2032.
In connection with the failed sale and leaseback of The Carmin property, as of September 30, 2026, we hold a financing obligation on our condensed consolidated balance sheets of $54.0 million, net of debt issuance costs.
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
At September 30, 2026, we had cash and cash equivalents of $20.2 million and restricted cash of $9.1 million. Our restricted cash consists of subscriptions received in advance, an interest and capital expenditure reserve that we are contractually required to maintain on deposit under the terms of our preferred membership interest in a limited liability company, amounts in escrow for taxes and insurance related to mortgages at certain properties and security deposits.
Capital Uses
During periods when we are selling more shares than we are repurchasing, we primarily use our capital to acquire our investments, which we also fund with other capital resources. During periods when we are repurchasing more shares than we are selling, we primarily use our capital to fund repurchases. During the months ended July 31, 2026, August 31, 2026 and September 30, 2026, we received repurchase requests below the applicable repurchase limits under our share repurchase plan and fulfilled all repurchase requests.

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
Forward-Looking Statements Regarding Liquidity
We believe that with respect to liquidity, we are well positioned with $87.2 million of immediate liquidity as of September 30, 2026, comprised of $67.0 million of undrawn capacity on our Revolving Credit Facility and $20.2 million of cash and cash equivalents. In addition, we hold $41.9 million in investments in real estate-related securities that could be liquidated to satisfy any potential liquidity requirements.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
in thousands	2026	2025
Cash flows provided by (used in) operating activities	$35,258	$20,573
Cash flows provided by (used in) investing activities	(246,890)	(120,561)
Cash flows provided by (used in) financing activities	213,371	89,536
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,739	$(10,452)
Operating Activities
Cash flows provided by operating activities of $35.3 million for the nine months ended September 30, 2026 consists of our net income of $0.7 million adjusted for non-cash items and changes in assets and liabilities. The change in our assets and liabilities is primarily due to the timing of cash receipts and cash payments, including amounts we owe our affiliates. We also had an increase in distributions received from equity method investments classified as operating activities based on the cumulative earnings approach in connection with the San Simeon Preferred Equity modification.

Investing Activities
Cash flows used in investing activities increased $126.3 million during the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to the origination of the Sync DFW Multifamily Portfolio Loan, the acquisitions of Gateway One, Imperial Beach, and Knightdale Marketplace, and the Vida joint venture buyout during the period. This increase was offset by the repayment of the 5805 N Jackson Gap Loan, a partial redemption of our investment in an affiliated fund and the sale of real estate related securities.
Financing Activities
Cash flows provided by financing activities increased $123.8 million for the nine months ended September 30, 2026 compared to the corresponding period in 2025 primarily due to an increase in net borrowings of $110.5 million, an increase in contributions from non-controlling interests of $26.9 million and an increase in net proceeds of common stock of $15.1 million. These increases were partially offset by net cash paid in connection with joint venture buyouts and amendments for two of our properties of $24.4 million and an increase in distributions to non-controlling interests of $4.5 million.
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
Certain of our mortgage notes and Revolving Credit Facility financings are variable rate and indexed to SOFR. As of September 30, 2026, we had borrowed $267.9 million under our mortgage notes and Revolving Credit Facility. Of our total borrowings, $228.2 million bears variable rate interest. As of September 30, 2026, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our borrowings over a twelve-month period results in a projected increase or decrease of $0.5 million, respectively, net of the impact of our interest rate hedges.

We have invested a portion of our portfolio in fixed and floating rate real estate-related debt securities. On floating-rate securities, our net income will increase or decrease depending on interest rate movements. As of September 30, 2026, a 50 basis point increase or decrease in SOFR assuming no changes in the composition of our portfolio of real estate-related securities over a twelve-month period results in a projected increase or decrease in interest income of $0.1 million, respectively.
As of September 30, 2026, we have originated $39.7 million of variable rate senior commercial loans, net of the secured lending agreement, that are indexed to SOFR. A rise in benchmark interest rates, such as SOFR, can be expected to lead to higher interest income earned (calculated as benchmark interest rate plus spread) on the variable rate commercial real estate loans we hold. A decline in benchmark interest rates can be expected to lead to lower interest income earned on the variable rate commercial real estate loans we hold. To mitigate the impact of reduced earnings as a result of declining benchmark interest rates, we expect to structure benchmark interest rate floors into each loan where the borrower will be required to pay minimum debt service payments should benchmark interest rates fall below a predetermined rate. Additionally, reduced benchmark interest rates also cause our overall cost of borrowings to decrease. Because our borrowings do not feature interest rate floors, but our variable rate commercial real estate loans feature minimum debt service payments due to us, declining benchmark interest rates below the structured floors may result in an increase to the net interest income received.
The sensitivity analysis table presented below shows the estimated impact in net interest income due to an increase or decrease in SOFR assuming no changes in the composition of our commercial real estate loan investment portfolio and related borrowings over a twelve-month period.

in thousands	As of September 30, 2026
Change in Interest Rates	Projected Increase (Decrease)
+1.00%	$397
+0.50%	$199
-1.00%	$(199)
-0.50%	$(199)
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
Finally, we may be exposed to counterparty credit risk under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2026, we held derivative instruments with a fair value asset balance of $0.5 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures (a) are effective to reasonably ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
On July 1, 2026, we issued 13,812 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.4 million.
On August 1, 2026, we issued 13,519 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.4 million.
On September 1, 2026, we issued 15,149 unregistered Class E shares of common stock to the Adviser for payment of management fees for total consideration of $0.4 million.
On July 1, 2026, we issued 22,617 unregistered Class S-PR shares of common stock for total consideration of $0.6 million, including aggregate commissions paid of approximately $2,000.
On August 1, 2026, we issued 91,794 unregistered Class S-PR shares of common stock for total consideration of $2.5 million, including aggregate commissions paid of approximately $15,000.
On September 1, 2026, we issued 15,563 unregistered Class S-PR shares of common stock for total consideration of $0.4 million, including aggregate commissions paid of approximately $7,000.
On July 1, 2026, we issued 2,313 unregistered Class K-PR shares of common stock for total consideration of $0.1 million.
On August 1, 2026, we issued 15,286 unregistered Class K-PR shares of common stock for total consideration of $0.4 million.
On September 1, 2026, we issued 16,777 unregistered Class K-PR shares of common stock for total consideration of $0.5 million.
The table below shows the total issuances of Class E, Class N, Class S-PR and Class K-PR shares of common stock by us pursuant to the distribution reinvestment plan in our Private Offerings for the three months ended September 30, 2026.

$ in thousands
Date of Issuance	Class of Common Stock	Number of Shares Issued	Consideration Paid
7/10/2026	Class E	295	$8
7/10/2026	Class N	66,319	$1,841
7/10/2026	Class K-PR	1,355	$37
7/10/2026	Class S-PR	863	$23
8/12/2026	Class E	299	$8
8/12/2026	Class N	67,280	$1,869
8/12/2026	Class K-PR	1,390	$37
8/12/2026	Class S-PR	946	$26
9/11/2026	Class E	300	$9
9/11/2026	Class N	67,513	$1,879
9/11/2026	Class K-PR	1,460	$39
9/11/2026	Class S-PR	1,039	$28
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
While stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the discretion of our board of directors.
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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts:

Month of:	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
July 2026	125,929	$25.86	116,960	—
August 2026	163,094	25.51	154,124	—
September 2026	212,049	26.60	203,080	—
	501,072	$26.06	474,164	—
(1)The Total Number of Shares Repurchased and Average Price Paid per Share includes 26,907 Class E common shares held by the Adviser repurchased outside of the share repurchase plan, with an average price paid per share of $28.44, related to shares that were previously issued to the Adviser as payment of management fees.
(2)Publicly announced plans or programs include share repurchases under our share repurchase plan, if any.
(3)All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Amended and Restated Limited Partnership Agreement

On November 10, 2026, we, the Special Limited Partner and the limited partners party thereto entered into that certain Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "Amended and Restated Partnership Agreement"). The Amended and Restated Partnership Agreement amended and restated the Amended and Restated Partnership Agreement dated October 6, 2025 to make certain updates to the provisions on reinvestment of distributions and delivery of tax information to limited partners.

Advisory Agreement Renewal

On November 10, 2026, our board of directors approved the renewal of the Company’s Amended and Restated Advisory Agreement for an additional one-year term expiring December 31, 2027. The terms of the agreement otherwise remain unchanged.

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

3.5	Bylaws of Invesco Real Estate Income Trust Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on March 31, 2021 and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.1 on Form 10-Q filed on May 12, 2023 and incorporated herein by reference).

10.1*	Amended and Restated Limited Partnership Agreement of Invesco REIT Operating Partnership LP, dated November 10, 2026.

31.1*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Equity and Redeemable Equity Instruments; and (iv) Condensed Consolidated Statements of Cash Flows

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

Date: November 13, 2026